Form 10QSB
period 1996-04-30
U S ENVIROSYSTEMS INC /DE/
filed 1996-06-14
CIK 351917

U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549
                                     FORM 10-QSB

     (Mark One)

     [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended    April 30, 1996
                                     ---------------------------

     [ ] Transition report under Section 13 or 15(d) of the Exchange Act

     For the transition period from _____________ to _____________

     Commission file number      0-10238
                            -----------------

                                U.S. ENERGY SYSTEMS, INC.
     --------------------------------------------------------------------------
          (Exact Name of Small Business Issuer as Specified in Its Charter)

              DELAWARE		                                52-1216347
    ------------------------------------                      --------------
         (State or Other Jurisdiction of                           (I.R.S.
         Incorporation or Organization)                           Employer
                                                               Identification
                                                                     No.)

            515 N. FLAGLER DRIVE, SUITE 202, WEST PALM BEACH, FL  33401
     --------------------------------------------------------------------------
                       (Address of Principal Executive Offices)

                               (407)820-9779
     --------------------------------------------------------------------------
                   (Issuer's Telephone Number, Including Area Code)

                           U.S. ENVIROSYSTEMS, INC.
     --------------------------------------------------------------------------
                 (Former Name, Former Address and Former Fiscal Year,
                            if Changed Since Last Report)

          Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes        No   X
         -----     -----

                  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                      PROCEEDING DURING THE PRECEDING FIVE YEARS

            Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

     Yes   X    No
         -----     -----

                         APPLICABLE ONLY TO CORPORATE ISSUERS

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: April 30 -
                                                          ------------
     439,650 shares outstanding
     ----------------------------

          Transitional Small Business Disclosure Format (check one):

     Yes        No   X
         -----     -----

                   U. S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                      (FORMERLY U. S. ENVIROSYSTEMS, INC.)
                                  BALANCE SHEET
                                  APRIL 30, 1996

                                                ASSETS
            Current Assets:
                  Cash in banks                                    $    2,000
                  Other current assets                                  1,000
                                                                   ----------
                        Total Current Assets                            3,000
            Investment in joint ventures at equity:
                  Lehi Independent Power Associates, L.C.           1,150,000
                  Plymouth Cogeneration Limited Partnership           684,000

            Other Assets:
                  Steamboat Envirosystems Deposit                      53,000
                  Deferred costs of new registration                  108,000
                                                                   ----------
                        TOTAL                                      $1,998,000
                                                                   ==========

                                             LIABILITIES
            Current Liabilities:
                  Accounts payable                                 $  389,000
                  Accrued expenses                                    864,000
                                                                   ----------
                        Total Accounts Payable and
                           Accrued Expenses                         1,253,000
                  Income taxes payable current                        182,000
                  Loans payable                                       910,000
                                                                   ----------
                        Total Current Liabilities                   2,345,000
            Convertible subordinated debentures                     1,525,000
            Notes payable, including $
              to related parties                                      970,000
            Deferred interest on debentures                           114,000
            Income taxes and interest payable                         184,000
            Other deferred payables                                    19,000
                                                                   ----------
                        TOTAL LIABILITIES                           5,157,000

                                          CAPITAL DEFICIENCY

            Common Stock, $0.01 Par Value,
                  authorized 35,000,000 shares,
                  issued and outstanding 439,650
                  shares, after giving effect to
                  reverse split of 1 for 40                             4,000
            Preferred Stock, $0.01 Par Value,
                  authorized 5,000,000 shares,
                  issued and outstanding 57,500 shares
                  Total liquidation value $575,000.                     1,000
            Additional paid-in-capital                                112,000
            Accumulated deficit                                    (3,276,000)
                                                                   ----------
                        TOTAL CAPITAL DEFICIENCY                   (3,159,000)
                                                                   ----------
                        TOTAL                                      $1,998,000
                                                                   ==========

                                   See notes to financial statements

                              U. S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                                 (FORMERLY U. S. ENVIROSYSTEMS, INC.)
                                 CONSOLIDATED STATEMENT OF OPERATIONS
                                              (Unaudited)

                                                      THREE MONTHS ENDED
                                                           APRIL 30
                                                    ----------------------
                                                      1996          1995
                                                      ----          ----
             Revenues                              $      --    $      --           0.00
                                                   ---------    ---------    -----------

             Selling and Administrative Expense      235,000      212,000     235,126.27
             Interest Expense                        170,000       99,000     169,147.17
             Loss from Joint Ventures                 25,000       24,000      25,253.46
                                                   ---------    ---------    -----------

             Total Expenses                          430,000      335,000     429,526.90
                                                   ---------    ---------    -----------

             (Loss) from Operations                $(430,000)   $(335,000)   -429,526.90
                                                   =========    =========    ===========

             Net (Loss) Per Share                  $   (0.98)   $   (0.77)
                                                   =========    =========


             Weighted Average Shares Outstanding
                   (After giving effect to 1 for
                   40 reverse split)                 439,622      436,167


                                   See notes to financial statements

                              U. S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                                        STATEMENT OF CASH FLOWS
                                              (Unaudited)

                                                        THREE MONTHS ENDED
                                                              APRIL 30
                                                     --------------------------
                                                         1996           1995
                                                         ----           ----
  Net (loss)                                            $(430,000)  $(335,000)

  Adjustment to reconcile net (loss) to net cash
        (used in) operating activities:
        Amortization of debt discount                       5,000       3,000
        Amortization of deferred financing costs           19,000
        Amortization of purchase price over the
        net assets acquired                                14,000      14,000
        Accrued interest, allowed tax claims
              payable                                       4,000       2,000
        Deferred interest on debentures                                53,000
        Accrued interest on notes payable                  28,000      25,000
        Allowed tax claims, non-current                               (12,000)
        Deferred Officers' salaries                       138,000      52,000
        Equity in loss from joint ventures                 25,000      24,000

        Changes in operating assets and
        liabilities:
             Increase in accounts payable &
              accrued expenses                           114,000      70,000
             Increase in allowed tax claims
              current                                                 14,000
             (Decrease) in payroll taxes payable                     (10,000)
                                                       ---------     --------

             Net cash (used in) operating
             activities                                  (68,000)   (100,000)
                                                     ------------   ---------
  Cash flows from financing activities:
        Repayment of Officer's loan                                    16,000
        Loans from Officers and Directors                              40,000
        Proceeds of additional secured debt                            25,000
        Proceeds from issuance of common stock                          9,000
        Proceeds from loans payable                       125,000
        Payment of income taxes payable                    (3,000)
        Advances from joint ventures                        4,000       3,000
        Deferred registration costs                       (58,000)
                                                      ------------   ---------
              Net cash provided by financing
              activities                                   68,000      93,000
                                                      ------------   ---------

  NET (DECREASE) IN CASH                                        0      (7,000)
  Cash beginning of period                                  2,000       8,000
                                                      ------------   ---------
  Cash end of period                                        2,000       1,000
                                                      ============   =========

  Supplemental disclosure of cash flow
  information:                                             34,000      15,000
        Cash paid for interest
  Supplemental schedule of noncash financing                 none        none
  activity:
  Supplemental schedule of noncash investing                 none        none
  activity:

                                   See notes to financial statements

                              U. S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                                 (FORMERLY U. S. ENVIROSYSTEMS, INC.)

                       CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY
                                              (Unaudited)

                                             Preferred Stock                 Common Stock
                                           -------------------    ----------------------------------
                                                                                         Additional
                                          Number of              Number of                 Paid-in     Accumulated
                                           Shares      Amount      Shares      Amount      Capital       Deficit        Total
                                          --------     ------    ---------     ------    ----------   ------------      -----
              Balance - January 31,
                1996                      57,500     $  1,000    439,650     $  4,000    $ 112,000    $(2,846,000)   $(2,729,000)

              Net (loss) for the three
                 months ended April 30,
                 1996                                                                                    (430,000)      (430,000)
                                          ------     --------    -------     --------    ---------    -----------    -----------


              Balance - April 30, 1996    57,500     $  1,000    439,650     $  4,000    $ 112,000    $(3,276,000)   $(3,159,000)

                                          ======     ========    =======     ========    =========    ===========    ===========


                              See notes to financial statements

                      U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                         (FORMERLY U.S. ENVIROSYSTEMS, INC.)

                            NOTES TO FINANCIAL STATEMENTS
                      THREE MONTHS ENDED APRIL 30, 1996 AND 1995
                                     (Unaudited)


          Note 1 -  Basis of Presentation

                    The accompanying unaudited condensed financial statements have been prepared in accordance with instructions to Form 10-QSB and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. The results for the three months are not necessarily indicative of results for the full year.

          Note 2 -  Income Taxes

                    No income tax provisions have been made due to losses incurred. Deferred income tax benefits have been fully reserved due to the uncertainty of future realization.

          Note 3 -  Net (Loss) Per Share

                    Net (Loss) per share has been computed on the basis of the weighted average number of shares outstanding during the period. Common stock equivalents have not been included in the computation since their inclusion would be anti-dilutive or immaterial. All references to shares and per share amounts have been adjusted retroactively to reflect the reverse split of the Company's Common Stock which became effective on May 10, 1996.

          Note 4 -  Subsequent Events

                    The Company has filed a Schedule 14C Information Statement with the Securities and Exchange Commission stating that the Company's name is being changed to U.S. Energy Systems, Inc. to avoid confusion with another company, and to be more representative of the Company's business. The name change will become effective on June 27, 1996.

                    The stockholders of the Company, at the 1995 annual meeting and its adjournments, approved a reverse split of the Company's Common Stock one new share for forty old shares. The effective date set by the Board of Directors was May 10, 1996. This has been given retroactive effect in this filing, and all references to shares and per share amounts have been adjusted to reflect the reverse split.

                    ON-GOING PROJECTS
                    -----------------

                    Lehi, Utah. As previously reported, in December 1995, Lehi Independent Power Associates, L.C. ("LIPA") concluded a sale of non-essential parts and commenced plans to bring the remaining 10 megawatt engines to operational readiness. Restoring the engines to reliable service is necessary before either a power purchase agreement for the 10 megawatts can be negotiated with the municipal power authority or, alteratively, a sale of the 10 megawatt engines can be concluded with interested parties. LIPA has received such a purchase bid which it is currently evaluating. If the 10 megawatt engines are sold, it would be LIPA's intent to acquire larger, more efficient gas turbines which could be accommodated under the air permit. The Company and its partners believe the market for electricity in the Utah area will continue to grow.

                    Summary of the Income  Statement of LIPA for  the three
                    (3) months ended March 31, 1996:

                             Total Revenue       None

                             Expenses         $11,000

                             Depreciation       3,000
                                              -------

                             Net Loss        ($14,000)

                             USE Share            50%


                    Plymouth, New Hampshire. The study regarding expanding the facility to 10 megawatts from its present 2.5 megawatts is still under way. The purpose would be to provide power to two other state college campuses. Further plans are under development to install special fuel treatment equipment which will allow the existing engines to burn less costly and more efficient fuels. Fuel savings would be shared equally between the college and the partnership, Plymouth Cogeneration Limited Partnership ("Plymouth").

                    Summary of  Income Statement of Plymouth  for the three
                    (3) months ended March 31, 1996:

                     Total Revenues                  $290,000

                     Operating Expenses               157,000
                                                     --------

                     Operating Income                 133,000

                     Interest Expense (Net)            93,000

                     Depreciation                      74,000
                                                     --------

                     Net Loss                        ($34,000)

                     USE Share                            50%

                    Steamboat Geothermal Power Plants. The Company's agreements, subject to financing, to form a limited liability company ("Steamboat LLC"), which will own two geothermal power plants, awaits only the completion of the private and public financing for the Company more fully described below in Note 5. It is expected that this will be completed during June and July.

                    Shopping Malls. The joint development company which was formed by the Company and Cowen Investment Group has been informed by the mall owner that the contract for the first mall cannot be drawn before mid-July at the earliest. When that is signed, construction will begin within 60 days.

                    U.S. Virgin Islands. The contract with Bluebeard Holding Company for construction of a 2 megawatt cogeneration project for Bluebeard's Castle in St. Thomas, U.S. Virgin Islands, is expected to be signed during June. Engineering drawings are in the preliminary draft stage.

                    NEW PROJECTS
                    ------------

                    Other potential projects are being explored by the Company. These include power plants in India, Panama, Israel, New York, Illinois, and elsewhere in the Caribbean basin.

                    LEGAL PROCEEDINGS
                    -----------------

                    The suit brought by the owner of a farm adjacent to the LIPA facility in Lehi, Utah, is being heard by the court. While depositions are being taken, LIPA continues to explore settlement options with the plaintiff. Neither the Company nor its partners believe that the plaintiff has a strong case, but settlement might be less costly than further extensive work on testing and on litigation.

          Note 5 -  Additional Financing and Related Party Transactions

                    On May 3, 1996, the Company filed with the Securities and Exchange Commission a Registration Statement on Form SB-2 for a public offering of 1,625,000 shares of Common Stock at $4.00 per share, and 1,625,000 Redeemable Common Stock Purchase Warrants at ten cents per Warrant. Each Warrant entitles the holder to purchase one share of Common Stock for $4.00 during the four-year period commencing one year from the date of the offering. The underwriters, Gaines Berland, Inc., have the option to purchase an additional 243,750 shares of Common Stock and 243,750 Redeemable Common Stock Purchase Warrants to cover over-allotments, if any. The total of this offering to the public, before the exercise of the underwriters' over-allotment option, will be $6,662,500.

                    The Company has also signed contracts with two private investors for a total of $3,500,000 in Preferred Stock and Private Warrants, to be closed concurrently with the closing of the public underwriting described above. 1,600,000 shares of 11% Preferred Stock is to be sold to Enviro Partners, L.P. for $3,100,000, and 500,000 Private Warrants are to be sold to Energy Management Corporation for $400,000.

                    Further details will be found in Form 10-KSB of January 31, 1996.

                      U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                         (FORMERLY U.S. ENVIROSYSTEMS, INC.)

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                Results of Operations

                  Three Months Ended April 30, 1996 Compared to 1995


          The periods  had no revenues.   The losses shown were  made up of
          the following major elements:

                                                      1996         1995
                                                      ----         ----

           Selling and administrative
           expenses:

           Salaries and consulting fees           $121,000     $ 84,000

           Legal and professional fees              51,000       33,000

           Corporate expenses                        6,000       32,000

           All other                                57,000       63,000
                                                  --------     --------

           Total selling and                      $235,000     $212,000
           administrative expenses

           Interest expenses                      $170,000     $ 99,000

          Consulting agreements which began during 1995 and were not in existence during the 1995 quarter accounted for the increase in salaries and consulting fees.

          Legal and professional fees were higher in the current quarter due to the additional costs related to the additional bridge loans, amortized over the terms of the loans. Costs incurred in connection with the public and private financing have been deferred. As of April 30, 1996, these amounted to $108,000.

          Interest expenses increased in the 1996 quarter due principally to the additional borrowings in bridge loans, which came into being starting in June 1995.

          The three-month joint venture loss totaling $25,000 was similar to the previous year's $24,000, and was composed of $7,000 from Lehi Independent Power Associates, L.C., and $18,000 from Plymouth Cogeneration Limited Partnership.


                           Liquidity and Capital Resources


          During the 1996 quarter, cash flow has been carefully conserved. Salaries have been deferred and additional bridge loan borrowings amounting to $125,000 were received. 50% of interest payments to holders of the subordinated debentures continue to be deferred, by agreement of the bondholders.

          As of April 30, 1996, the Company had a working capital deficiency of $2,342,000 and a capital deficiency of $3,159,000. This compared with $860,000 and $1,736,000 respectively a year earlier. The private and public offerings described in Note 5 above will bring both capital and working capital to positive figures.




          Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

          Date:  June 14, 1996


                                   U.S. Energy Systems, Inc.
                                   (Formerly U.S. Envirosystems, Inc.)




                                   By: /s/ Richard H. Nelson
                                      --------------------------------------
                                        Richard H. Nelson
                                        President and Chief Executive Officer




                                   By: /s/ Seymour J. Beder
                                      ---------------------------------------
                                        Seymour J. Beder
                                        Chief Accounting Officer and
                                          Controller

                                EXHIBIT INDEX


               Exhibit      Description
               -------      -----------

                  27        Financial Data Schedule