Form 10QSB
period 1996-07-31
U S ENVIROSYSTEMS INC /DE/
filed 1996-10-07
CIK 351917

U.S. SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                    FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended                 July 31, 1996
                                    -------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES ACT OF
1934

Commission File Number:        0-10238
                               ---------

                         U.S. ENERGY SYSTEMS, INC.
------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)
               Delaware                                52-1216347
-----------------------------------                  -----------------
        (State of Incorporation)                     (I.R.S. Employer
                                             Identification No.)
         515 N. Flagler Drive, Suite 202, West Palm Beach, FL 33401
------------------------------------------------------------------------------
                 (Address of Principal Executive Offices)

                               (561)820-9779
------------------------------------------------------------------------------
           (Issuer's Telephone Number, Including Area Code)

                      U.S. ENERGY SYSTEMS, INC.
------------------------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ].

     Indicate by check mark whether issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a Plan of Reorganization confirmed by the court. [ X ].

As of July 31,1996, the number of outstanding shares of the registrant's Common Stock was as follows:

                    Title of Class           Number of Shares

                    Common                       439,650


    Transitional Small Business Disclosure Format: [  ] Yes   [ X ] No

                    U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 July 31,1996
                                  (Unaudited)

                                 ASSETS

Current assets:
     Cash                                                         $      1,000
     Other current assets                                               20,000
                                                                  ------------
        Total current assets                                            21,000
Investments in Joint Ventures - at equity:
     Lehi Independent Power Associates, L.C.                         1,112,000
     Plymouth Cogeneration Limited Partnership                         669,000
Other assets                                                           274,000
                                                                  ------------
        TOTAL                                                     $  2,076,000
                                                                  ============

                                 LIABILITIES
Current liabilities:
     Accrued expenses and other current liabilities
        (including due to related parties of $707,000)            $  1,663,000
     Pre-reorganization income taxes payable and accrued
        interest -  current                                            192,000
     Loans payable                                                     960,000
                                                                  ------------
        Total current liabilities                                    2,815,000

Convertible subordinated secured debentures
        (including due to related parties of $325,000)               1,525,000
Notes payable (including due to related parties of $775,000)           975,000
Deferred interest (including due to related parties of $12,000)        114,000
Pre-reorganization income taxes payable and accrued interest           180,000
Advances from Joint Ventures                                            24,000
                                                                  ------------
        Total liabilities                                            5,633,000
                                                                  ------------

                                 CAPITAL DEFICIENCY

Preferred stock, $.01 par value, authorized
     5,000,000 shares; issued and outstanding 57,500
     (liquidating preference $575,000)                                   1,000
Common Stock, $.01 par value, authorized
     35,000,000 shares; issued and outstanding 439,650                   4,000
Additional paid-in capital                                             112,000
Accumulated deficit                                                (3,674,000)
                                                                  ------------
        Total capital deficiency                                   (3,557,000)
                                                                  ------------
        TOTAL                                                     $  2,076,000
                                                                  ============

                See notes to financial statements

                    U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF OPERATIONS
                                  (Unaudited)


                                Three months Ended         Six months Ended
                                      July 31                   July 31
                              ----------------------    ----------------------
                                 1996        1995          1996        1995
                              ----------  ----------    ----------  ----------

Revenues                      $        -  $        -    $        -  $        -
                              ----------  ----------    ----------  ----------
Operating expenses                     -      26,000             -      26,000
Administrative expense           187,000     193,000       408,000     395,000
Interest expense                 158,000     124,000       328,000     223,000
Loss from Joint Ventures          53,000      28,000        92,000      62,000
                              ----------  ----------    ----------  ----------

Total Cost and Expenses          398,000     371,000       828,000     706,000
                              ----------  ----------    ----------  ----------
(Loss) before extraordinary
   item                        (398,000)   (371,000)     (828,000)   (706,000)

Extraordinary gain from
   restructuring of
   Liabilities                               83,000                    83,000
                              ----------  ----------    ----------  ----------
Net (Loss)                    $(398,000)  $(288,000)    $(828,000)  $(623,000)
                              ==========  ==========    ==========  ==========

Net (loss) per share          $   (0.91)  $   (0.66)    $   (1.95)  $   (1.42)
                              ==========  ==========    ==========  ==========
Weighted Average
   Shares Outstanding            439,650     438,296       439,650     438,296
                              ==========  ==========    ==========  ==========

                See notes to financial statements

                    U.S. ENERGY SYSTEMS AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY
                       Six Months Ended July 31, 1996
                                (Unaudited)


                          Preferred Stock      Common Stock
                                                                 Additional
                            Number              Number             Paid-in
                          of Shares  Amount   of Shares   Amount   Capital
                          ---------  ------   ----------  ------- ---------
Balance,
   January 31, 1996          57,500  $1,000      439,650   $4,000  $112,000
Net (loss) for the six
  months ended July
  31, 1996 (Unaudited)    ---------  ------   ----------  -------  --------

Balance, July 31, 1996
 (Unaudited)                 57,500  $1,000      439,650   $4,000  $112,000


                                                 Accumulated
                                                   Deficit        Total
                                                 ------------  ------------
Balance, January 31, 1996                        $(2,846,000)  $(2,729,000)

Net (loss) for the six months
ended July 31, 1996 (Unaudited)                     (828,000)     (828,000)
                                                 ------------  ------------
Balance, July 31, 1996
(Unaudited)                                      $(3,674,000)  $(3,557,000)
                                                 ============  ============

                       See notes to financial statements

                    U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                       Six Months Ended July 31, 1996 & 1995
                                   (Unaudited)

                                                         1996          1995
                                                      ----------    ----------
Cash flows from operating activities:
   Net (loss)                                         $(828,000)    $(623,000)
   Adjustments to reconcile net
   (loss)to net cash (used in)
   operating activities:
      Amortization of debt discount                      10,000         7,000
      Amortization of purchase price
      in excess of equity in Joint Ventures              26,000        28,000
      Amortization of deferred
      financing and registration costs                   39,000        14,000
      Gain from restructuring of liabilities                          (83,000)
      Equity in (income)/loss of Joint
      Ventures, net of distributions                    66,000        34,000
      Deferred interest                                                61,000
      Accrued interest on pre-reorganization
      income taxes payable                               24,000
      Changes in operating assets and liabilities:
         (Increase) decrease in other assets            (19,000)      (11,000)
         Increase in accounts payable and
         accrued expenses                               673,000       134,000
                                                      ----------    ----------
         Net cash (used in) operating activities         (9,000)     (439,000)
                                                      ----------    ----------
Cash flows from investing activities:
   Collections of loans receivable - officer                           59,000
                                                      ----------    ----------
         Net cash provided by (used in)
         investing activities                                          59,000
                                                      ----------    ----------
Cash flows from financing activities:
   Proceeds from issuance of convertible
   subordinated debt                                                   25,000
   Proceeds from issuance of common stock                              63,000
   Proceeds from loans payable and preferred stocks     175,000       570,000
   Payment of deferred financing costs                                (85,000)
   Payment of pre-reorganization payroll taxes payable               (109,000)
   Payment of pre-reorganization income taxes payable                 (11,000)
   Advances from Joint Ventures                           9,000         3,000
   Deferred registration costs                         (176,000)
                                                      ----------    ----------
      Net cash provided by financing activities           8,000       456,000
                                                      ----------    ----------
NET INCREASE (DECREASE) IN CASH                          (1,000)       76,000
Cash - beginning of the period                            2,000         8,000
                                                      ----------    ----------
CASH - END OF THE PERIOD                              $   1,000     $  84,000
                                                      ==========    ==========
Supplemental disclosure of cash flow information:
   Cash paid for interest                             $ 154,000     $  60,000
Supplemental schedule of noncash financing activity:
   Valuation of preferred stock in connection
   with bridge loan                                                 $   29,000

The accompanying notes to financial statements are an integral part hereof.



                   U. S. ENERGY SYSTEMS, INC., AND SUBSIDIARIES
                           NOTES TO FINANCIAL STATEMENTS
                      SIX MONTHS ENDED JULY 31, 1996 AND 1995
                                   (Unaudited)


Note 1         Basis of Presentation

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

     For further information see Management's Discussion and Analysis, and refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-KB for its fiscal year ended January 31, 1996.

Note 2         Income Taxes

     No income tax provisions have been made due to losses incurred. Deferred income tax benefits have been fully reserved due to the uncertainty of future realization.

Note 3         Net (Loss) Per Share

     Net (loss) per share has been computed on the basis of weighted average number of shares outstanding during the period. Common stock equivalents have not been included in the computation since their inclusion would be anti-dilutive or immaterial.

Note 4         Subsequent Events

     On-going Projects

     Lehi, Utah.   As previously reported, in 1995, the Company and its
partners concluded a sale of non-essential engines and parts of the Lehi, Utah plant for a gain of approximately $236,000, with 50% or$118,000 as the Company's share. The partnership is using a portion of the funds from this sale to upgrade the remaining two engines and place them in service.
Currently there are no contracts for the sale of the power output of the Lehi Plant. However, negotiations for such contracts will begin as soon as the plant is in operational status, and it is anticipated that cash flow will be generated during the third quarter of the fiscal year. Alternatively, the Company may decide to sell two of its engines and to replace them with a larger and more efficient gas turbine. If such sale is made, the Company would benefit through its 50% share of the revenue from the sale; however, operations would be delayed until the second quarter of the next fiscal year. The cost of the new engine is expected to be fully financed directly through the manufacturer without additional investment by the Company.

     Plymouth, New Hampshire.     The Plymouth, NH plant has been operating
since January 1995 and historically has not provided revenues or cash flow to the Company because of costs related to equipment adjustments and operational reserves required by the terms of the financing. However, the plant has begun to provide cash flow to the Company. The Company received its first distribution amounting to $20,000 in August 1996. In addition, switching the plant's fuel supply to less expensive waste oil, as is presently being contemplated, could add to cash flow starting during the next fiscal year, as the Partnership has an agreement with the university to share equally in any fuel savings. There are also plans being studied to expand the size of the project to serve other New Hampshire college system campuses through wheeling, which would take place during fiscal year 1998.

     New Projects

     Geothermal Power Plants, Steamboat Hills, Nevada.     The Company has
contracted to acquire a 50% interest in a newly formed company, Steamboat Envirosystems, L.C. ("Steamboat LLC") which will purchase two geothermal power plants (the "Steamboat Facilities") currently owned by Far West Electric Energy Fund and by 1-A Enterprises. The Company will contribute a total of $4,982,000 (including $50,000 as a down payment which was previously paid by the Company) to Steamboat LLC to complete the acquisition and retire a mortgage and certain of the royalty interests to which the Steamboat Facilities are subject. This acquisition is dependent upon the completion of the financing described below in Note 5.

     The Steamboat Facilities produce 15 megawatts of electric power which is sold under two power purchase agreements to Sierra Pacific Power Company ("Sierra"). This acquisition is expected to give the Company a positive cash flow from all joint ventures in the current fiscal year.

     The current power purchase agreements with Sierra provide for price adjustment in December 1996 for Steamboat 1 and in December 1998 for Steamboat 1A. Under the contracts, Steamboat LLC is required to sell power to Sierra for additional 10 year periods at the then-prevailing short-term avoided costs for electricity for Sierra. However, Sierra has indicated that it would be willing to negotiate a mutual release of the contract. If the price adjustments were to be made now, the new prices based on the contract formula would be substantially less than the existing contract rates. Although Management believes that revenues generated will still be in excess of the costs of production, there is no assurance that future prices at which the electricity generated by the Steamboat Facilities may be sold will exceed the cost of production, or that Steamboat LLC will generate adequate cash flow from operations to meet its investing and financing requirements. Although the prices are variable and fluctuate, if, as expected, a substantial reduction in power prices for Steamboat 1 takes place in December 1996, the result would mean a decrease in the Company's share of net earnings of Steamboat LLC, which, depending on the extent of the price reduction, could result in the Company reflecting a net loss. If rates offered by Sierra are not satisfactory, the Company and its partners may seek to negotiate termination of the existing contracts. The Company believes that under new regulations it will be able to sell output of electricity to other electric utility grids at more favorable prices.

     The Company will contribute $1,000,000 to Steamboat LLC for the purpose of buying out certain royalty interest and to fund certain improvements to the Steamboat Facilities which are expected to result in higher electricity output. While negotiations with certain royalty owners have already begun, and the Company and its partners believe that these interest can be bought out, no agreements have yet been concluded. Additional royalty agreements, applying only to Steamboat 1, call for payment of a total of 30% of the net revenue of Steamboat 1 after certain deductions, starting March 1, 1997. The resulting effect on the net income of Steamboat LLC and on the Company's after tax income will depend on the other elements of power sales revenues outlined above. Assuming the reduction in income from power sales illustrated above, and the buy out of no royalty interests, the cost of these net revenue royalties could be in the range of $50,000 to $100,000 annually. Negotiations with these interest have also already begun, and Management believes they will be successfully purchased although no assurance can be given.

     Other Projects.     The Company also expects revenues from other
projects, currently being negotiated, that will be under way during the next twelve months but are not yet under contract. There are five such projects, not including Steamboat, at least four of which the Company believes will be secured and from which revenues are anticipated to commence within the next twelve months. These include two projects for two separate shopping malls in El Paso, TX, a large resort and commercial center in St. Thomas, USVI, a residential and commercial center at a kibbutz in Haifa, Israel, and in the long term a steel mill in Raipur, India. With regard to the shopping malls and the St. Thomas resort, the Company and its joint development partners in each case will own and operate the cogeneration facilities. The Company has signed a letter of intent with the owners of Bluebeard's Castle, a large resort and commercial complex in St. Thomas, USVI, to build and operate a 3 megawatt cogeneration plant and a 120,000 gallon per day water recovery system in the resort's property. The Company, the resort manager and the resort owners will own the cogeneration plant and water system and share revenues based on capital investment in the project. The resort owners have committed to pay approximately $41,000 for the installation of the first of six engine generators during September 1996, of which $26,000 has been received. While the Company anticipates realizing additional revenues for its engineering and equipment sales to the project immediately upon the start of construction, and anticipates that the main stream of revenue will be the sale of energy to the host facilities over the fifteen year term of the contract, there can be no assurance that this will occur. In the case of the Israeli kibbutz project, the Company would be selling the hardware and providing engineering services for installation to the kibbutz, and the Company's revenues will be derived from these sales. In the case of the Raipur steel mill, the Company will provide consulting services to the steel mill for the acquisition, shipping and installation of the hardware. The consulting fee will be a percentage of total cost.

     These other projects should not require capital outlays, as they will be self-financed. The working capital remaining after the closing of the additional financing outlined in Note 5 below, together with the regular income from Steamboat LLC, will be adequate for operational needs during the next twelve months.

     While the Company does not conduct research and development per se, it will expend funds to investigate and develop new projects. It is anticipated that the total of approximately $100,000 will be spent over the next twelve months on such endeavors, which will come from working capital as available. Although each project which comes on stream has its own project staff which becomes a cost of the specific project, the Company does plan to add at least three more employees to headquarters staff to assist management.

     Legal Proceedings

     There are no legal proceedings currently pending or threatened against the Company.

     The owner of a farm adjacent to the LIPA facility in Lehi, Utah, has sued LIPA for "nuisance, trespass, and negligence" alleging that in May 1995 diesel fuel from the power plant invaded the drainage ditch dividing the two properties. The drainage ditch feeds a watering hole on the farmer's property. The plaintiff's suit alleges that one bull died and five calves were aborted as a result of petroleum toxosis from ingestion of the fuel in the ditch and the watering hole. The suit, filed in Utah state court on January 25, 1996, seek damages "in excess of $20,000." Depositions of both sides have been completed. Although there was a spill of several hundred gallons of fuel on the LIPA property in 1991, prior to ownership by either the Company or its partners, the 1991 spill was remediated. Prior to the Company's purchase of its interest in the power plant in 1994, Phase I and Phase II Environmental Assessments were conducted which did not identify any environmental problems. There is no pathology evidence that the bull died of petroleum toxosis, or that the calves were aborted as a result of petroleum toxosis in the mother cows. No other cattle drinking from the same water hole appeared to be affected. While neither the Company nor its partners believe the plaintiff has a strong case, LIPA is exploring settlement options with the plaintiff which would be less costly than the further extensive testing, expert analyses and litigation.

Note 5         Additional Financing and Related Party Transactions

     The company has contracted for a public offering (the "Offering") and a private placement (the "Private Placement") which will enable it to make the Steamboat Facilities acquisition. The net proceeds of the Offering will be approximately $5,425,000 and the Private Placement of 11% Preferred Stock and Private Warrants will provide $3,500,000 for a total net proceeds of $8,925,000. Of this total, the Company's acquisition of 50% of Steamboat LLC will use $4,932,000 (plus $50,000 that had already been paid as a deposit). Certain liabilities are required to be paid from the net proceeds as follows:
Bridge loans, including interest, total $1,801,000, secured notes payable, including interest, total $1,209,000 and accrued interest on the Convertible Debentures required to be paid as part of the restructuring of these instruments, total $336,000. These have been adjusted to reflect interest accrued through September 15, 1996. It is Management's belief that the funds remaining as working capital, together with the income from the projects including the Steamboat Facilities, will be sufficient to meet the requirements of the Company for the next 12 months of operation without having to raise additional funds except on a project finance basis for new projects.

     The steps taken to reduce the Company's interest costs include (i) the capitalization of $500,000 of the Convertible Debentures and the reduction of the interest rate from 18% to 9% on the balance after consummation of the Offering and the Private Placement (ii) the payment of secured notes in the principal amount of $1,000,000 and interest thereon, and (iii) repayment of all bridge loans. As of September 11, 1996, three of the 26 holders of Convertible Debentures, representing $150,000 in principal amount, have not agreed to the interest rate reduction from 18% to 9% per annum.

Note 6         Committees of the Board

     Because of the small size of the Board of Directors, the functions of Audit and Compensation Committees are preformed by the Board as a whole.

                  U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                             AND PLAN OF OPERATION



Results of Operations

  Six months Ended July 31, 1996 Compared to 1995

    The Company had no revenues for either of these periods. The losses shown were made up of the following major elements:


                                                      1996         1995
                                                  ---------     ---------
(Loss) from Joint Ventures                        $  92,000     $  62,000
                                                  =========     =========
Operating expenses                                              $  26,000
                                                  =========     =========
Selling and administrative expenses:
       Salaries and consulting fees               $ 239,000     $ 190,000
       Legal and Professional fees                   77,000        63,000
       Corporate expenses                            15,000        48,000
       All other                                     77,000        94,000
                                                  ---------     ---------
Total selling and administrative expenses         $ 408,000     $ 395,000
                                                  =========     =========
Interest expenses                                 $ 328,000     $ 223,000
                                                  =========     =========
The six month joint venture losses break
   down as follows:
Lehi Independent Power Associates, L.C.
     ("Lehi")                                     $  58,000     $  40,000
Plymouth Cogeneration Limited Partnership
     ("Plymouth")                                    34,000        22,000
                                                  ---------     ---------
Total (Loss) from Joint Ventures                  $  92,000     $  62,000
                                                  =========     =========


    Operating expenses in the 1995 period resulted from the adjudication of legal action on a project which had been completed and reported on earlier. There will be no further costs associated with the project.

    Consulting agreements which began during 1995 and were not in existence during the 1995 period accounted for the increase in salaries and consulting fees. The Company has entered into a consulting agreement with Indus Inc. for assistance in developing both projects and joint development agreements in Asia, with specific emphasis on India. To date, Indus Inc. has been instrumental in bringing in the potential project for the Rajinder Steel Mill in Raijpur, India and for developing the potential for a consortium with Raunaq Industries in New Delhi, India. The Company has also entered into a consulting agreement with Knoll Capital Management relating to specific work being done for the Company to develop projects in Israel and the Middle East. Knoll Capital Management was instrumental in arranging the kibbutz project in Israel which the Company is currently pursuing.

    Legal and professional fees were higher in the current quarter due to the additional costs related to the additional bridge loans, amortized over the terms of the loans. Costs incurred in connection with the public and private financing have been deferred. As of July 31, 1996, these amounted to $221,000.

    The corporate expenses in 1995 included a non-recurring cost of $25,000 for a previously planned public offering that was never consummated. Interest expense increased in the 1996 period due to higher levels of borrowing, including bridge loans which began in June, 1995.

Liquidity and Capital Resources

    The Company has no contractual commitment for capital expenditures at this time. The Company has employment agreements with two of its officers which expire in five years. The agreements provide for minimum annual payments totaling $210,000. Payments under these agreements will not be made until working capital of the Company permits.

    As a result of accumulated losses, the Company had a negative working capital of $2,794,000, and a capital deficiency of $3,557,000 at July 31, 1996.

  During the six months ended July 31, 1996, cash flow was carefully conserved. Salaries were deferred and additional bridge loan borrowings amounting to $175,000 were received. Fifty percent of interest payments to holders of the Convertible Debentures continued to be deferred. The changes to be made as a result of the Offering and Private Placement, as detailed in
Note 5 above, will result in net earnings and a net positive cash flow for the Company.