Form 10KSB/A
period 1996-01-31
U S ENVIROSYSTEMS INC /DE/
filed 1996-10-21
CIK 351917

Page 1 of 2
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                FORM 10-KSB/A
                                Amendment No.1
          Amending Part I, Items 1 and 2 and Part II, Items 6 and 7

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934
                  For the Fiscal Year ended January 31, 1996

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES ACT
OF 1934

                           Commission File Number:
                                   0-10238
                                   -------

                           U.S. ENERGY SYSTEMS, INC.
------------------------------------------------------------------------------

                    Delaware                      52-1216347
            ------------------------          --------------------
          (State of Incorporation)          (I.R.S. Employer
                                              Identification Number)

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

Securities registered pursuant to Section 12(b) of the Act: None.

Securities Registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 Par Value Per Share.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ].

There was no revenue for the Fiscal Year ended January 31, 1996.

The aggregate market value of the Common Stock held by nonaffiliates of the
registrant as of January 31, 1996 was approximately    $1,930,000.


                                                                   Page 2 of 2
Indicate by check mark whether issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act. [ X ].

     As of January 31, 1996 the number of outstanding shares of the registrant's Common Stock was as follows:

            Title of Class        Number of Shares Outstanding
                                    as of January 31, 1996
               Common                   439,650 (a)

(a) The stockholders of the Company, at the 1995 annual meeting and its adjournments, approved a reverse split of the Company's Common Stock, one new share for forty old shares. The effective date was May 10, 1996, as set by the Board of Directors. This has been given retroactive effect in this filing, and all references to shares and per share amounts have been adjusted to reflect the reverse split.

Documents Incorporated by Reference: Part III, Item 13, lists exhibits and reports incorporated by reference to annual Form 10-KSB for the year ended January 31, 1994 and to Registration Statement Form SB-2 filed May 3, 1996, File No. 333-4612.

[CAPTION]
                                  PART I

Item 1.   Description of the Business.

     A.   The Company:

     U.S. Energy Systems, Inc. (The "Company") is in the business of developing, owning, and operating cogeneration and independent power facilities in the United States and overseas.

     The Company, formerly called Cogenic Energy Systems, Inc., was incorporated under the laws of the State of Delaware in 1981 in order to engage in the design, assembly, turn-key sale and installation of factory built cogeneration systems powered by diesel oil and/or natural gas. Richard
H. Nelson, President of the Company, is one of the two founders of the Company and acted as its Chief Executive Officer. In late 1986, the Company was impaired by a $2.1 million judgment resulting from a contractual dispute in California. Although ultimately settled, the protracted court case caused serious delays in planned expansion and in sales. Despite extensive restructuring, the increasingly recessionary economic climate during that period led to a serious cash shortage. By mid-1989, the Company filed for protection under Chapter 11 of the Bankruptcy Code.

     Utility Systems Florida, Inc. ("USF") was formed by Richard H. Nelson in late 1991 with the objective of entering into the alternative energy industry, taking advantage of the positive changes which were occurring in the cogeneration industry. USF proposed a Plan of Reorganization for the Company with the intent of merging USF with the reorganized company. The Plan of Reorganization was approved by the creditors and stockholders of the Company, and the U.S. Bankruptcy Court, Southern District New York, confirmed the Plan in March 1993. Pursuant to the Plan, USF was merged into the Company and the Company was renamed U.S. ENVIROSYSTEMS, INC.

     B.   Business of the Company

     The Company is engaged in the cogeneration and independent power plant ("IPP") industries as a project developer, owner and operator. Cogeneration is generally defined as the process of producing two or more energy forms (typically electricity and heat) simultaneously from the same fuel source. A cogeneration facility is a power plant which produces electricity and, simultaneously, recovers otherwise wasted heat from the exhaust and/or engine cooling water, which replaces heat which would typically be made from conventional sources such as furnaces or boilers. An IPP is a power plant which is not a part of a regulated public electric utility company. Frequently, but not always, IPPs are cogeneration facilities. Federal and state laws have been promulgated in recent years to (1) promote competition in the sale of electric energy in order to reduce consumer costs for energy, (2) conserve natural resources such as fossil fuels and (3) reduce atmospheric pollution by more efficient use of fossil fuels. These Federal and state laws have, among other things, encouraged the development of cogeneration and independent power facilities which meet this legislative intent.

     The Company's business strategy consists of (a) acquiring and operating existing independent power plants ("IPPs") and cogeneration facilities in the United States, (b) developing, constructing, and operating new IPPs and cogeneration facilities in the United States and in certain overseas markets,
(c) designing and constructing cogeneration and IPPs for third party owners, and (d) developing, building and selling special energy-efficient products using cogeneration technology such as non-electric air conditioning to specifically identified markets in the United States and abroad. The Company is opportunistically pursuing: (I) existing IPPs and cogeneration facilities which can be bought at favorable prices; (ii) independent power and cogeneration projects not yet built but for which another developer has successfully negotiated the basic requirements for a plant including power purchase agreements, environmental permits, etc. and (iii) special market opportunities for cogeneration and energy savings projects (such as large shopping malls, resorts, etc.) where such energy applications are not presently in common use and where the Company can enter into joint development agreements with the property owners to own and operate such facilities. With regard to the latter, the Company possesses designs for, and will continue to seek out or develop, special energy-efficient products such as natural gas powered air conditioning with emphasis on the health care, food processing, shopping mall and hotel markets where large quantities of electricity, air conditioning and hot water are required on a continuous and simultaneous basis.

     The Company believes the greatest future potential for the Company is in the independent power plant/cogeneration market within the United States in facilities in the 3 to 50 megawatt size range. Within this range, and depending on geographic location, these size plants usually fall below thresholds requiring prolonged environmental and air quality permit procedure, and are often of a megawatt size which can command a higher price from either the utility grids or local customers. Plants of this size can be located in areas of capacity shortages and pose less competitive threat to the local utility. Additionally, the largest potential for "inside-the-fence" facilities (where all the energy forms produced are consumed at the power plant location) falls into this size category.

     The Company has begun to develop several "inside the fence" projects in the 3 to 50 megawatt range. Although natural gas has proven to be a superior and economical fuel choice for many sites, the Company also intends to emphasize projects which can utilize alternative and/or renewable fuels, since such projects not only serve the best interests of the public from an environmental and ecological standpoint, but also have the greatest potential for earnings when fuel costs are lowest. In addition to potential within the United States, there are substantial opportunities overseas for such projects, especially in Latin America and Asia. Dramatic energy shortages, combined with national policies to privatize power production in many developing countries, are creating an increasing potential for U.S. companies in the independent power industry. In addition to international agencies such as the World Bank and the Inter-American Development Bank, there are a growing number of private institutional lenders who provide project financing for such developments. The Company has commenced an effort to create consortiums with both foreign companies and other U.S. companies to pursue this market.

     For descriptions of the projects which the Company has already undertaken, and which the Company intends to undertake in order to fulfil its business plan see "Ongoing Company Projects" and "Negotiations for New Projects," pages 4 through 8.

     C.   Cogeneration and Independent Power Production

     Cogeneration is the process of producing two or more energy forms (typically electricity and heat) simultaneously from the same fuel source. In order to encourage the conservation of natural resources such as fossil fuels and to foster development of non-fossil fuel energy sources, the federal government enacted the Public Utility Regulation Policy Act in 1978 ("PURPA"), which mandated that all state public utility commissions require public electric utility companies to cooperate with privately owned cogeneration facilities, both by purchasing electricity from such facilities at the utility company's "avoided cost" (i.e., the utility company's incremental cost for generating such electricity itself) and by providing standby power to such privately owned facilities.

     When electricity is produced, whether in a small cogeneration facility or in a large central utility power plant, the energy efficiency of the fuel used (the electrical output expressed in BTUs divided by the amount of BTU input to the engines) does not exceed 35%. The remaining 65% of available energy efficiency from the fuel is waste heat, either expelled from the exhaust or removed from the engine's jacket water by radiators. By recovering substantial portions of this otherwise wasted heat, and by converting this heat into useful thermal purposes, the fuel efficiency of a cogeneration facility can approach 75%. This converted waste heat replaces heat that would otherwise have to be made using yet another fuel. Central utility power plants have the ability to recover such heat, but the long distances of such plants from customers who could utilize thermal energy makes recovery and transport impractical.

     In March 1995 the Federal Energy Regulatory Commission ("FERC") stated that "Retail Wheeling" should be federally mandated, and in April 1996 FERC commenced promulgating regulations to effect the process, setting the stage for a total deregulation of the utility industry in the near future. Retail Wheeling is the process under which consumers of electricity may choose any electric producer, and the local electric utility company must deliver (i.e., "wheel") the power purchased elsewhere to that consumer through the utility company's transmission lines. This is similar to what has occurred in recent years in the telecommunications industry, where consumers may choose any long distance provider and the local telephone company must deliver that service. Several states have already enacted wheeling regulations, and some states, notably New York, are considering legislation which will allow a public utility company to split itself into two separate companies, one company a regulated transport company and the other company a power marketing company, buying and selling independently produced power.

     D.   Competition

     There are approximately 150 companies nationwide currently involved with independent power plants. The independent power industry is basically divided into three areas: (1) very large power plants (over 50 megawatts);
(2) standard power plants (under 50 megawatts); and (3) "inside-the-fence" plants, which can be of varying sizes, and so called because they are built especially to serve the electrical and thermal needs of a specific building or group of buildings rather than to sell the power to the utility grid and are located literally "inside-the-fence" of the end user's property. The very large plants are generally owned and operated by non-regulated subsidiaries of public utility companies, which have been established by the utility companies to participate in the IPP industry. Presently, there are about thirty such companies operating. Because the staffing and corporate philosophy of these companies emanates from the parent public utilities, these operations are generally geared to the largest sized plants. While some of these non-regulated utility subsidiaries have been highly successful in the development of larger plants, they are limited by federal law to 50% of project ownership. In many instances, they make ideal partners for projects, and the Company intends to work with many of these companies when it locates specific projects fitting the non-regulated subsidiaries' parameters.

     In the category of standard sized independent power plants (under 50 megawatts), the vast majority of the developers so involved are either subsidiaries of other non-utility industrial companies, small privately owned partnerships or energy funds established to invest in such projects. "Inside-the-fence" plants are generally owned and operated by the end user itself, although a number of such plants are built, owned and operated for the end user by third parties.

     E.   Current Operations

     1.   PROJECT COMPLETED FOR THIRD PARTY OWNERS

     Waste Motor Oil Project. In November 1992, the Company was engaged to design and build a 3 megawatt cogeneration plant in Virginia for a private energy investment fund under a turn-key contract for $1.6 million. The plant was built and put into commercial service in July 1993, eight months after commencement of the project. The private energy fund had signed a long term contract with Virginia Electric Power (VEPCO) to provide 3,000 kilowatts of demand capacity to the VEPCO grid, and contracted with the Company to provide an operational system both rapidly and cost effectively. The Company created a distinct design utilizing rebuilt, very low RPM internal combustion engines, which have the capability of utilizing waste motor oil as fuel. The use of waste motor oil not only reduces the fuel costs for the project, but also solves a local environmental problem of disposing of over 800,000 gallons annually. The Company will employ the techniques developed on this job in future projects. The Company has no ongoing equity interest in this project.

     2.   ON-GOING COMPANY PROJECTS

     a.) Lehi Cogeneration Project. In January 1994, the Company purchased a 50% equity interest in a limited liability company called LIPA, which owns an existing 17 megawatt cogeneration facility in Lehi, Utah including the underlying real estate, hardware and permits to operate. The Company and its partners, who own the remaining 50% of LIPA, share on a pro-rata basis the ownership, retrofitting costs, annual expenses, and revenues associated with the project. The Company financed its acquisition cost of $1,225,000 for this interest through the issuance of subordinated convertible debentures. The Company's joint venture partners in the Lehi project are Far West Capital, Inc., a Utah Company ("Far West") and Suma Corporation, a Utah company with interests in waste-to-energy projects.

          In December 1995, the Company and its partners concluded a sale of non-essential engines and parts of the Lehi, Utah plant for a gain of approximately $236,000, with 50% or $118,000 as the Company's share. The partnership is using a portion of the funds from this sale to upgrade the remaining two engines and place them in service. Currently there are no contracts for the sale of the power output of the Lehi Plant. However, negotiations for such contracts will begin as soon as the plant is in operational status, and it is anticipated that cash flow will be generated during the fourth quarter of the new fiscal year, provided that it obtains the necessary air quality permits. Alternatively, the Company may decide to sell two of its engines and to replace them with a larger and more efficient gas turbine. If such sale is made the Company would benefit through its 50% share of the revenue from the sale; however, operations would be delayed until the second quarter of the 1997 fiscal year. The cost of the new engine is expected to be fully financed directly through the manufacturer without additional investment by the Company.

          Under Title V of the Clean Air Act, the Lehi Plant must obtain an operating permit from the Utah Division of Air Quality before it can commence operations. The Title V program did not take effect in Utah until July 10, 1995. Therefore, a Title V permit was not a requirement during past operations of the facility, but it will be a requirement for the future operations. A permit modification would also be necessary if new engines are installed or if capacity is increased.

          The Lehi cogeneration plant was originally built in 1987 at a cost in excess of $20,000,000. The plant operated successfully as a small power production facility under "qualifying facility" status granted by FERC from date of commissioning until 1990, selling its electric output to Utah Power and Light and its recovered heat to a large adjacent greenhouse operation. In 1990 the original developer, which suffered financial problems not associated with this project, filed for protection under the bankruptcy laws. The Lehi plant, along with a number of other assets, were sold by the bankruptcy court in April 1993. The Lehi plant was purchased by a Salt Lake City group, Lehi Cogeneration Associates, with the intention of either reselling the component equipment contained within the plant or re-establishing the cogeneration operation in partnership with interested parties. Extensive engineering and economic due diligence studies were conducted on the project, resulting in a decision to restore the plant to full operational status. The studies estimated that the salvage value of the hardware and parts alone should be in excess of $3 million.

          The Lehi plant consists of Cooper Enterprise reciprocating engines. These engines are dual fuel configuration, and can run on either diesel fuel or natural gas, or a combination thereof. In this instance, the plant can be operated on 5% diesel fuel and 95% natural gas, for optimum environmental and economic efficiency. The plant is totally self-contained, with state-of-the-art switchgear and computerized electronic controls. Full environmental assessments have been conducted to assure that no environmental hazards are present or likely to occur. One of the most important features of the plant is its extant Air Quality Permit, allowing the plant to operate with emissions of up to 249.9 tons of nitrous oxide ("NOX") annually. With expanded and upgraded hardware, this permit will allow the plant to increase operational output substantially.

     b.) Plymouth State College, New Hampshire. In 1994 the Company acquired a 50% interest in a partnership which owns and operates a cogeneration plant which produces 2.5 megawatts of electricity and 25 million BTUs for heat at Plymouth State College, in Plymouth, New Hampshire. The facility provides 100% of the electrical and heating requirements for the campus, which is a part of the University of New Hampshire system, under a twenty year contract. The project, which cost $7 million to construct, is comprised of a combination of diesel engine-generators, heat recovery and supplemental boilers, and the complete civil works tying all campus buildings into a single heating loop. The project was financed prior to the Company's acquisition of a 50% interest through $5.5 million in State of New Hampshire tax exempt revenue bonds and $1.5 million in equity. The Company paid a total of $636,000 in cash and 11,400 shares of Common Stock for its 50% interest.

          The Plymouth Partners are Central Hudson Cogeneration, Inc., a wholly owned subsidiary of Central Hudson Electric Company of New York, and Independent Energy Corporation of Connecticut. The project was completed in November 1994 and put into full commercial service in January 1995. The plant is currently operating at 98% availability.

          Studies are under way to determine the feasibility of expanding the existing facility to 10 megawatts to wheel electric power to two other state college campuses. Under New Hampshire law, retail wheeling is permitted to three customers from a single "inside-the-fence" cogeneration plant. Additionally, the partnership is bidding to sell 5 megawatts of expanded power to the local electric cooperative. Also, plans are currently being developed to install special fuel treatment equipment which will allow the existing engines to burn less costly and more efficient fuels. Fuel savings would be shared equally between the college and the partnership.

     c.) Steamboat Geothermal Power Plants. The Company has signed an agreement, subject to financing, to form a limited liability company ("Steamboat LLC") which will acquire two geothermal power plants, referred to as the Steamboat Facilities, in Steamboat Hills, Nevada. Total cost to the Company will be $5,400,000. Electricity is produced in geothermal plants by the use of geothermally heated water, which drives steam turbines to generate the electricity. The geothermal brine is then re-injected into the earth. Geothermal power is considered one of the most environmentally sound methods of producing electricity, but can only be produced in certain geographic areas where specific geological formations exist.

          The Company will own a 50% equity interest in Steamboat LLC. Far West will own the other 50% equity interest. Far West was established in 1983 to develop and operate cogeneration and independent power projects, principally hydroelectric and geothermal, in the western United States and is the Company's current partner in LIPA. At present, Far West successfully owns and operates in excess of $80 million in such projects. In the past three years, Far West has obtained over $60 million in debt financing for its projects from General Electric Capital Corporation. The two Steamboat geothermal plants were built in 1988 by Steamboat Development Corporation, a subsidiary of Far West.

          The two geothermal plants produce 8 megawatts of electric power which is sold under a power purchase agreement to Sierra Pacific Power Company. The plants have operated at 99% capacity since inception. The current power purchase agreements expire on December 31, 1996 for Steamboat 1 and on December 31, 1998 for Steamboat 1A, but both must be renewed by the electric company under Federal rules at a price based on avoided cost (which is defined by FERC rules as the cost of the electric company to produce an incremental kilowatt of electricity.) The Company and its partners believe that the power purchase agreements, if the Company chooses to renew, will be at a favorable price. Alternatively, under new Retail Wheeling regulations being promulgated by FERC, the Company would be free to sell the power elsewhere.

     d.) Shopping Malls. The Company has entered into a joint development agreement with the Cowen Investment Group to develop, build and operate cogeneration plants at select shopping malls in the United States. The Cowen Investment Group is a large financier of real estate projects. Under the joint development agreement, Cowen Investment Group will provide the customers and the cogeneration project financing. Cowen will retain 60% of the profit interests in the projects and the Company will retain 40%. The Company's responsibility is to provide the technical expertise, design, equipment selection and installation services. The joint venture is currently completing negotiations with a major real estate company which owns and operates approximately 200 shopping malls throughout the United States. Three test sites have been selected, and engineering is presently being completed for the first site. The targeted shopping malls are all enclosed structures with an average interior space of 500,000 square feet. Such malls have substantial electric demand, with 18 hours of daily power plant operation, seven days per week, and with almost year-round air conditioning requirements without regard to geographic location. The average cogeneration system configuration for such malls would consist of 4 megawatts in electric generation, with recovered heat utilized for absorption air conditioning (in which the recovered heat causes inert gases to expand and compress to produce chilled air, as opposed to conventional compression powered by electric motors.) The systems would also require up to 1000 tons of supplemental non-electric air conditioning. The supplemental non-electric air conditioning, in most cases, would be provided by engine driven chillers ("EDC"). An EDC produces chilled water by utilizing conventional compressors, but powering the compressors with natural gas fueled engines as opposed to electric motors. The EDC units would be manufactured by sub-contractors from designs developed and owned by the Company.

          Under the plan currently being negotiated with the mall owner, the joint development company would engineer, build and operate the cogeneration facilities, with financing arranged by the Company's joint development partner. The joint development company and the mall owner would share energy savings for a fifteen year period, after which time the cogeneration plant ownership would revert to the mall owner. The proposed agreement calls for at least ten such installations. The mall owner has indicated, however, that installations of cogeneration systems would be contemplated at all malls where certain basic economic criteria for cogeneration exists. The Company and its joint development partners believe that approximately one-third of the malls can meet the economic criteria of a minimum of twenty-five percent annual energy savings. Since all of the malls are of similar configuration and have similar energy patterns, there would be an economy of scale: project design could be replicated at multiple locations with only modest configuration changes. A contract for the first mall is expected to be signed in the second fiscal quarter of the current year, with construction commencing shortly thereafter.

     e.) U.S. Virgin Islands. The Company has reached agreement with and is currently in final contract preparation with Bluebeard Holding Company to build a 2 megawatt cogeneration project for Bluebeard's Castle, a major resort in St. Thomas, U.S. Virgin Islands. Utility services for the Islands, like many other areas of the Caribbean, were severely impacted during the 1995 hurricane season, and the Company believes that many public and private buildings are presently considering "inside-the-fence" cogeneration facilities in order to assure reliability of electric and hot water services as well as to reduce present high costs of utility provided services.

          It is contemplated that the Company and the resort owner will form a limited liability entity, with equal equity ownership, which will own and operate the cogeneration facility, selling discounted power to the hotel and adjacent commercial buildings. It is also contemplated that the cogeneration facility will include a fifty thousand gallon per day reverse osmosis water purification system to convert sea water to potable water. Supplies of fresh water, which are always in short supply in the islands, were even further reduced as a result of the storms. It is contemplated that the resort's holding company will arrange twenty-percent equity for the project, with the balance being financed through local banks. The Company will provide design, equipment selection and installation services for the project. The holding company is also in the planning stage for a large, new resort, apartment and shopping complex on the eastern end of St. Thomas for which a cogeneration facility is planned. It is contemplated that the limited liability entity to be formed by the Company and Bluebeard Holding Company will own and operate this future facility and will seek additional resort facilities for cogeneration throughout the Virgin Islands and other islands in the Caribbean.

     3.     NEGOTIATIONS FOR NEW PROJECTS

          a.)   Raipur, India.  The Company, through USE International, LLC, is bidding on a 52 megawatt combined cycle cogeneration project for a major steel mill in Raipur, M.P., India. The project would utilize naphtha as a fuel source to power a General Electric 40 megawatt gas turbine which will also provide sufficient steam recovery to power a 12 megawatt steam turbine. The use of recovered heat in the form of steam to power a second form of electric production is known as a "combined cycle system." The steel mill intends to purchase the system on a turnkey basis, and the Company would act as project manager and coordinator. Inside-the-fence projects of this size are growing in popularity in India because no central or local government permissions are required and financing is easier since it is based entirely on the credit-worthiness of the customer. USE International, LLC is 50%-owned by the Company and the remaining 50% is owned by Indus, L.L.C. Ravi Singh, a consultant to the Company, is the President and principal shareholder of Indus, L.L.C.

          b.)   Panama. The Company has formed a company, Panavisa
Envirosystems, S.A., in order to qualify and bid on several potential power projects in Panama. The Company is working with a large Panamanian financial group to form a consortium to design, build, and operate barge-mounted power plants for Instituto de Recursos Hidraulicos y Electrificacion, the Panamanian national electric company, which would purchase electricity from the consortium under a negotiated long-term contract. The Company's role would be to act as consortium manager. Percentages of ownership among the various potential consortium partners have not yet been negotiated. The barge-mounted power plant design would utilize very low speed diesel engines capable of burning Orimulsion, an emulsified tar recovered from reserves under the Orinoco River in Venezuela. The Company would be working with Bitor USA, a wholly owned subsidiary of Petrolanos Venezuela, which holds the patents on the Orimulsion process. Specific opportunities for such power plants presently exist in Panama as well as other Central American countries, which are facing severe power shortages as a result of aging thermal power plants and reductions in available hydroelectricity. Advantages of barge mounted systems are quick delivery and total fabrication in the United States.

          c.)   Israel.  The Company has been advised that it is the low
bidder on a 4 megawatt cogeneration plant in Israel. The Company is working in association with Coolingtec Ltd., of Israel, which is the patent holder and manufacturer of a new design absorption chilling unit. The Company believes that this absorption chiller, which is capable of delivering substantially lower temperatures than other absorbers currently on the market, with substantially reduced annual maintenance costs, would utilize recovered waste heat from the cogenerators.

          d.)   Native American Reservation. The Company is in discussions with an East Coast Native American nation to assist it in developing an infrastructure industry on its reservation involving independent power production. The Company has recommended, and the Tribal Council has preliminarily approved, a plan whereby the Company and the Native American nation would form a joint development company to build, own and operate an independent power plant of from 50 to 100 megawatts on the reservation. Output from the plant would be sold to the grid and to neighboring municipalities.

          e.)   U.S. Plastics Manufacturer.   The Company has been asked to
evaluate the potential for an inside-the-fence cogeneration project of approximately 5 megawatts for a large U.S. manufacturer of plastic products in Illinois. Recovered heat from the engine generators would be used in the plastics extrusion operation. If the project proves economically feasible, the Company would design and build the facility on a turn-key basis for the plastics manufacturer.

          f.)   Locating New Projects.  The executives of the Company
communicate frequently with numerous individuals and companies in the industry. Most of the projects in which the Company is now involved have come from these contacts. The Company has established several informal and non-exclusive relationships with other cogeneration developers and with non-regulated subsidiaries of utility companies to pursue other business opportunities in areas of interest to the Company. In certain special markets that the Company seeks to develop, the Company identifies specific potential customers and makes direct approaches to those customers.

     F.  Employees

     At present the Company has three full time employees and five contract staff members. The Company retains outside contract staff as required for engineering, fabrication, construction and maintenance services. Management believes present staffing is adequate, although it expects that the number of full time employees will expand over the next year as new projects come on stream. Partnership projects such as Lehi, Plymouth, and the Steamboat Facilities have their own professional staffs. These staffs report to a Management Group in each of the individual partnerships, and a senior Company officer is an active member of each of the Management Groups.


Item 2.  Property of the Company.

     The Lehi project is owned by LIPA, a Utah limited liability company. The Company owns 50% of LIPA. The property includes two acres of land in Lehi, Utah and all buildings, engine/generators, ancillary generating equipment, heat recovery equipment, switchgear and controls, storage tanks, spare parts, tools, and permits to operate a cogeneration facility with emissions of up to
249.9 tons of NOX (nitrous oxides) annually. All costs associated with LIPA and the operation of the plants, and all income derived therefrom, is divided pro-rata among the Company and the owners of the remaining 50% of LIPA. Other than the Company's obligations to its debenture holders and bridge lenders, there are no other encumbrances or debt associated with LIPA or the Lehi cogeneration project. Management believes the plant is adequately covered by insurance.

     The Plymouth State College Cogeneration project is owned by Plymouth Cogeneration Limited Partnership ("PCLP"), a Delaware partnership. The Company owns 50% of PCLP, which, in turn, owns all the plant and equipment associated with the cogeneration project including the diesel engines, generators, three auxiliary boilers, switchgear, controls and piping. The state university system has two contracts with PCLP: (1) a 20 year lease on the above equipment, and (2) a 20 year management contract. Both contracts have escalation clauses. Management believes the equipment is adequately covered by insurance.

     The Company leases, on a year to year basis, 1100 square feet of office space in a commercial office building in West Palm Beach, Florida where its executive offices are located. Contract employees work out of their own offices. Management believes that the current space is adequate until additional staffing is required.

Item 3:   Legal Proceedings.

     There are no legal proceedings currently pending or threatened against the Company.

     The owner of a farm adjacent to the LIPA facility in Lehi, Utah has sued LIPA for "nuisance, trespass, and negligence" alleging that in May 1995 diesel fuel from the power plant invaded the drainage ditch dividing the two properties. The drainage ditch feeds a watering hole on the farmer's property. The plaintiff's suit alleges that one bull died and five calves were aborted as a result of petroleum toxosis from ingestion of the fuel in the ditch and the watering hole. The suit, filed in Utah state court, seeks damages "in excess of $20,000." Although there was a spill of several hundred gallons of fuel on the LIPA property in 1991, prior to ownership by either the Company or its partners, the 1991 spill was remediated. Prior to the Company's purchase of its interest in the power plant in 1994, Phase I and Phase II Environmental Assessments were conducted which did not identify any environmental problems. There is no pathology evidence that the bull died of petroleum toxosis, or that the calves were aborted as a result of petroleum toxosis in the mother cows. No other cows drinking from the same water hole appeared to be affected. While neither the Company nor its partners believe the plaintiff has a strong case, LIPA is exploring settlement options with the plaintiff which would be less costly than the further extensive testing, expert analyses and litigation.


Item 4:   Submission of Matters to a Vote of Security Holders.

     The stockholders of the Company, at the 1995 annual meeting and its adjournments, approved a reverse split of the Company's Common Stock, one new share for forty old shares, with fractional shares to be paid for in cash at $4.00 per new share. The effective date was May 10, 1996, as set by the Board of Directors.

     This has been given retroactive effect in this filing, and all references to shares and per share amounts have been adjusted to reflect the reverse split.


                                  PART II


Item 5:   Market for Registrant's Common Equity and Related Stockholder
Matters.

Price Range of Common Stock

     The common stock reflected in the following tables and elsewhere in this document has been adjusted to reflect a 1 for 40 reverse split which was approved by the shareholders during the fiscal year.

     The Common Stock trades on the NASD OTC Bulletin Board under the symbol USEN. The following table sets forth, for the periods indicated, the high and low closing bid quotations for the Common Stock, as reported by the NASD OTC Bulletin Board. These amounts represent quotations between dealers (not actual transactions) and do not include retail markups, markdowns or commissions.

                                              Bid
                                        -------------
                                         High     Low
                                        ------   -----
Fiscal Year Ended January 31, 1995:

Second Quarter . . . . . . . . . . .    $ 4.40    $ 3.60

Third Quarter  . . . . . . . . . . .    $10.00    $ 8.40

Fourth Quarter . . . . . . . . . . .    $10.00    $10.00

Fiscal Year Ended January 31, 1996:
First Quarter  . . . . . . . . . . .    $10.00    $10.00

Second Quarter . . . . . . . . . . .    $10.00    $10.00

Third Quarter  . . . . . . . . . . .    $ 8.40    $ 6.00

Fourth Quarter . . . . . . . . . . .    $ 4.00    $ 2.40


Fiscal Year Ending January 31, 1997:
First Quarter through April 29 . . .    $2.92     $ 2.48

     As of April 29 there were 1920 record holders of the Company's Common Stock and approximately 2,285 beneficial holders of the Company's Common Stock.

     On May 3, 1996, the Company filed with the Securities and Exchange Commission a Registration Statement on Form SB-2 for a public offering of 1,625,000 shares of Common Stock at $4.00 per share, and 1,625,000 Redeemable Common Stock Purchase Warrants at ten cents per Warrant, (the "Public Offering"). Each Warrant entitles the holder to purchase one share of Common Stock for $4.00 during the four-year period commencing one year from the date of the offering. The underwriters, Gaines Berland, Inc., have the option to purchase an additional 243,750 shares of Common Stock and 243,750 Redeemable Common Stock Purchase Warrants to cover over-allotments, if any. The total of the offering to the public, before the exercise of the underwriters' over-allotment option will be $6,662,500.

     The Company has also signed contracts with two private investors for a total of $3,500,000 in Preferred Stock and Private Warrants (the "Private Placement"), to be closed concurrently with the closing of the public underwriting described above. 1,600,000 shares of 11% Preferred Stock is to be sold to Enviro Partners, L.P., ("Enviro") for $3,100,000 and 500,000 Private Warrants are to be sold to Energy Management Corporation ("EMC") for $400,000. Details of these private investments are given below.

     During the fiscal year ended January 31, 1996, the Company arranged for interim financing as follows:

     In June 1995, the Company issued 57,500 shares of Series One Preferred Stock to Anchor Capital Company, L.L.C. ("Anchor") under the terms of a loan (the "Anchor Loan") by which Anchor loaned the Company the sum of $600,000 bearing interest at the rate of 18% per annum. The Anchor Loan is cross-collateralized (together with the Solvation, Inc. ("Solvation") Loan described below) by a first lien on all of the assets of the Company and 97,250 shares of Common Stock owned by Messrs. Nelson and Rosen. The purpose of the Anchor Loan was to finance the costs and expenses of the proposed public offering and provide other funding to the Company for various costs and expenses. The maturity of the Anchor Loan has been extended from March 11, 1996 to May 31, 1996. The Anchor Loan is to be repaid at the date of closing of the Offering or at the date of closing of any public or private offering of debt or equity securities in the gross amount of $5,000,000 or more and/or the sale of any of the Company's assets or any part thereof. $700,000 of the proceeds of the Offering and the Private Placement will be used to repay the Anchor Loan and $100,000 of accrued interest on such loan. The 57,500 shares of Series One Preferred Stock will be exchanged for 205,000 shares of Common Stock (the "Preferred Stock Exchange").

     In December 1995 the company arranged a loan of $200,000 from Solvation, Inc. ("Solvation"), which caries an interest rate of 10% per annum, and which is due when the Offering is closed, but no later than May 31, 1996, (the "Solvation Loan"). The Solvation Loan is cross-collateralized with the Anchor Loan by a first lien on all of the assets of the Company and 97,250 shares of Common Stock owned by Messrs. Nelson and Rosen. EMC is a subsidiary of Solvation. Solvation and Enviro are indirectly owned by individual members of one family who are not otherwise affiliated with the Company.

     In connection with the Anchor Loan, Richard Nelson and Theodore Rosen, the Company's President and Chairman of the Board, respectively, pledged an aggregate of 97,250 shares of the Company's Common Stock to Anchor. (The pledge was later extended to secure the Solvation Loan.) These shares will be released from such pledge upon repayment of the Anchor Loan and the Solvation Loan.


Item 6:   Management's Discussion and Analysis.

     A.  Analysis of Financial Condition and Results of Operations.

Results of Operations

Year ended January 31, 1996 compared to year ended January 31, 1995

     The Company had no revenues during the two fiscal years because (I) the Lehi project acquired during that period was dormant, (ii) in the Plymouth project, depreciation offset all earnings and (iii) efforts to arrange financing were just beginning. In the fiscal year ended January 31, 1996, the Company had a loss from operations of $1,474,000. This was reduced by an extraordinary gain of $83,000 arising from the restructuring of a liability, resulting in a net loss for the fiscal year of $1,391,000. In the earlier fiscal year the loss from operations was $1,401,000 and the net loss was $1,316,000.

     The elements making up the losses in the two fiscal years were:

                                          1996         1995
                                       ----------   ----------
          Operating expenses           $   27,000   $  109,000
          Selling and administrative
          expenses                        826,000      897,000
          Interest expense                604,000      319,000
          Loss from Joint Ventures         17,000       76,000
                                       ----------   ----------
          Totals                       $1,474,000   $1,401,000

     Operating expenses of $27,000 and $109,000 in the fiscal years ended January 31, 1996 and 1995 resulted from the adjudication of legal action on a project which had been completed and reported in an earlier year. There will be no further costs associated with this project.

     Major items in the selling and administrative expenses were:

         Salaries and consulting fees       $431,000      $407,000
         Corporate expenses                   70,000        85,000
         Legal and professional costs        148,000       202,000

     While there was no revenue during the two years, it was nevertheless necessary to expend funds for salaries and consulting fees to evaluate new proposals and structure joint ventures and new projects for planned growth. The Company estimates that $75,000 of the salaries and consulting costs are non-recurring or applicable to specific projects which will absorb future costs.

     Included in Corporate expenses in the fiscal year ended January 31, 1996 is a non-recurring cost of $25,000 for a previous planned public offering that was never consummated.

     Legal and professional costs were lower in the 1996 fiscal year due to the fact that there were no start-up costs for the Company in this year. Costs already incurred in connection with this Prospectus, approximately $50,000 as of January 31, 1996, have been deferred.

     Interest expense increased in the 1996 fiscal year due to the additional borrowings in notes payable and bridge loans. The bulk of the increase is accounted for as follows: The $1,000,000 in notes payable were in existence only part of the 1995 fiscal year and the interest on them accrued in that year totaled $28,000, whereas for the full 1996 fiscal year the interest was $137,000. The bridge loans came into being in June, 1995, so did not affect the 1995 fiscal year at all. The interest expense in the 1996 fiscal year was $169,000.

     Loss from joint ventures of $17,000 in the 1996 fiscal year and $76,000 in the 1995 fiscal year include $59,000 and $55,000 respectively for amortization of purchase price over net equities in the fixed assets of Lehi Independent Power Associates, L.C. ("LIPA") and Plymouth Cogeneration Limited Partnership ("Plymouth"). For the period ended January 31, 1996, the Company's allocated share of income or loss from joint ventures equaled $86,000 gain from LIPA, and $44,000 loss from Plymouth. The Company's gain from LIPA includes $118,000 gain from sale of unused plant equipment.

Liquidity And Capital Resources

     The Company has no contractual commitment for capital expenditures at this time. The Company has employment agreements with two of its officers which expire on October 14, 2001. The agreements provide for minimum annual payments totaling $210,000. Payments under these agreements will not be made until the working capital of the Company permits.

     As a result of accumulated losses, the Company had a negative working capital of $1,910,000, and a capital deficiency of $2,729,000 at January 31, 1996. The independent auditors' report for the fiscal year ended January 31, 1996 states that these factors raise substantial doubt about the Company's ability to continue as a going concern. However, as a result of the Public Offering and the Private Placement, both working capital and capital will be positive.

     During the fiscal year ended January 31, 1996, net cash used in operating activities was $641,000. Cash used in investing activities was $29,000, with $53,000 having been used in connection with the Steamboat Acquisition, offset in part by collections of a loan receivable from an officer of the Company.

     During the 1996 fiscal year, $34,000 was received from the sale of Common Stock and $785,000 was received as proceeds from notes and loans payable. Other adjustments brought the total cash flow provided by financing activities to $664,000.

     During the fiscal year ended January 31, 1995, net cash used in operating activities was $874,000. Cash used in investing activities totaled $694,000, of which $647,000 was for investment in and advances to joint ventures. Cash provided by financing activities totaled $1,396,000 with $139,000 derived from sale of Common Stock and $1,375,000 from borrowings.

     B.   Plan of Operation

     As a result of accumulated losses, the Company had a negative working capital of $1,910,000, and a capital deficiency of $2,729,000 at January 31, 1996. As a result of the Private Placement and the Public Offering, the Company's working capital would be a positive $581,000.

     The net proceeds of the Public Offering for which the Company has filed an SB-2 registration statement as discussed above will be approximately $5,425,000 and the Private Placement of preferred stock and warrants will provide $3,500,000 for a total net proceeds of $8,925,000. Of this total, the Company's acquisition of 50% of Steamboat Envirosystems, LLC, will use $5,400,000 (plus $50,000 that had already been paid as a deposit.) Other liabilities required to be paid include bridge loans including interest totaling $785,000, secured notes payable including interest totaling $1,141,000, and accrued interest on the Convertible Subordinated Debentures totaling $213,000, required to be paid as part of the restructuring of these instruments.

     The steps taken to reduce the Company's interest costs include (i) the capitalization of $500,000 of the Convertible Subordinated Debentures and the reduction of the interest rate on the balance from 18% to 9%, (ii) the payment of the secured notes totaling $1,000,000, and (iii) repayment of all bridge loans. (See "Restructuring of Debt" page 13).

     The Steamboat Acquisition should give the Company a positive cash flow from all joint ventures in the current fiscal year. This will not be impacted by payment of dividends since the existing convertible preferred stock and the sale of additional convertible preferred stock will not require cash payment of dividends. The shares issued to Anchor for the initial bridge loan are being converted to 205,000 shares of common stock, and the dividends on the preferred stock issued to Enviro will be paid in additional preferred stock during the first two years after they are issued, and thereafter in cash or preferred stock at the Company's option.

     Negotiations for the sale of power from the Steamboat Facilities for the period subsequent to the end of the current contracts (January 1997 for Steamboat 1 and January 1999 for Steamboat 1A) with Sierra Pacific Electric Company are under way. While there is no assurance that the present rate of revenues will continue, management has confidence that cash flow from this project will continue to provide an attractive return in future years. The basis for this confidence is that the major expense of the projects is the existing debt that the projects have carried. Upon acquisition of the projects by the Company, this debt is retired, thus materially reducing carrying costs for the projects and allowing the projects to sell electric output at substantially reduced rates while maintaining a satisfactory cash flow. If renewal rates offered by Sierra Pacific Electric are not satisfactory and the Company and its partners therefore decide not to renew the existing contracts, the option now exists under new retain wheeling regulations to sell output electricity directly to retail customers in the immediate Reno area or to sell to other electric utility grids at more favorable prices.

     In December 1995, the Company and its partners concluded a sale of non-essential engines and parts of the Lehi, Utah plant for a gain of approximately $236,000, with 50% or $118,000 as the Company's share. The partnership is using a portion of the funds from this sale to upgrade the remaining two engines and place them in service. Currently there are no contracts for the sale of the power output of the Lehi Plant. However, negotiations for such contracts will begin as soon as the plant is in operational status, and it is anticipated that cash flow will be generated during the fourth quarter of the new fiscal year, provided that it obtains the necessary air quality permits. Alternatively, the Company may decide to sell two of its engines and to replace them with a larger and more efficient gas turbine. If such sale is made the Company would benefit through its 50% share of the revenue from the sale; however, operations would be delayed until the second quarter of the 1997 fiscal year. The cost of the new engine is expected to be fully financed directly through the manufacturer without additional investment by the Company.

     Under Title V of the Clean Air Act, the Lehi Plant must obtain an operating permit from the Utah Division of Air Quality before it can commence operations. The Title V program did not take effect in Utah until July 10, 1995. Therefore, a Title V permit was not a requirement during past operations of the facility, but it will be a requirement for the future operations. A permit modification would also be necessary if new engines are installed or if capacity is increased.

          The Plymouth, NH plant is operating. The start-up costs of this plant resulted in only minor cash flow to the Company until now, but the plant is operating at projected efficiencies and current expectations are that regular cash flow will commence before the end of the current fiscal year. In addition, switching the plant's fuel supply to less expensive waste oil, as is presently being contemplated, could add significantly to cash flow starting during the next fiscal year, as the Partnership has an agreement with the university to share equally in any fuel savings. There are also plans being studied to expand the size of the project to serve other New Hampshire college system campuses through wheeling, as described in Item 1, Section E (Current Operations), which should take place during fiscal year 1998.

     The Company also expects revenues from other projects that will be under way during the next twelve months but are not yet under contract. These should not require capital outlays, as they will be self-financed. The working capital remaining after the closing of the Private Placement and the Public Offering, together with the regular income from Steamboat, L.L.C., will be adequate for all operational needs.

Restructuring of Debt

     Concurrently with the consummation of the Private Investments and the Public Offering, the Convertible Debentures, of which an aggregate principal amount of $1,525,000 is outstanding, will be restructured by converting $500,000 principal amount into 125,000 shares of Common Stock and 125,000 Private Warrants and reducing the conversion rate of the remainder to $8.00 per share from the present $16 per share, making the remainder convertible into 128,125 shares of Common Stock. From and after the consummation of the Offering, the interest rate will be 9% instead of the present 18%.


Item 7.   Financial Statements.

     See Financial Statements and Independent Auditors' Report which are an integral part of this Report 10-KSB.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

          None.

                                  PART III


Item 9.   Directors and Executive Officers of the Company.

The directors and executive officers of the Company are as follows:

                            Age             Position(s)
Theodore Rosen              71       Chairman of the Board of Directors

Richard H. Nelson           56       President, Chief Executive Officer and
                                     Director

Fred Knoll                  40       Director

Ronald Moody                62       Director

Evan Evans                  70       Director

Seymour J. Beder            69       Treasurer and Chief Financial Officer

     Theodore Rosen. Mr. Rosen has been a Director of the Company and Chairman of the Board of Directors since November 1993. Since June 1993, Mr. Rosen has been Managing Director of Burnham Securities. He was Senior Vice President of Oppenheimer & Co. from January 1991 to June 1993, and was Vice President of Smith Barney & Co. from 1989 to 1991. Mr. Rosen also currently serves as a director of Waterhouse Investors Cash Management Co., an investment management company engaged in management of money market mutual funds. Mr. Rosen holds a BA degree from St. Lawrence University and did graduate work at both Albany Law School and Columbia University School of Business.

     Richard H. Nelson. Mr. Nelson has been President, Chief Executive Officer and Director of the Company since November 1993. Mr. Nelson has been engaged in the power plant industry for more than twenty years and has been involved with over 200 power projects throughout the world, 125 of which have been cogeneration projects. In 1973, Mr. Nelson formed Sartex Corp., which was merged into the Company, then called Cogenic Energy Systems, Inc. ("Cogenic"), in 1981. Mr. Nelson served as president of Cogenic until 1989. Cogenic filed for reorganization under Chapter 11 of the Bankruptcy Code in 1989. From January 1989 until January 1991, Mr. Nelson was president of Utility Systems Corp., a subsidiary of Cogenic which was not party to the Chapter 11 filing. In January 1991, Mr. Nelson formed Utility Systems Florida, Inc. ("USF") where he served as president until November 1993. A Plan of Reorganization was confirmed for Cogenic in March 1993, after which USF and Cogenic merged, with Cogenic being the surviving corporation and changing its name to U.S. Envirosystems, Inc. Mr. Nelson was Special Assistant to the Director of the Peace Corps from 1961 to 1962; thereafter he served as Military Aide to the Vice President of the United States from 1962 to 1963 and Assistant to the President of the United States from 1963 to 1967. From 1967 to 1969, Mr. Nelson was Vice President of American International Bank, and from 1969 to 1973 he was Vice President of Studebaker-Worthington Corp. Mr. Nelson received his BA degree from Princeton University.

     Ronald Moody. Mr. Moody has been a Director of the Company since January 1994. Mr. Moody entered the investment community in 1967 as a senior partner of a Canadian investment house until 1976, and since that time has been a private investor for his own account. After several years with the Royal Bank of Canada, Mr. Moody joined the Montreal Trust Company in 1962 as a manager of pension fund and individual trust accounts. Mr. Moody received his BA from the University of Western Ontario.

     Fred Knoll. Mr. Knoll has been a Director of the Company since August 1994. During the last five years, Mr. Knoll has been chairman and CEO of Knoll Capital Management, an investment and cash management firm, in New York. Mr. Knoll is the Chairman of the Board of Thinking Tools and of Lamar Signal Processing and a Director of Spradling Holdings, Raphael Glass and the Columbus Fund. From 1989 until 1993, Mr. Knoll was Chairman of the Board of Directors of C3/Telos Corporation, a computer systems company. Mr. Knoll received his B.S. degree in Computer Sciences from M.I.T. and also a B.S. degree in Management from the Sloan School at M.I.T. He received his MBA from Columbia University.

     Evan Evans. Mr. Evans has been a Director of the Company since August 1995. Since 1983 he has been chairman of Holvan Properties, Inc. ("Holvan"), a real estate developer, and was managing director of Easco Marine, Ltd. from 1983 to 1988. Also, from 1985 to 1986 Mr. Evans was general manager of Belgian Refining Corporation ("BRC"), pursuant to a contract between BRC and Holvan. From 1981 to 1983 he was vice president of Getty Trading and Transportation Company and president of its subsidiary, Getty Trading International, Inc. From 1970 to 1981 Mr. Evans was vice president and member of the board of directors of United Refining Corp. He is currently on the board of directors of Holvan and BRC. Mr. Evans received his BS degree in Mathematics from St. Lawrence University and his BS in Civil Engineering from M.I.T.

     Seymour J. Beder.  Mr. Beder has been Secretary, Treasurer, Controller
and Chief Financial Officer of the Company since November 1993.   From 1970
through 1980 he was Chief Financial Officer for Lynnwear Corporation, a textile company, and from 1980 to September 1993, Mr. Beder was president of Executive Timeshare, Inc., a provider of executive consulting talent. Mr. Beder is a Certified Public Accountant, and a member of the New York State Society of Certified Public Accountants and the American Institute of Certified Public Accountants. Mr. Beder received his BA degree from City College of New York.

     In addition, the following persons, who are not officers or directors, are affiliated with the operations of the Company as consultants:

     Donald A. Warner. Mr. Warner has acted as director of development and a consultant to the Company since 1993. For over 20 years, Mr. Warner has been closely involved with the energy and environmental industries, and has been consultant and attorney to numerous environmental and energy project developments in both the public and private sector. The Company expects Mr. Warner to work for the Company full-time after the completion of this Offering. Mr. Warner holds his BA degree from Rochester University and his JD degree from Syracuse University. He also holds an LLM degree from Washington University.

     Patrick McGovern. Mr. McGovern has been a consultant to the Company since 1993. From 1973 to 1981, Mr. McGovern was Engine Sales Manager for Virginia Tractor Company (Caterpillar). From 1981 to 1984, he was Vice President Engineering for the Company. From 1984 to present, he has been president of Power Management Corp. Mr. McGovern holds both his BSEE and MBA degrees from Louisiana State University.

     Ravi Singh. Mr. Singh has been President of USE International, LLC, 50% of which is owned by the Company, since 1995. Mr. Singh is president of Indus LLC, a company he formed in 1994 to develop new investment opportunities throughout southeast Asia and Oceania regions. From 1988 until 1994 he was a partner and Managing Director for International Investment Banking at Cowen & Company. Prior to his time at Cowen & Company, Mr. Singh had been affiliated with Coopers & Lybrand LLP with advisory responsibilities for cross-border mergers and acquisitions, notably in Japan. Mr. Singh was also affiliated with Komatsu Ltd. of Japan where he was responsible for business development in India. Mr. Singh received his BS in Engineering from the University of Delhi and his MBA from Columbia University.

     A. Bruce Schimberg. Mr. Schimberg is a retired partner in the law firm of Sidley & Austin, and has lectured and written extensively on the subjects of commercial financial services and secured transactions. He is a member of the Chicago, Illinois and American Bar Associations, and has chaired numerous bar association committees and subcommittees. Mr. Schimberg received his Ph.D degree from the University of Chicago and his JD degree from the University of Chicago Law School.

     Nils A. Kindwall. Mr. Kindwall was Vice Chairman of Freeport McMoran, Inc. from 1975 until his retirement in 1993. At Freeport McMoran, he was principally responsible for developing and financing major natural resource projects throughout the world. He has served on the National Advisory Board of Chemical Bank, and is on the board of John Wiley & Sons, Inc. and Metall Mining Corporation. Mr. Kindwall received his BA degree in Economics from Princeton University and his MBA from Columbia University.

Compliance With Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires certain officers, directors, and beneficial owners of more than ten percent (10%) of the Company's Common Stock to file reports of ownership and changes in their ownership of the equity securities of the Company with the Securities and Exchange Commission and NASDAQ. Based solely on a review of the reports and representations furnished the Company during the last fiscal year, the Company believes that each of these persons is in compliance with all applicable filing requirements with the exception that certain Forms 4 for Richard Nelson, Theodore Rosen, Ronald Moody, Seymour Beder and Marcus Finkle were inadvertently filed late.


Item 10.   Executive Compensation.

                          SUMMARY COMPENSATION TABLE

     The following table shows the total compensation paid by the Company during the fiscal years ended January 31, 1996, 1995 and 1994 to Mr. Richard
H. Nelson, the Company's President and Chief Executive Officer. There were no other executives of the Company who received total compensation in excess of $100,000 during any of such years.

Name and Principal      Fiscal     Salary      Bonus      Long Term
Position                Year                            Compensation
------------------      ------     --------    -----    ------------
Richard H. Nelson,       1996      $150,000      -            -
President and
Chief Executive
Officer (1)
                         1995      $149,850      -            -
                         1994      $ 24,500

(1) Mr. Nelson has deferred salary at January 31, 1996 of approximately $125,500 to be paid by the Company when working capital is adequate, which shall be determined by the Board of Directors.

     Compensation of Directors. Directors are not compensated for attendance at meetings of the Board, although certain travel expenses relating to attending meetings are reimbursed.

     Employment Contracts. Mr. Nelson has an employment contract with the Company to serve as its Chief Executive Officer for a term of five years ending December 31, 2001. Mr. Nelson's contract provides for an annual salary of $150,000 plus normal benefits. Mr. Nelson has volunteered to defer 50% of this salary until the Company's cash flow is, in the opinion of the Board of Directors, sufficient. Under the terms of Mr. Nelson's employment agreement, he may not disclose any confidential information pertaining to the Company nor compete with the Company during the term of his employment with the Company. Mr. Nelson works for the Company full-time.

     Mr. Rosen has an employment contract with the Company to serve as its Chairman of the Board for a term of five years ending December 31, 2001. Mr. Rosen's contract allows an annual salary of $60,000 which is being deferred until the Company's cash flow is, in the opinion of the Board of Directors,
sufficient.   Mr. Rosen devotes a minimum of 40 hours per week to the Company.
Under the terms of Mr. Rosen's employment agreement, Mr. Rosen agrees that he will not disclose any confidential information pertaining to the Company nor compete with the Company during the term of his employment with the Company.

Item 11.   Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information as of April 30, 1996 regarding the ownership of the Company's Common Stock by (i) each director of the Company, (ii) each executive officer of the Company named in the Summary Compensation Table as set forth elsewhere in this Annual Report on Form 10-KSB, (iii) each beneficial owner of more than five percent of the Common Stock of the Company known by management and (iv) all directors and executive officers of the Company, as a group, and the percentage of Common Stock beneficially held by them on that date.

                                                Beneficial
                                               Ownership (1)
Name and Address of
Beneficial Owner (1)                        Shares     Percentage
---------------------------------         ----------  ------------
Richard Nelson                              82,446        18.7%

Theodore Rosen                              88,333(2)     17.4%

Ronald Moody                                21,500(3)      4.8%

Fred Knoll                                 171,333(4)     28.6%

Evan Evans                                   2,500(5)      0.6%

S. Marcus Finkle                            63,833(6)     13.9%
117 AABC
Aspen, CO

Guernroy, Ltd.                              38,158(7)      8.6%
c/o Royal Bank of Canada
Channel Isles, UK

Anchor Capital Company, LLC                205,000(8)     31.8%
1140 Avenue of the Americas
New York, NY   10036

All officers and directors                                55.2%
As a group (6 persons)                     381,113(2)
                                           (3)(4)(5)

----------------------------------


(1) The tabular information gives effect to the exercise of warrants or options exercisable within 60 days of the date of this table owned in each case by the person or group whose percentage ownership is set forth opposite the respective percentage and is based on the assumption that no other person or group exercises its option. The address of each of the officers and directors is 515 North Flagler Drive, Suite 202, West Palm Beach, Florida 33401.

(2) Includes 8,333 shares issuable upon conversion of Convertible Debentures, and 60,250 shares issuable upon exercise of non-qualified options at an exercise price of $8 per share which became exercisable on December 1, 1995.

(3) Includes 9,000 shares issuable on exercise of warrants at an exercise price of $5 per share which became exercisable on October 31, 1994.

(4) Includes (i) 67,500 shares issuable upon exercise of non-qualified options at an exercise price of $8 per share which became exercisable on December 1, 1995 and (ii) 91,333 shares owned by Europa International Inc. ("Europa"), including 13,333 shares issuable to Europa upon conversion of Convertible Debentures and 78,000 shares issuable to Europa on exercise of warrants at an exercise price of $5 per share which became exercisable on October 31, 1994. Knoll Capital Management has the sole voting power of the shares owned by Europa. Mr. Knoll is the President and sole shareholder of Knoll Capital Management.

(5) Includes 1,250 shares issuable upon exercise of non-qualified options at an exercise price of $4 per share which became exercisable on January 25, 1995.

(6) Includes 3,333 shares issuable upon conversion of Convertible Debentures and 18,000 shares issuable on exercise of warrants at an exercise price of $5 per share which became exercisable on October 31, 1994.

(7)     Includes 3,333 shares issuable upon conversion of Convertible
Debentures.

(8) Represents shares issuable upon conversion of 57,500 shares of Series One Preferred Stock.


Item 12.   Certain Relationships and Related Party Transactions.

     The Plan of Reorganization of Cogenic Energy Systems, Inc. (see Note a to Financial Statement) was originally filed and financed by Richard Nelson, who was then the sole shareholder and sole director of Utility Systems Florida, Inc. Under the Plan, 100,000 shares of the reorganized debtor was issued to Richard Nelson as the proponent and financier of the Plan. An additional 125,000 shares (the "merger shares") were issued to Utility Systems Florida, Inc. upon consummation of the Plan and upon merger of the reorganized debtor with Utility Systems Florida, Inc. These merger shares were distributed to individuals and companies who purchased shares of Utility Systems Florida, Inc. for purposes of capitalizing the company. These shareholders are described in Item 11 above.

     Several directors and affiliates of the Company are also holders of the 18% Subordinated Convertible Debenture, and the effect of conversion of these debentures is also described in Item 11 above.

     All of the directors and one affiliate are lenders in the Plymouth Bridge Loan, which bears interest at the rate of floating prime plus 2.5%, and in which the lenders received warrants to purchase 120 shares of the Company's common stock for each $1,000 loaned at $5.00 per share. The Company's president and chairman do not receive warrants for their loan participation. The effects of the warrants, if exercised, are included in Item 11 above.

Item 13.   Exhibits and Reports on Form 8-K.

     Exhibits.

     (2)       Plan of Reorganization of Cogenic Energy Systems, Inc. (a)
     (3)(i)    Articles of Incorporation. (a)
     (3)(ii)   By-Laws, U.S. Envirosystems, Inc. (a)
     (4)       Debenture, 18% Convertible Subordinated Debenture of 2004. (a)
     (10)(i)   Employment Contract, Richard Nelson. (a)
     (10)(ii)  Employment Contract, Theodore Rosen. (a)
     (10)(iii) Lehi Independent Power Associates, LC purchase contract. (a)
     (10)(iv) Letter Agreement, dated as of November 8, 1994, between the Company, PSC Cogeneration Limited Partnership, Central
               Hudson Cogeneration, Inc. and Independent Energy Finance Corporation. (b)
     (10)(v)   Agreement among the Company, Plymouth Envirosystems, Inc.,
               IEC Plymouth, Inc. and Independent Energy Finance Corporation dated November 16, 1994. (b)
     (10)(vi) Amended and Restated Agreement of Limited Partnership of Plymouth Cogeneration Limited Partnership among PSC Cogeneration Limited Partnership, Central Hudson
               Cogeneration, Inc. and Plymouth Envirosystems, Inc. dated November 1, 1994. (b)
     (10)(vii) Amended and Restated Agreement of Limited Partnership of
               PSC Cogeneration Limited Partnership among IEC Plymouth, Inc. Independent Energy Finance Corporation and Plymouth Envirosystems, Inc. dated December 28, 1994. (b)
     (10)(viii)Joint Development Memorandum of Intent dated September 20, 1994, between the Company and Cowen Partnership. (b)
     (10)(ix) Agreement dated as of May 4, 1995, between the Company and Indus, L.L.C. (b)
     (10)(x) Security Agreement and Financing Statement among the Company, Lehi Envirosystems, Inc., Plymouth Envirosystems, Inc. and Anchor Capital Company, L.L.C. dated June 14, 1995. (b)
     (10)(xi) Stock Pledge Agreement among Richard H. Nelson, Theodore Rosen, Anchor Capital Company, L.L.C. and the Company dated June 14, 1995. (b)
     (10)(xii) Loan Agreement among the Company, Lehi Envirosystems, Inc., Plymouth Envirosystems and Solvation, Inc. Dated as of December 15, 1995. (b)
     (10)(xiii)Pledge Agreement between the Company and Solvation, Inc. dated as of December 15, 1995. (b)
     (10)(xiv) Lease dated September 1, 1995 between the Company and Gaedeke Holdings, Ltd. (b)
     (10)(xv) Purchase and Sale Agreement, dated as of December 31, 1995, between the Company, Far West Capital, Inc., Far West Capital Electric Energy Fund, L.P., 1-A Enterprises and Steamboat Envirosystems, L.L.C. (b)
     (11)      Explanation of Per Share Earnings.
     (21)      Subsidiaries of the Company.


     (a.)     Incorporated by reference to the Registrant's Annual Report on
Form 10-KSB for the year ended January 31, 1994.

     (b.)     Incorporated by reference to the Registrant's Form SB-2
Registration Statement filed May 3, 1996, File no.  333-4612.

Reports on Form 8-K. No Reports on Form 8-K were filed during the fourth quarter.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


U.S. ENERGY SYSTEMS, INC.




By________/s/_______________________
     Richard H. Nelson
     President and Chief Executive Officer




By_______/s/________________________
     Seymour J. Beder
     Chief Accounting Officer and Controller

                                 EXHIBIT (11)

                           U.S. ENERGY SYSTEMS, INC.
          STATEMENT REGARDING COMPUTATION OF PER SHARE INCOME (LOSS)


                                                                   Page 1 of 2
                                         Year Ended            Year Ended
                                       January 31, 1996      January 31, 1995
(Loss) from Operations                  ($1,474,000)           ($1,401,000)
                                                                   Page 2 of 2

Net (Loss)                              ($1,391,000)           ($1,316,000)

Dividends on preferred stock            ($   21,000)

(Loss) applicable to common stock       ($1,412,000)           ($1,316,000)

(Loss) per common share before
     extraordinary item                      ($3.41)                ($3.38)

Net (loss) per common share                  ($3.22)                ($3.17)

Weighted number of
     Common Shares outstanding              438,773 (a)            415,022(a)


(a)     Adjusted for 1 for 40 reverse split.


                                 EXHIBIT (21)
                        SUBSIDIARIES OF THE REGISTRANT

Subsidiary                           Date of                    State of
                                  Incorporation               Incorporation
Lehi Envirosystems, Inc.              1991                      Delaware

Plymouth Envirosystems, Inc.          1994                      Delaware

USE International, L.L.C.             1995                      New Jersey

                  U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES


                                - I N D E X -

                                                              PAGE
                                                             NUMBER

   U.S. ENERGY SYSTEMS, INC.:

   REPORT OF INDEPENDENT AUDITORS                              F-3

   CONSOLIDATED BALANCE SHEET AS AT
   JANUARY 31, 1996                                            F-4

   CONSOLIDATED STATEMENTS OF OPERATIONS FOR
   THE YEARS ENDED JANUARY 31, 1996 AND
   JANUARY 31, 1995                                            F-5

   CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
   DEFICIENCY FOR THE YEARS ENDED JANUARY 31, 1996
   AND JANUARY 31, 1995                                        F-6

   CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
   YEARS ENDED JANUARY 31, 1996 AND JANUARY 31, 1995           F-7

   NOTES TO FINANCIAL STATEMENTS                               F-8

                        REPORT OF INDEPENDENT AUDITORS



Board of Directors and Stockholders
U.S. Energy Systems, Inc.


     We have audited the accompanying consolidated balance sheet of U.S. Envirosystems, Inc. and subsidiaries as at January 31, 1996 and the related consolidated statements of operations, changes in capital deficiency and cash flows for each of the years in the two-year period then ended. These statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the financial position of U.S. Envirosystems, Inc. and subsidiaries at January 31, 1996, and the results of its operations and its cash flows for each of the years in the two-year period then ended in accordance with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has incurred significant losses and as at January 31, 1996, has a working capital deficiency of approximately $1,910,000 and a capital deficiency of $2,729,000 which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/
Richard A. Eisner & Company, LLP

New York, New York
March 1, 1996

With respect to Note J[4]
May 6, 1996
                                    F-3

                  U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                            AS AT JANUARY 31, 1996

                                                                   Page 1 of 2
                                        ASSETS
Current assets:
     Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . $     2,000
     Other current assets . . . . . . . . . . . . . . . . . . . .      16,000
                                                                  ------------
          Total current assets. . . . . . . . . . . . . . . . . .      18,000
Investments in Joint Ventures - at equity:
     Lehi Independent Power Associates, L.C. (Note C[1]). . . . .   1,170,000
     Plymouth Cogeneration Limited Partnership (Note C[2]). . . .     703,000
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . .     103,000
                                                                  ------------
          TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . $ 1,994,000
                                                                  ============
                                 LIABILITIES
Current liabilities:
     Accrued expenses and other current liabilities
        (Including due to related parties of $467,000)
        Notes D and L). . . . . . . . . . . . . . . . . . . . . . $   990,000
     Pre-reorganization income taxes payable and accrued
        interest - current (Note E) . . . . . . . . . . . . . . .     172,000
     Loans payable (Note G) . . . . . . . . . . . . . . . . . . .     766,000
                                                                  ------------
          Total current liabilities . . . . . . . . . . . . . . .   1,928,000

Convertible subordinated secured debentures (including
     due to related parties of $325,000) (Notes H and L). . . . .   1,525,000
Notes payable (including due to related parties of
     $775,000) (Notes I and L). . . . . . . . . . . . . . . . . .     965,000
Deferred interest (including due to related parties of
     $12,000) (Notes H and L) . . . . . . . . . . . . . . . . . .     114,000
Pre-reorganization income taxes payable and accrued
     interest (Note E). . . . . . . . . . . . . . . . . . . . . .     176,000
Advances from Joint Ventures (Note C[2]). . . . . . . . . . . . .      15,000
                                                                  ------------
          Total liabilities . . . . . . . . . . . . . . . . . . .   4,723,000
                                                                  ------------

                                                                   Page 2 of 2
Commitments and contingencies (Note K)

                              CAPITAL DEFICIENCY
                                (Notes A and J)

Preferred stock, $.01 par value, authorized
     5,000,000 shares; issued and outstanding 57,500
     (Liquidating preference $575,000). . . . . . . . . . . . . .       1,000
Common stock, $.01 par value, authorized 35,000,000
     shares; issued and outstanding 439,650 . . . . . . . . . . .       4,000
Additional paid-in capital. . . . . . . . . . . . . . . . . . . .     112,000
Accumulated deficit . . . . . . . . . . . . . . . . . . . . . . .  (2,846,000)
                                                                  ------------
          Total capital deficiency. . . . . . . . . . . . . . . .  (2,729,000)
                                                                  ------------
          TOTAL . . . . . . . . . . . . . . . . . . . . . . . . . $ 1,994,000
                                                                  ============

The accompanying notes to financial statements are an integral part hereof.

                  U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                   Page 1 of 2
                                                     Year Ended January 31,
                                                  --------------------------
                                                      1996          1995
                                                  -----------    -----------
Costs and expenses:
     Operating expenses . . . . . . . . . . . . . $    27,000    $   109,000
     Administrative expenses. . . . . . . . . . .     826,000        897,000
     Interest expense . . . . . . . . . . . . . .     604,000        319,000
     Loss from Joint Ventures . . . . . . . . . .      17,000         76,000
                                                  ------------   ------------
          Total cost and expenses . . . . . . . .   1,474,000      1,401,000
                                                  ------------   ------------
(Loss) before extraordinary item. . . . . . . . .  (1,474,000)    (1,401,000)

Extraordinary gain from restructuring of
     Liabilities. . . . . . . . . . . . . . . . .      83,000         85,000
                                                  ------------   ------------

NET (LOSS). . . . . . . . . . . . . . . . . . . .  (1,391,000)    (1,316,000)

Dividends on preferred stock. . . . . . . . . . .     (21,000)
                                                  ------------   ------------
(Loss) applicable to common stock . . . . . . . . $(1,412,000)   $(1,316,000)
                                                  ============   ============
(Loss) per share before extraordinary item. . . .      $(3.41)        $(3.38)
                                                       =======        =======

Net (loss) per share. . . . . . . . . . . . . . .      $(3.22)        $(3.17)
                                                       =======        =======
Weighted average shares outstanding . . . . . . .     438,773        415,022
                                                      =======        =======

The accompanying notes to financial statements are an integral part hereof.

                  U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY
                               (Notes A and J)

                                                                   Page 1 of 3
                           Preferred Stock             Common Stock
                          -----------------   -------------------------------
                                                                  Additional
                            Number              Number              Paid-in
                          of Shares  Amount   of Shares   Amount    Capital
                          ---------  ------   ----------  -------  ----------
Balance,
   January 31, 1994                              391,250   $4,000  $(306,000)

Sale of common stock                              32,000             139,000

Compensation attributable
   to options and warrants                                            48,000

Shares issued for interest
   Joint Ventures                                 11,400             114,000

Value assigned to warrants
   issued in correction
   with notes payable                                                 46,000

Net (loss) for the year
  ended January
  31, 1995
                          ------     ------   ----------  -------  ----------

Balance,
   January 31, 1995                              434,650    4,000     41,000

Sale of common stock                               5,000              34,000

Value assigned to
   preferred stock
   issued in con-
   nection with
   loans payable          57,500     $1,000                           28,000

Value assigned to
   additional warrants
   issued in connection
   with notes payable                                                  9,000

Net (Loss) for the
   year ended Jan-
   uary 31, 1996
                          ------     ------   ----------  -------  ----------

BALANCE - JANUARY
   31, 1996               57,500     $1,000      439,650   $4,000  $  112,000
                          ======     ======   ==========  =======  ==========

                                                 Accumulated
                                                   Deficit        Total
                                                 ------------  ------------

Balance, January 31, 1994                        $  (139,000)  $  (441,000)

Sale of common stock                                               139,000

Compensation attributable to options
   and warrants                                                     48,000

Shares issued for interest Joint Ventures                          114,000

Value assigned to warrants issued in
  correction with notes payable                                     46,000

Net (loss) for the year ended
   January 31, 1995                               (1,316,000)   (1,316,000)
                                                 ------------  ------------

Balance, January 31, 1995                         (1,455,000)   (1,410,000)

Sale of common stock                                                34,000

Value assigned to preferred stock issued
   in connection with loans payable                                 29,000

Value assigned to additional warrants
   issued in connection with notes payable                           9,000

Net (Loss) for the year ended
   January 31, 1996                               (1,391,000)    (1,391,000)
                                                 ------------  ------------

BALANCE - JANUARY 31, 1996                       $(2,846,000)  $(2,729,000)
                                                 ============  ============

The accompanying notes to financial statements are an integral part hereof.

                                  F-6

                    U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    Year Ended January 31,
                                                 --------------------------
                                                     1996           1995
                                                 ------------  ------------
Cash flows from operating activities:
   Net (loss) . . . . . . . . . . . . . . . . .  $(1,391,000)  $(1,316,000)
   Adjustments to reconcile net (loss) to
     net cash (used in) operating activities:
     Amortization of debt discount. . . . . . .       42,000         3,000
     Amortization of purchase price in excess
     of equity in Joint Ventures. . . . . . . .       59,000        55,000
     Amortization of deferred financing costs .       72,000
     Value assigned to options and warrants . .                     48,000
     Gain from restructuring of liabilities . .      (83,000)      (85,000)
     Equity in (income)/loss of Joint Ventures,
     net of distributions . . . . . . . . . . .      (13,000)       21,000
     Loss from legal proceedings. . . . . . . .                    102,000
     Deferred interest. . . . . . . . . . . . .                    114,000
     Accrued interest on pre-reorganization
     income taxes payable . . . . . . . . . . .                     39,000
     Changes in operating assets and liabilities:
       (Increase) decrease in other assets. . .        2,000        (1,000)
       Increase in accounts payable and
       accrued expenses . . . . . . . . . . . .      671,000       146,000
                                                 ------------  ------------
         Net cash (used in) operating activities    (641,000)     (874,000)
                                                 ------------  ------------

Cash flows from investing activities:
   Security deposit on proposed acquisition . .      (50,000)
   Cost incurred in connection with the
   Proposed Acquisitions. . . . . . . . . . . .       (3,000)
   Investment in Joint Ventures . . . . . . . .                   (636,000)
   Advances to Joint Ventures . . . . . . . . .       (9,000)     (11,000)
   Loans to officers. . . . . . . . . . . . . .                    (47,000)
   Collections of loans receivable - officer. .       33,000
                                                 ------------  ------------
         Net cash (used in) investing activities     (29,000)     (694,000)
                                                 ------------  ------------

Cash flows from financing activities:
   Proceeds from issuance of convertible
   subordinated debt. . . . . . . . . . . . . .                    400,000
   Proceeds from issuance of common stock . . .       34,000       139,000
   Proceeds from issuance of notes payable. . .       25,000       975,000
   Proceeds from loans payable and
   preferred stocks . . . . . . . . . . . . . .      785,000
   Payment of deferred financing costs. . . . .     (102,000)
   Payment of pre-reorganization payroll
   taxes payable  . . . . . . . . . . . . . . .      (34,000)     (105,000)
   Payment of pre-reorganization income
   taxes payable. . . . . . . . . . . . . . . .       (9,000)      (13,000)
   Advances from Joint Ventures . . . . . . . .       15,000
   Deferred registration costs. . . . . . . . .      (50,000)
                                                 ------------  ------------
         Net cash provided by financing
         activities . . . . . . . . . . . . . .      664,000     1,396,000
                                                 ------------  ------------
NET (DECREASE) IN CASH. . . . . . . . . . . . .       (6,000)     (172,000)

Cash - beginning of the period. . . . . . . . .        8,000       180,000


CASH - END OF THE PERIOD. . . . . . . . . . . .  $     2,000   $     8,000
                                                 ============  ============

Supplemental disclosure of cash flow information:
   Cash paid for interest . . . . . . . . . . .  $    93,000   $   163,000

Supplemental schedule of noncash investing activity:
   Fair market value of common stock issued and
   contributed to investment in Joint Ventures.                    114,000


The accompanying notes to financial statements are an integral part hereof.

                                  F-7

(NOTE A) - The Company:
-----------------------

     U.S. Envirosystems, Inc. ("USE") and subsidiaries (collectively, the "Company") are the successors to Cogenic Energy Systems, Inc. ("Cogenic"). Cogenic emerged from Chapter 11 Bankruptcy Proceedings on March 22, 1993. The Plan of Reorganization, as amended, provided that Cogenic merge with Utilities Systems Florida, Inc. ("USF") and change the name of the reorganized Cogenic to U.S. Envirosystems, Inc. ("USE").

     On May 17, 1996, the Company amended its Certificate of Incorporation to change the name of the Company to U.S. Energy Systems, Inc.

     The Company is in the business of owning, developing and operating cogeneration and independent power plants through Joint Ventures.

     The Company has incurred significant losses since its reorganization in 1993 and, as at January 31, 1996 has a working capital deficiency of approximately $1,910,000 and a capital deficiency of approximately $2,729,000. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans for which it has letters of intent or agreements include the following:

     a) Obtain $3,500,000 through the sale of convertible preferred stock and warrants.

     b) Obtain net proceeds of approximately $5,425,000 through the sale of 1,625,000 shares of common stock and warrants in a public offering (the "Proposed Public Offering").

     c) Convert the existing preferred stock into 205,000 shares of common stock.

     d) Convert $500,000 of the existing Debentures into 125,000 shares of common stock and warrants.

     e) Acquire an interest in two operating geothermal power plants ("Steamboat 1 and 1A") for an aggregate of $5,400,000 in cash consideration (the "Proposed Acquisitions").

     f)  Repay notes payable and other liabilities of approximately
$2,139,000.

     All of the above are dependent upon the successful completion of the proposed public offering referred to in (b) above and to certain other conditions including the completion of all of the above. There is no assurance that the above plans can be accomplished. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(NOTE B) - Significant Accounting Policies:
-------------------------------------------

     Significant accounting policies followed in the preparation of the financial statements are as follows:

     [1]  Consolidation:

          The consolidated financial statements of the Company include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated balance sheet.

     [2]  Investments in Joint Ventures:

          Investments in Joint Ventures are accounted for under the equity method. LIPA and Plymouth each have a fiscal year end of December 31 which differs to the fiscal year end of the Company. No material adjustment is necessary to reconcile the December 31 year end to the Company's January year end.

     [3]  Net (loss) per share:

          Net (loss) per share is computed using the weighted average number of common shares outstanding during the period and, when dilutive, common stock equivalents.

     [4]  Recent pronouncements:

          The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company will adopt the disclosure requirements of SFAS 123 during the Company's fiscal year ending January 31, 1997 but will continue to account for its stock option plans under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" as permitted under FAS 123.

     In addition, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS 121 is also effective for the Company's fiscal year ending January 31, 1997. The Company believes adoption of SFAS No. 121 will not have a material impact on its financial statements.

     [5]  Use of estimates:

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


(NOTE C) - Investment in Joint Ventures:
----------------------------------------

     [1]  Lehi Independent Power Associates, L.C.:

          In January 1994, Lehi Envirosystems, Inc. ("LEHI"), a subsidiary of the Company, purchased a 50% equity interest in a limited liability company called Lehi Independent Power Associates, L.C. ("LIPA"), which wholly owns a cogeneration project (the "Project") located in Lehi, Utah.

          The operating agreement of LIPA provides for, among other matters, the allocation of the net profits and net losses to the owners in proportion to their ownership interest. The agreement also provides for additional contributions totaling $875,000 to be shared by the owners in the event that any modification, as defined, is required to bring the Project back to full operational condition. LIPA terminates in January 2024, unless sooner dissolved by certain conditions as set forth in the operating agreement.

          During the two-year period ended January 31, 1996, the Project was not in operation.

          In the Proposed Acquisitions, Far West Capital Inc., the other 50% owner of LIPA, will own an interest of Steamboats in the event the Proposed Acquisitions are consummated.

     [2]  Plymouth Cogeneration Limited Partnership ("PCLP"):

          In November 1994, Plymouth Envirosystems, Inc. ("Plymouth"), a subsidiary of the Company, acquired a 5% general partner interest and a 35% limited partner interest in PCLP for cash contributions of $636,000.

          The amended and restated agreement of limited partnership (the "Agreement") provides for, among other matters, the allocation of net profits and net losses in accordance with the respective ownership interests of the partners. The terms, conditions and provisions of the Agreement expire in November 2024 or until its termination or dissolution in accordance with the provisions of the Agreement.

          The partnership is engaged in the business of owning and operating a cogeneration facility designed, developed, and constructed for the production of electricity and steam (the "Plymouth Project"). The management, supervision and control of, and the determination of all matters relating to the ownership and operation of the Plymouth Project and the operations of PCLP are delegated to PSC, the managing partner.

          In December 1994, Plymouth acquired a 36.4% limited partner ownership interest in PSC, the managing partner of PCLP, for a contribution of 11,400 shares of the Company's common stock with a fair market value of approximately $114,000. With this transaction, the Company's combined ownership interest in PCLP is effectively 50%.

          In November 1994, the Company entered into an agreement with IEC, a general partner of PSC. The agreement provides for advances by IEC to the Company equal to 50% of the development commissions, as defined, received by IEC from PSC for a period of five years commencing in 1995. During the fiscal year ended January 31, 1996, the Company received advances from IEC of $15,000. The advances will be repaid by the Company from the proceeds of capital distributions received from PSC. The Company is required to repay the advances in five equal annual installments commencing July 1, 2004.

     [3] At acquisition, LEHI's equity in the net assets of LIPA was approximately $146,000 and Plymouth's equity in the net assets of PCLP was approximately $668,000. The excess of purchase price over the underlying equities of LEHI and Plymouth have been allocated to the plants of LIPA and PCLP, respectively, and is being amortized over the remaining life of such assets. At January 31, 1996, the estimated remaining life of the plants is as follows:

               LIPA - buildings          -    28 years
                    - machinery and
                        equipment        -     6 years
               Plymouth - plant          -    19 years

     [4] The following is summarized financial information of LIPA and PCLP as at December 31, 1995 and for the two-year periods then ended:

                                                    December 31, 1995
                                                 --------------------------
                                                     LIPA          PCLP
                                                 ------------  ------------
Current assets. . . . . . . . . . . . . . . . .  $   158,000   $   158,000
Property, plant and equipment at cost (net)          257,000     5,593,000
Other assets. . . . . . . . . . . . . . . . . .                    828,000
                                                 ------------  ------------
          Total assets. . . . . . . . . . . . .      415,000     6,579,000

Current liabilities . . . . . . . . . . . . . .       (9,000)     (343,000)
Long-term debt. . . . . . . . . . . . . . . . .                 (4,987,000)
                                                 ------------  ------------
Equity. . . . . . . . . . . . . . . . . . . . .  $   406,000   $ 1,249,000
                                                 ============  ============
Equity in Joint Ventures. . . . . . . . . . . .  $   203,000   $   625,000
Investments in Joint Ventures in excess
   of equity. . . . . . . . . . . . . . . . . .      967,000        78,000
                                                 ------------  ------------
          Total investments in Joint
            Ventures. . . . . . . . . . . . . .  $ 1,170,000   $   703,000
                                                 ============  ============

                                                                   Page 1 of 2
                                               Year Ended December 31,
                                          ---------------------------------
                                                  LIPA             PCLP
                                          --------------------- -----------
                                            1995       1994        1995
                                          --------- ----------- -----------

     Revenue. . . . . . . . . . . . .                           $1,150,000
                                                                -----------
     Gain on sale of fixed assets         $236,000
                                          ---------
     Net income (loss). . . . . . . .     $172,000   $(41,000)  $  (87,000)
                                          =========  =========  ===========
     Equity in net income (loss)          $ 86,000   $(21,000)  $  (44,000)

     Amortization of purchase
       price over equity. . . . . . .      (55,000)   (55,000)      (4,000)
                                          ---------  ---------  -----------
     Net income (loss) from
       Joint Ventures . . . . . . . .      $ 31,000   $(76,000)  $  (48,000)
                                          =========  =========  ===========
                                                                   Page 2 of 2

         Plymouth Project commenced operations on January 1, 1995.

(NOTE D) - Accounts Payable and Accrued Expenses:
-------------------------------------------------

     Accrued expenses and other current liabilities at January 31, 1996 are comprised of the following:

          Professional fees. . . . . . . . . . . . .  $293,000
          Accrued interest . . . . . . . . . . . . .   417,000
          Accrued payroll and related taxes. . . . .   238,000
          Other. . . . . . . . . . . . . . . . . . .    42,000
                                                      --------

                    T o t a l. . . . . . . . . . . .  $990,000
                                                      ========


(NOTE E) - Pre-Reorganization Income Taxes Payable:
---------------------------------------------------

     Pursuant to the Plan of Reorganization of Cogenic, the pre-reorganization income taxes payable were to be paid in full, plus interest at the rate set by applicable statute, by making a payment of $110,000 upon the merger with USF and by making equal monthly installments, commencing one year after the merger, over a period not exceeding six years after the date of assessment of such pre-reorganization income taxes payable. The $110,000 payment has not been made since the effective date of the merger.

     The remaining payments of pre-reorganization income taxes and accrued interest at January 31, 1996 are as follows:

                  1997. . . . . . . . . . . . . .  $172,000
                  1998. . . . . . . . . . . . . .    41,000
                  1999. . . . . . . . . . . . . .    43,000
                  2000. . . . . . . . . . . . . .    46,000
                  2001. . . . . . . . . . . . . .    46,000
                                                   --------
                            T o t a l . . . . . .  $348,000


     During the two-year period ended January 31, 1996, the Company reached settlements with the tax authorities resulting in extraordinary gains from restructuring of liabilities of $83,000 and $85,000 during the years ended January 31, 1996 and January 31, 1995, respectively.


(NOTE F) - Income Taxes:
------------------------

     The deferred tax asset at January 31, 1996 is as follows:

     Benefit of post-reorganization operating
        loss carryforward . . . . . . . . . . . . . . . . .      $ 801,000
     Expenses for financial reporting, not yet
        deductible for taxes. . . . . . . . . . . . . . . .        132,000
     Valuation allowance. . . . . . . . . . . . . . . . . .       (933,000)
                                                                 ----------
                                                                 $  - 0 -
                                                                 ==========

     The Company has fully reserved against the deferred tax asset since the likelihood of realization cannot be determined.

     The difference between the statutory tax rate of 34% and the Company's effective tax rate of 0% is due to an increase in the valuation allowance of $410,000.

     Prior to the reorganization, Cogenic had available a net operating loss carryforward, which expires through 2008, of approximately $19,000,000 for tax purposes and tax credit carryforwards of $216,000 expiring from 1997 to 2000. Utilization of the acquired net operating loss and tax credit carryfowards may be subject to limitations as a result of the reorganization, or in the event of other significant changes in ownership. Accordingly, the Company has not recognized the deferred tax asset attributable to the acquired net operating loss and tax credit carryforwards.

(NOTE G) - Loans Payable (the "Loans"):
---------------------------------------

     Loans payable at January 31, 1996 consist of the following:

                                                                   Page 1 of 2

     18% loan, payable on the earlier of May 31,
        1996 or closing of the proposed public
        offering, net of debt discount of $19,000
        (effective rate 39.68%) (a). . . . . . . . . . . . . .    $616,000
     10% loan, payable on the earlier of
        May 31, 1996 or closing of the proposed
        public offering (b). . . . . . . . . . . . . . . . . .     100,000

                                                                   Page 2 of 2
     18% unsecured loan payable upon closing of
        the proposed public offering . . . . . . . . . . . . .      50,000
                                                                  --------
                                                                  $766,000
                                                                  ========

     (a) Collateralized by first lien on all the assets of the Company and by 97,250 shares of the Company's common stock owned by officers.

     (b) Collateralized by the Company's interest in LIPA and PCLP Joint Ventures, subject to prior lien.


(NOTE H) - Convertible Subordinated Secured Debentures:
-------------------------------------------------------

     The Company's Convertible Subordinated Debentures (the "Debentures") bear interest at 18% and are due on January 25, 2004. In addition to the interest payments, the Debenture holders are entitled to 50% of the Company's share of net profits (net of provision for the 18% interest on the Debentures) of LIPA ("Supplemental Participation"). The Debentures are collateralized by a security interest in the outstanding shares of Lehi and are subject to subordination to senior indebtedness. Commencing January 25, 1998, the Company has the option to redeem the Debentures at 102, plus unpaid and accrued interest and Supplemental Participation. Commencing January 25, 1996, each Debenture may be converted at any time, at the option of the Debenture holders, into the Company's common stock. Subject to certain adjustments, each $1,000 principal amount of Debentures is initially convertible into 62 shares of the Company's common stock. Commencing January 25, 1997, the Company will have the right to convert all the then outstanding Debentures into common stock at the then current conversion number if the market price, as defined, of the common stock equals or exceeds $40.00 for more than twenty
(20) consecutive days prior to the date fixed for conversion by the Company.

     In December 1994, the Company requested from its Debenture holders that one-half of the 18% interest be deferred commencing with the December 25, 1994 interest payment until the earlier to occur of completion of new financing or commencement of cash flow from LIPA (see Note C[1]). In the event of default, the Debenture holders have the right to demand immediate payment of all or any portion of the outstanding principal amount and any unpaid interest, if the default is not remedied within 120 days after it has occurred. As of May 15, 1995, the Debenture holders have agreed to the terms of the partial deferment. In connection with the 9% deferment, the Company increased the number of shares that each Debenture can be converted into from 62 shares for each $1,000 principal amount to 66 shares for each $1,000 principal amount.

     At January 31, 1996, the 9% interest deferred, included in accrued expenses and other current liabilities, was $160,000.


(NOTE I) - Notes Payable:
-------------------------

     In connection with the acquisition of PCLP (see Note C[2]), the Company borrowed $1,000,000 from a group comprised principally of officers, directors and affiliates of the Company. The interest on the Secured Promissory Notes (the "Notes") is the prime rate plus 2.5% (11% at January 31, 1996) adjusted quarterly during the term of the Notes. The interest on the Notes is payable quarterly but only to the extent that the net after tax cash flow of Plymouth is sufficient to make such interest payment. The Company has not paid interest on these Notes since the inception of the Notes. At January 31, 1996 the unpaid interest on these Notes was $141,000, included in accrued expenses and other current liabilities. The Notes are collateralized by the shares of common stock of Plymouth. The Notes and unpaid interest, are to be paid on the earlier of: (1) USE's receipt of not less than $1,000,000 in net proceeds from the Company's next public offering of equity securities, or (2) USE's receipt of an aggregate of not less than $4,000,000 in net proceeds from a private debt financing of USE, or (3) October 31, 1997.

     In conjunction with the issuance of these Notes, the Company granted to the investors warrants to purchase 95,000 shares of the Company's common stock at $16.00 per share before October 31, 1999. The Company valued the warrants issued at $46,000, which is being accounted for as debt discount. In connection with the Company's Loans (Note G), the Company was required to grant certain security interests in the Company's assets including its ownership interest in Plymouth. In June 1995, in return for granting the security interests, the Company granted the noteholders additional warrants to purchase 19,000 shares of the Company's common stock (the "Additional Warrants"). The Additional Warrants have the same terms as those warrants initially granted to the note holders. The Company valued the Additional Warrants issued at $9,500, which is being accounted for as additional debt discount. The effective interest rates at January 31, 1996 and January 31, 1995 are 13.60% and 10.72%, respectively.

(NOTE J) - Stockholders' Equity:
--------------------------------

     [1]  Preferred stock:

          In June 1995, the Board of Directors designated 100,000 shares of preferred stock as Series One Exchangeable and Convertible Preferred Stock ("Series One Preferred Stock"). The holders of Series One Preferred Stock are entitled to (I) convert to common stock equal to $10.00 per share of Series One Preferred Stock divided by the conversion price, as defined, and subject to adjustments for changes in capital stock, (ii) no voting rights except for certain corporate actions, (iii) receive cumulative dividends equal to $1.00 per share, (iv) liquidation preference of $10.00 per share plus any dividends accrued and unpaid.

          The Series One Preferred Stock is redeemable at the option of the Company at a price of $10.00 per share, plus accrued and unpaid dividends, under certain conditions, commencing the earlier of: (I) 3 years after the effective date of the Proposed Public Offering or (ii) January 1, 1999. The Series One Preferred Stock rank senior to all other equity securities of the Company including any other series or classes of preferred stock with respect to dividend rights and rights upon liquidation, winding up and dissolution.

          In connection with the Company's loans, the Company issued 57,500 shares of Series One Preferred Stock which are convertible into 205,000 shares of common stock. The Company estimated the fair value of these shares of Series One Preferred Stock at approximately $29,000 and this amount is treated as a loan discount which is being amortized over the life of the loan.

     [2]  Stock options:

          During the year ended January 31, 1996, the Company issued options to purchase 154,000 shares of common stock with exercise prices of $4.00 to $10.00 expiring in 2000. During the year ended January 31, 1995 the Company recorded a compensation charge of $46,000 in connection with the issuance of certain options in that year. At January 31, 1996, options to purchase 174,100 shares of common stock were outstanding with exercise prices of $4.00 to $10.00 expiring from 1999 to 2000. No options were exercised during the year ended January 31, 1996.

     [3]  Common stock reserved:

          The Company has reserved shares of common stock for issuance upon conversion of the Debentures and exercise of warrants and options as follows:

          (i)    Convertible subordinated secured
                   debentures (Note H). . . . . . . . .  100,000

          (ii)   Warrants issued in conjunction with
                   notes payable (Note I) . . . . . . .  114,000

          (iii)  Warrants issued in connection with
                   consulting services.  Exercisable
                   at $16.00 per share, expires
                   October 31, 1999.  In connection
                   therewith, the Company recorded a
                   noncash charge of $2,000, in 1995. .    3,750

          (iv)   Stock options outstanding
                   (Note J[2]). . . . . . . . . . . . .  174,100

          (v)    Series One Preferred Stock
                   (Note J[1]). . . . . . . . . . . . .  205,000

          In connection with the proposed transactions referred to in Note A, the Company anticipates issuing warrants to purchase approximately 2,125,000 shares of common stock.

     [4]  Reorganization:

          In February 1996, the shareholders approved a 1 for 40 reverse stock split, effective May 6, 1996, which has been given retroactive effect in the accompanying financial statements. All reference to shares and per share amounts in the notes to financial statements have been adjusted to reflect the reverse split.

(NOTE K) - Commitments and Contingencies:
-----------------------------------------

     [1] The Company has employment agreements which expire through November 30, 1998 with two of its officers. The agreements provide for minimum annual payments of $210,000 subject to upward adjustment at the discretion of the Board of Directors.

     [2] In October 1995, the Company entered into a consulting agreement with one of the members of its Board of Directors for an unspecified period. The consulting agreement provides for a $5,000 monthly consulting fee. The term of the consulting agreement is subject to the approval of the Board of Directors.

     [3]  USE International, L.L.C. ("USE International"):

          In May 1995, the Company entered into a Joint Venture agreement to form a limited liability company, USE International, L.L.C. ("USE International"). USE International is owned 50% by the Company and 50% by Indus, LLC ("Indus"). USE International is managed by Indus. In connection with the agreement, the Company sold 2,500 shares of its common stock at market price to Indus and issued options to purchase 16,250 shares of the Company's common stock with an exercise price of $8.00 per share and expiring five years after date of issuance. The agreement also provides for the issuance of options to purchase up to an additional 25,000 shares of the Company's common stock at a price per share of $8.00. These options will be granted to Indus upon the signing of an initial transaction, as defined, by USE International.

          The Company has agreed to pay Indus a consulting fee of $6,000 per month. The consulting arrangement has an initial term of one year and expires in May 1996. The Company has also agreed to indemnify, defend and hold Indus harmless from all claims, losses, causes of action, liabilities, costs and expenses (including attorney's fees) which may arise in connection with the business of USE International.

          The Company accounts for the investment in USE International under the equity method. USE International was inactive during the year ended January 31, 1996.

(NOTE L) - Related Party Transactions:
--------------------------------------

     The Company borrowed from officers and an affiliate of a director (collectively the "Related Parties") $325,000, under the Debentures and $775,000 under the Notes. In connection with the Notes, an affiliate of a director was granted warrants to purchase 78,000 shares of the Company's common stock at $16.00 per share before October 31, 1999. Included in deferred interest at January 31, 1996 is $12,000 due to the Related Parties. In addition, at January 31, 1996, $467,000 of accrued expenses and other current liabilities is due to the Related Parties.

     During the years ended January 31, 1996 and January 31, 1995, the Company paid interest of $15,000 and $22,000, respectively, to the Related Parties.


(NOTE M) - Events (Unaudited) Subsequent to the Date of
-------------------------------------------------------
           Independent Auditors' Report
           ----------------------------

     [a]  On May 17, 1996, the Company amended its Certificate of
Incorporation to change the name of the Company to U.S. Energy Systems, Inc.

     [b] The aggregate purchase price of the Steamboat acquisition referred to in Note A(e) changed from $5,400,000 to $5,150,000 due to a mortgage payment made by the seller.