Form 10QSB/A
period 1996-07-31
U S ENVIROSYSTEMS INC /DE/
filed 1996-10-21
CIK 351917

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


    Transitional Small Business Disclosure Format: [  ] Yes   [ X ] No

                    U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 July 31,1996
                                  (Unaudited)

                                 ASSETS
[S]                                                              [C]
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
                                                 ============  ============

                       See notes to financial statements

                    U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                       Six Months Ended July 31, 1996 & 1995
                                   (Unaudited)

                                                         1996          1995
                                                      ----------    ----------
[S]                                                   [C]           [C]
Cash flows from operating activities:
   Net (loss)                                         $(828,000)    $(623,000)
   Adjustments to reconcile net
   (loss)to net cash (used in)
   operating activities:
      Amortization of debt discount                      10,000         7,000
      Amortization of purchase price
      in excess of equity in Joint Ventures              26,000        28,000
      Amortization of deferred
      financing and registration costs                   39,000        14,000
      Gain from restructuring of liabilities                          (83,000)
      Equity in (income)/loss of Joint
      Ventures, net of distributions                    66,000        34,000
      Deferred interest                                                61,000
      Accrued interest on pre-reorganization
      income taxes payable                               24,000
      Changes in operating assets and liabilities:
         (Increase) decrease in other assets            (19,000)      (11,000)
         Increase in accounts payable and
         accrued expenses                               673,000       134,000
                                                      ----------    ----------
         Net cash (used in) operating activities         (9,000)     (439,000)
                                                      ----------    ----------
Cash flows from investing activities:
   Collections of loans receivable - officer                           59,000
                                                      ----------    ----------
         Net cash provided by (used in)
         investing activities                                          59,000
                                                      ----------    ----------
Cash flows from financing activities:
   Proceeds from issuance of convertible
   subordinated debt                                                   25,000
   Proceeds from issuance of common stock                              63,000
   Proceeds from loans payable and preferred stocks     175,000       570,000
   Payment of deferred financing costs                                (85,000)
   Payment of pre-reorganization payroll taxes payable               (109,000)
   Payment of pre-reorganization income taxes payable                 (11,000)
   Advances from Joint Ventures                           9,000         3,000
   Deferred registration costs                         (176,000)
                                                      ----------    ----------
      Net cash provided by financing activities           8,000       456,000
                                                      ----------    ----------
NET INCREASE (DECREASE) IN CASH                          (1,000)       76,000
Cash - beginning of the period                            2,000         8,000
                                                      ----------    ----------
CASH - END OF THE PERIOD                              $   1,000     $  84,000
                                                      ==========    ==========
Supplemental disclosure of cash flow information:
   Cash paid for interest                             $ 154,000     $  60,000
Supplemental schedule of noncash financing activity:
   Valuation of preferred stock in connection
   with bridge loan                                                 $   29,000

The accompanying notes to financial statements are an integral part hereof.


[/TABLE]

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