Form 10QSB/A
period 1996-07-31
U S ENVIROSYSTEMS INC /DE/
filed 1996-10-22
CIK 351917

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                FORM 10-QSB/A
                               Amendment No. 1
          Amending Consolidated Statement of Operations, Consolidated
           Statement of Cash Flow, Note 5 (Additional Financing and
      Related Party Transactions) and Management's Discussion and Analysis


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended April 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES ACT OF
1934

                        Commission File Number:
                               0-10238
                               -------

                        U.S. ENERGY SYSTEMS, INC.
------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)
                 Delaware                       52-1216347
          ------------------------         ----------------------
          (State of Incorporation)           (I.R.S. Employer
                                            Identification Number)
        515 N. Flagler Drive, Suite 202, West Palm Beach, FL 33401
------------------------------------------------------------------------------
                   (Address of Principal Executive Offices)
                                (561) 820-9779
------------------------------------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

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

     As of April 30,1996, the number of outstanding shares of the registrant's Common Stock was as follows:

                        Title of Class                       Number of Shares
                       ----------------                     ------------------
Common (After giving effect to reverse split, 1 for 40)           439,650

Transitional Small Business Disclosure Format: [  ] Yes   [ X ] No

                                                                   Page 1 of 2
                 U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                                April 30,1996
                                (Unaudited)

                                 ASSETS
Current assets:
     Cash                                                        $      2,000
     Other current assets                                               1,000
                                                                 ------------
        Total current assets                                            3,000
Investments in Joint Ventures - at equity:
     Lehi Independent Power Associates, L.C.                        1,150,000
     Plymouth Cogeneration Limited Partnership                        684,000
Other assets                                                          161,000
                                                                 ------------
        TOTAL                                                    $ 1,998,000
                                                                 ============

                                 LIABILITIES
Current liabilities:
     Accrued expenses and other current liabilities
        (including due to related parties of $642,000)           $  1,253,000
     Pre-reorganization income taxes payable and accrued
        interest -  current                                           182,000
     Loans payable                                                    910,000
                                                                  -----------
        Total current liabilities                                   2,345,000

Convertible subordinated secured debentures
        (including due to related parties of $325,000)              1,525,000
Notes payable (including due to related parties of $775,000)          970,000
Deferred interest (including due to related parties of $12,000)       114,000
Pre-reorganization income taxes payable and accrued interest          184,000
Advances from Joint Ventures                                           19,000
                                                                 ------------
        Total liabilities                                           5,157,000
                                                                 ------------

                                 CAPITAL DEFICIENCY

Preferred stock, $.01 par value, authorized
     5,000,000 shares; issued and outstanding 57,500
     (liquidating preference $575,000)                                  1,000
Common Stock, $.01 par value, authorized
     35,000,000 shares; issued and outstanding 439,650                  4,000
Additional paid-in capital                                            112,000
Accumulated deficit                                                (3,276,000)
                                                                  ------------
        Total capital deficiency                                   (3,159,000)
                                                                  ------------
        TOTAL                                                     $ 1,998,000
                                                                  ============
                       See notes to financial statements

                  U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF OPERATIONS
           Three Months Ended April 30, 1996 and 1995
                                (Unaudited)

                                                1996          1995
                                            -----------   -----------

Revenues                                    $        -    $        -
                                            -----------   -----------
Administrative expense                         221,000       197,000
Interest expense                               170,000        99,000
Loss from Joint Ventures                        39,000        39,000
                                            -----------   -----------
Total Expenses                                 430,000       335,000
                                            -----------   -----------

Net (Loss)                                  $ (430,000)   $ (335,000)
                                                           ==========
Dividends on preferred stock                   (14,000)
                                            -----------
(Loss) applicable to
   common stock                             $ (444,000)
                                            ===========
Net (loss) per
   common share                             $    (1.01)   $    (0.77)
                                            ===========      ========
Weighted average
   shares outstanding                          439,622       436,167
                                            ===========   ===========

                     See notes to financial statements

                 U.S. ENERGY SYSTEMS AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY
                    Three Months Ended April 30, 1996
                             (Unaudited)

                           Preferred Stock       Common Stock
                          -----------------   ------------------
                                                                  Additional
                            Number              Number             Paid-in
                          of Shares  Amount   of Shares   Amount   Capital
                          ---------  ------   ----------  ------- ---------
Balance,
   January 31, 1996          57,500  $1,000      439,650   $4,000  $112,000
Net (loss) for the three
  months ended April
  30, 1996 (Unaudited)
                          ---------  ------   ----------  -------  --------

Balance, April 30, 1996
 (Unaudited)                 57,500  $1,000      439,650   $4,000  $112,000
                          =========  ======   ==========  =======  ========

                                                 Accumulated
                                                   Deficit        Total
                                                 ------------  ------------
Balance, January 31, 1996                        $(2,846,000)  $(2,729,000)

Net (loss) for the three months
ended April 30, 1996 (Unaudited)                    (430,000)     (430,000)
                                                 ------------  ------------
Balance, April 30, 1996
(Unaudited)                                      $(3,276,000)  $(3,159,000)
                                                 ============  ============

                       See notes to financial statements

                  U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                     Three Months Ended April 30, 1996 & 1995
                                  (Unaudited)

                                                         1996          1995
                                                      ----------    ----------
Cash flows from operating activities:
   Net (loss)                                         $(430,000)    $(335,000)
   Adjustments to reconcile net
   (loss)to net cash (used in)
   operating activities:
      Amortization of debt discount                       5,000         3,000
      Amortization of purchase price
      in excess of equity in Joint Ventures              14,000        14,000
      Amortization of deferred
      financing and registration costs                   19,000
      Equity in (income)/loss of Joint
      Ventures, net of distributions                     25,000        20,000
      Deferred interest                                                53,000
      Accrued interest on pre-reorganization
      income taxes payable                                4,000         2,000
      Changes in operating assets and liabilities:
         Decrease in current assets                      15,000
         Increase in accounts payable and
         accrued expenses                               280,000       151,000
                                                      ----------    ----------
         Net cash (used in) operating activities        (68,000)      (92,000)
                                                      ----------    ----------
Cash flows from investing activities:
   Loan from officers                                                  40,000
   Collections of loans receivable - officer                           16,000
                                                      ----------    ----------
         Net cash provided by (used in)
         investing activities                                          56,000
                                                      ----------    ----------
Cash flows from financing activities:
   Proceeds from issuance of convertible
   subordinated debt                                                   25,000
   Proceeds from issuance of common stock                               9,000
   Proceeds from loans payable and preferred stocks     125,000
   Payment of pre-reorganization income taxes payable    (3,000)       (8,000)
   Advances from Joint Ventures                           4,000         3,000
   Deferred registration costs                          (58,000)
                                                      ----------    ----------
      Net cash provided by financing activities          68,000        29,000
                                                      ----------    ----------
NET INCREASE (DECREASE) IN CASH                           -0-          (7,000)

Cash - beginning of the period                            2,000         8,000
                                                      ----------    ----------
CASH - END OF THE PERIOD                              $   2,000     $   1,000
                                                      ==========    ==========
Supplemental disclosure of cash flow information:
   Cash paid for interest                             $  34,000     $  15,000

Schedule of noncash financing activity:                                NONE

                       See notes to financial statements.

                  U. S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                        NOTES TO FINANCIAL STATEMENTS
                  THREE MONTHS ENDED APRIL 30, 1996 AND 1995
                                 (Unaudited)



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

     For further information see Management's Discussion and Analysis, and refer to the financial statements and footnotes included in the Company's Annual Report on Forms 10-KSB and 10KSB/A for its fiscal year ended January 31, 1996.

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

Note 4 -    Subsequent Events

     The Company has filed a Schedule 14C Information Statement with the Securities and Exchange Commission stating that the Company's name is being changed to U. S. Energy Systems, Inc. to avoid confusion with another company, and to be more representative of the Company's business. The name change will become effective on June 27, 1996.

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

     On-going Projects

          Lehi, Utah.     As previously reported, in December 1995, Lehi
Independent Power Associates, L.C. ("LIPA") concluded a sale of non-essential parts and commenced plans to bring the remaining 10 megawatt engines to operational readiness. Restoring the engines to reliable service is necessary before either a power purchase agreement for the 10 megawatts can be negotiated with the municipal power authority or, alternatively, a sale of the 10 megawatt engines can be concluded with interested parties. LIPA has received such a purchase bid which it is currently evaluating. If the 10 megawatt engines are sold, it would be LIPA's intent to acquire larger, more efficient gas turbines which could be accommodated under the air permit. The Company and its partners believe the market for electricity in the Utah area will continue to grow.

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

          U. S. Virgin Islands. The contract with Bluebeard Holding Company for construction of a 2 megawatt cogeneration project for Bluebeard's Castle in St. Thomas, U.S. Virgin Islands, is expected to be signed during June. Engineering drawings are in the preliminary draft stage.

          New Projects

          Other potential projects are being explored by the Company. These include power plants in India, Panama, Israel, New York , Illinois, and elsewhere in the Caribbean basin.

          Legal Proceedings

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

          Further details will be found in Forms 10-KSB and 10-KSB/A of January 31, 1996.

                  U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            Results of Operations

              Three Months Ended April 30, 1996 Compared to 1995


The periods had no revenues. The losses shown were made up of the following major elements:

                                               1996              1995
                                             ---------         --------
Administrative expenses:

     Salaries and consulting fees            $121,000          $ 84,000
     Legal and professional fees               51,000            33,000
     Corporate expenses                         6,000            32,000
     All other                                 43,000            48,000
                                             --------          --------
Total administrative expenses                $221,000          $197,000
                                             ========          ========
Interest expenses                            $170,000          $ 99,000

Loss From Joint Ventures breaks down as follows:

     Lehi Independent Power Associates, L.C.        $21,000      $19,000
     Plymouth Cogeneration Limited Partnership       18,000       20,000
                                                     ------       ------
          Total loss from Joint Ventures            $39,000      $39,000
                                                     ======       ======

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


Date:    October 22, 1996


U. S. Energy Systems, Inc.



By:_____________/s/____________
    Richard H. Nelson
    President and Chief Executive Officer



By:____________/s/____________
    Seymour J. Beder
    Chief Accounting Officer and Controller