Form 10QSB
period 1996-10-31
U S ENERGY SYSTEMS INC
filed 1996-12-17
CIK 351917

U.S.SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended        October 31, 1996
                            -------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

Commission File Number:          0-10238
                               ----------

                              U.S. ENERGY SYSTEMS, INC.
-----------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)
            Delaware                            52-1216347
----------------------------                --------------------
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

As of October 31, 1996, the number of outstanding shares of the registrant's Common Stock was as follows:

          Title of Class              Number of Shares
             Common                       439,650


Transitional Small Business Disclosure Format: [  ] Yes   [ X ] No

                     U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                                  BALANCE SHEET
                                 October 31, 1996
                                    (Unaudited)

                                   ASSETS
Current Assets:
     Cash in bank. . . . . . . . . . . . . . . . . . . . .    $       6,000
     Inventory . . . . . . . . . . . . . . . . . . . . . .           13,000
     Other current assets. . . . . . . . . . . . . . . . .            1,000
                                                              -------------
          Total Current Assets                                       20,000

Investment in joint ventures - at equity:
     Lehi Independent Power Associates, L.C. . . . . . . .        1,069,000
     Plymouth Cogeneration Limited Partnership . . . . . .          628,000
Other Assets:
     Steamboat Envirosystems Deposit  . . . . . . . . . . .          53,000
     Deferred costs of new registration . . . . . . . . . .         322,000
                                                              -------------
          TOTAL . . . . . . . . . . . . . . . . . . . . . .      $2,092,000
                                                              =============

                                  LIABILITIES
Current liabilities:
     Accrued expenses and other current liabilities
        (including due to related parties of $754,000). . .      $2,050,000
     Pre-reorganization income taxes payable and
        accrued interest. . . . . . . . . . . . . . . . . .         203,000
     Loans payable . . . . . . . . .. . . . . . . . . . . .         960,000
                                                              -------------
          Total current liabilities . . . . . . . . . . . .       3,213,000

Convertible subordinated secured debentures
   (including due to related parties of $325,000) . . . . .       1,525,000
Notes payable (including due to related parties
   of $775,000) . . . . . . . . . . . . . . . . . . . . . .         980,000
Deferred interest (including due to related
   parties of $12,000). . . . . . . . . . . . . . . . . . .         114,000
Pre-reorganization income taxes payable and
   accrued interest . . . . . . . . . . . . . . . . . . . .         176,000
Advances from Joint Ventures. . . . . . . . . . . . . . . .          28,000
                                                              -------------
          TOTAL LIABILITIES . . . . . . . . . . . . . . . .       6,036,000
                                                              -------------
                                CAPITAL DEFICIENCY
Preferred stock, $.01 par value, authorized
   5,000,000 shares; issued and outstanding 57,500
   (liquidating preference $575,000). . . . . . . . . . . .           1,000
Common stock, $.01 par value, authorized 35,000,000
   shares; issued and outstanding 439,650 . . . . . . . . .           4,000
Additional paid-in capital. . . . . . . . . . . . . . . . .         112,000
Accumulated deficit . . . . . . . . . . . . . . . . . . . .      (4,061,000)
                                                              --------------
          TOTAL CAPITAL DEFICIENCY. . . . . . . . . . . . .      (3,944,000)
                                                              --------------
          TOTAL . . . . . . . . . . . . . . . . . . . . . .      $2,092,000
                                                              ==============
                       See notes to financial statements

                        U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)

                               Three months Ended        Nine months Ended
                                  October  31                October 31
                             ----------------------   ------------------------
                                1996        1995          1996         1995
                             ----------  ----------   ------------  ----------
Revenues                     $  41,000   $       -    $    41,000   $       -
                             ----------  ----------   ------------  ----------
Cost of Sales                   38,000           -         38,000      26,000
Selling and Administrative
   expense                     189,000     164,000        593,000     560,000
Interest expense               163,000     178,000        491,000     401,000
Loss from Joint Ventures        38,000      25,000        134,000      86,000
                             ----------  ----------   ------------  ----------
Total Cost and Expenses        428,000     367,000      1,256,000   1,073,000
                             ----------  ----------   ------------  ----------
(Loss) before extraordinary
  item                        (387,000)   (367,000)    (1,215,000) (1,073,000)
Extraordinary gain from
  restructuring of
  liabilities                                                          83,000
                             ----------  ----------   ------------  ----------
Net (Loss)                    (387,000)   (367,000)    (1,215,000)   (990,000)
Dividends on preferred stock   (14,000)                   (43,000)
                             ----------  ----------   ------------  ----------
(Loss) applicable to
  common stock               $(401,000)  $(367,000)   $(1,258,000)  $(990,000)
                             ==========  ==========   ============  ==========
Net (Loss) per share         $   (0.91)  $   (0.84)   $     (2.86)  $   (2.26)
                             ==========  ==========   ============  ==========
Weighted average shares
  outstanding                  439,650     438,377        439,650     438,379
                             ==========  ==========   ============  ==========
                      See notes to financial statements

                      U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY
                                 (Unaudited)

                        Preferred Stock                 Common Stock
                      --------------------   -------------------------------
                                                                  Additional
                        Number                Number               Paid-in
                      of Shares     Amount   of Shares   Amount    Capital
                      ----------    ------   ---------   ------   ----------
Balance -
  January 31, 1996       57,500     $1,000    439,650    $4,000   $ 112,000

Net (loss) for the
  six months ended
  July 31, 1996
                      ----------    ------   ---------   ------   ----------

Balance -
  July 31, 1996          57,500      1,000    439,650     4,000     112,000

Net (loss) for the
  three months ended
    October 31, 1996
                      ----------    ------   ---------   ------   ----------

Balance -
    October 31, 1996     57,500     $1,000    439,650    $4,000   $ 112,000
                      ==========    ======   =========   ======   =========

                             Accumulated
                              Deficit              Total
                            ------------       ------------
Balance -
   January 31, 1996         $(2,846,000)       $(2,729,000)

Net (Loss) for the
  six months ended
  July 31, 1996                (828,000)          (828,000)
                            ------------       ------------
Balance -
   July 31, 1996             (3,674,000)        (3,557,000)

Net (Loss) for the
   three months ended
   October 31, 1996            (387,000)          (387,000)
                            ------------       ------------
Balance -
   October 31, 1996         $(4,061,000)       $(3,944,000)
                            ============       ============
                      See notes to financial statements

                      U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                     NINE MONTHS ENDED OCTOBER 3, 1996 AND 1995
                                     (Unaudited)

                                                  1996               1995
                                              ------------        -----------
Cash flows from operating activities:
   Net (loss) . . . . . . . . . . . . . .     $(1,215,000)        $( 990,000)
   Adjustments to reconcile net (loss)
       to net cash (used in)operating
       activities:
     Amortization of debt discount . . . . .       15,000             11,000
     Amortization of purchase price
       in excess of equity in Joint Ventures.      41,000             41,000
     Amortization of deferred financing
       and registration costs. . . . . . . .            -             43,000
     Gain from restructuring of liabilities.            -            (83,000)
     Equity in (income)/loss of Joint
       Ventures, net of distributions             135,000             45,000
     Deferred interest . . . . . . . . . . .            -            127,000
     Accrued interest on pre-reorganization
       income taxes payable                        31,000                  -
     Changes in operating assets and
       liabilities:
       (Increase) decrease in other assets .        2,000             (9,000)
       Increase in accounts payable and
         accrued expenses. . . . . . . . . .    1,042,000            136,000
                                              ------------        -----------
        Net cash (used in) operating
         activities  . . . . . . . . . . . .       51,000           (679,000)
                                               ------------        -----------

Cash flows from investing activities:
   Collections of loans receivable - officer            -             59,000
                                               ------------        -----------
        Net cash provided by (used in)
         investing activities  . . . . . . .            -             59,000
                                               ------------        -----------

Cash flows from financing activities:
   Proceeds from issuance of convertible
     subordinated debt . . . . . . . . . . .            -             25,000
   Proceeds from issuance of common stock  .            -             63,000
   Proceeds from loans payable and
     preferred stocks. . . . . . . . . . . .      212,000            690,000
   Payment of deferred financing costs . . .            -            (85,000)
   Payment of pre-reorganization payroll
     taxes payable . . . . . . . . . . . . .            -           (117,000)
   Payment of pre-reorganization income
     taxes payable . . . . . . . . . . . . .            -             (7,000)
   Advances from Joint Ventures  . . . . . .       13,000              3,000
   Deferred registration costs.  . . . . . .     (272,000)            41,000
                                               ------------        -----------

        Net cash provided by financing
          activities . . . . . . . . . . . .      (47,000)           613,000
                                               ------------        -----------
NET INCREASE (DECREASE) IN CASH  . . . . . .        4,000             (7,000)
Cash - beginning of the period . . . . . . .        2,000              8,000
                                               ------------        -----------
CASH - END OF THE PERIOD . . . . . . . . . .  $     6,000         $    1,000
                                              ============        ===========
Supplemental disclosure of cash flow
  information:
   Cash paid for interest  . . . . . . . . .  $   154,000         $   44,000
Supplemental schedule of noncash
  financing activity:
   Valuation of preferred stock in
    connection with bridge loan                                   $   29,000

                      See notes to financial statements

                     U. S. ENERGY SYSTEMS, INC., AND SUBSIDIARIES
                             NOTES TO FINANCIAL STATEMENTS
                      NINE MONTHS ENDED OCTOBER 31, 1996 AND 1995
                                (Unaudited)


Note 1         Basis of Presentation

          The accompanying unaudited condensed financial statements have been prepared in accordance with instructions to Form 10-QSB and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. The results for the nine months are not necessarily indicative of results for the full year.

         For further information see Management's Discussion and Analysis, and refer to the financial statements and footnotes included in the Company's Annual Report on Forms 10-KSB and 10-KSB/A for its fiscal year ended January 31, 1996.

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

Note 4         Subsequent Events

          On-going Projects
          ---------------------

          Lehi, Utah.    As previously reported, in 1995, the Company and its
partners concluded a sale of non-essential engines and parts of the Lehi, Utah plant for a gain of approximately $236,000, with 50% or $118,000 as the Company's share. The partnership is using a portion of the funds from this sale to upgrade the remaining two engines and place them in service.
Currently there are no contracts for the sale of the power output of the Lehi Plant. However, negotiations for such contracts will begin as soon as the plant is in operational status, and it is anticipated that cash flow will be generated during the fourth quarter of the fiscal year, provided the necessary operating permit is obtained. Alternatively, the Company may decide to sell two of its engines and to replace them with a larger and more efficient gas turbine. A recently received offer on the engines is being evaluated. If such sale is made, the Company would benefit through its 50% share of the revenue from the sale; however, operations would be delayed until the second quarter of the next fiscal year a new operating permit will also be required for the larger turbine. The cost of the new engine is expected to be fully financed directly through the manufacturer without additional investment by the Company.

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

          New Projects
          ---------------

          Geothermal Power Plants, Steamboat Hills, Nevada.   The Company has
acquired a 95% interest in a newly formed company, Steamboat Envirosystems, L.C. ("Steamboat LLC") which has purchased two geothermal power plants (the "Steamboat Facilities") from Far West Electric Energy Fund and from 1-A Enterprises. The Company has contributed a total of $4,693,000 (including $50,000 as a down payment which was previously paid by the Company) to Steamboat LLC to complete the acquisition and retire a mortgage to which the Steamboat Facilities were subject, plus future acquisition of certain royalty interests and plant improvements.

          The Steamboat Facilities produce 8 megawatts of electric power which is sold under two power purchase agreements to Sierra Pacific Power Company ("Sierra"). This acquisition is expected to give the Company a positive cash flow from operations in the future.

          The current power purchase agreements with Sierra provide for price adjustment in December 1996 for Steamboat 1 and in December 1998 for Steamboat 1A. Under the contracts, Steamboat LLC is required to sell power to Sierra for additional 10 year periods at the then-prevailing short-term avoided costs for electricity for Sierra. However, Sierra has indicated that it would be willing to negotiate a mutual release of the contract. If the price adjustments were to be made now, the new prices based on the contract formula would be substantially less than the existing contract rates. Although Management believes that revenues generated will still be in excess of the costs of production, there is no assurance that future prices at which the electricity generated by the Steamboat Facilities may be sold will exceed the cost of production, or that Steamboat LLC will generate adequate cash flow from operations to meet its investing and financing requirements. Although the prices are variable and fluctuate, if, as expected, a substantial reduction in power prices for Steamboat 1 takes place in December 1996, the result would mean a decrease in the Company's share of net earnings of Steamboat LLC, which, depending on the extent of the price reduction, could result in the Company reflecting a net loss. If rates offered by Sierra are not satisfactory, the Company and its partners may seek to negotiate termination of the existing contracts. The Company believes that under new regulations it will be able to sell the output of electricity to other electric utility purchasers at more favorable prices.

          The Company has contributed $1,000,000 to Steamboat LLC for the purpose of buying out certain royalty interest and to fund certain improvements to the Steamboat Facilities which are expected to result in higher electricity output. While negotiations with certain royalty owners have already begun, and the Company and its partners believe that these interest can be bought out, no agreements have yet been concluded. Additional royalty agreements, applying only to Steamboat 1, call for payment of a total of 30% of the net revenue of Steamboat 1 after certain deductions, starting March 1, 1997. The resulting effect on the net income of Steamboat LLC and on the Company's after tax income will depend on the other elements of power sales revenues outlined above. Assuming the reduction in income from power sales illustrated above, and the buyout of no royalty interests, the cost of these net revenue royalties could be in the range of $50,000 to $100,000 annually. Negotiations with these interest have also already begun, and Management believes they will be successfully purchased although no assurance can be given.

          The Company has acquired an 81.5% interest in NRG Company, LLC ("NRG"), for $265,000. NRG was recently formed and funded at $70,000 by several investors in the Company, including Messrs. Rosen and Nelson. From these funds, NRG made a loan of $50,000 to Reno Energy LLC ("Reno Energy"). $250,000 from the Company's capital contribution to NRG has been loaned to Reno Energy to bring the total loan of $300,000. The purpose is to fund pre-development expenses associated with the proposed development of a geothermal heating project (the "Reno Project"). The loan is to be repaid over three years with interest at 9% per annum, or with the proceeds of any financing transaction.

          In order to participate in the Reno Project and eliminate any potential conflict of interest, the Company has acquired the interests of Messrs. Rosen and Nelson in NRG. Of the $265,000 to be paid by the Company for its 81.5% interest in NRG, $10,000 will be used to purchase these interests, for which Messrs. Rosen and Nelson had paid that amount. Messrs. Moody and Knoll, who resigned as directors of the Company upon the consummation of the financing described in Note 5 below, will each continue to own $10,000 (3.08%) interests in NRG.

          There is a large industrial park being developed in Reno on a 1200 acre area in close proximity to the geothermal field. The first phase of the park is already sold out, and the entire park is expected to be developed within the next four to seven years. An examination of the current property owners of the park indicates that the park will house mostly commercial buildings with some industrial facilities. Also, a 200-bed hospital and 300-room hotel are planned to be built in the park, with many more prospective tenants. Therefore, the industrial park will create a huge demand for space heating and cooling as well as process heating. It is expected that the total building, adding up to 30,000,000 square feet of floor space, will be connected to the geothermal grid to meet their heating and cooling needs. Additionally, there is a high school located nearby and a college campus is planned in addition to other development in the area. Each of these is likely to be a major consumer of geothermal energy.

          Reno Energy plans to construct and operate a plant which will use geothermally heated fresh water for space heating and cooling and for process heating in the industrial park and the other nearby development. To meet the requirements of these commercial and industrial facilities, a pipeline with supply and return lines would be built that would loop through the industrial park. A binary hot water system with fresh water circulating through the loop will be used to avoid any concerns associated with the direct use of geothermal brine such as scale build-up in the pipes, corrosion in pipes and equipment, and possible pollution of the ground in case of a spill. Fresh water will be heated in heat exchangers at the site where geothermal brine is extracted and reinjected; only fresh water will be circulated in the loop.
The heat thus provided will be sold at a discount from the cost of producing an equivalent amount of heat from conventional natural gas furnaces.

          Under the terms of the agreements between NRG and Reno Energy, NRG has an option to acquire a 50% interest in Reno Energy (subject to certain preferential distribution interest of the founders of Reno Energy) (the "Reno Option"). The Reno Option, which would be paid for out of working capital, will be exercisable for $1 million until December 31, 1996 but extendable, upon payment of $100,000, until March 1, 1997 at an exercise price of $1,200,000. If the Company determines to exercise the Reno Option, it will use the funds designated for use as working capital, if such funds are still available. It is estimated that approximately $35,000,000 is required for construction, procurement and other costs associated with the commencement of operations at Reno Energy. Such amount is expected to be financed through industrial revenue bonds and/or vendor financing, in addition to other types of tax-exempt debt financing. Efforts begun on the Reno Project include retention of an international engineering firm to provide preliminary engineering and design services to support Reno Energy's application to the Nevada Public Service Commission for authorization, as well as retention of a financial consultant to assist in securing debt financing for Reno Project.

          Under the terms of the agreements governing NRG, the Company, which owns 81.5% of NRG, will have decision making authority on all matters. If the Reno Option is exercised, each of the investors in NRG will be given an opportunity to fund its pro rata share of the option price in order to maintain its interest in NRG.

          The Reno Project is still in the planning and development stage. As yet there are no contracts with any end users, nor are there approvals from local and state authorities. The Company will have to satisfy itself as to these and other factors before NRG's option would be exercised.

          Other Projects.

         The Company also expects revenues from other projects, currently being negotiated, that will be under way during the next twelve months but are not yet under contract. There are five such projects, not including Steamboat, at least four of which the Company believes will be secured and from which revenues are anticipated to commence within the next twelve months. These include two projects for two separate shopping malls in El Paso, TX, a large resort and commercial center in St. Thomas, USVI, a residential and commercial center at a kibbutz in Haifa, Israel, and in the long term a steel mill in Raipur, India. With regard to the shopping malls and the St. Thomas resort, the Company and its joint development partners in each case will own and operate the cogeneration facilities. The Company has signed a letter of intent with the owners of Bluebeard's Castle, a large resort and commercial complex in St. Thomas, USVI, to build and operate a 3 megawatt cogeneration plant and a 120,000 gallon per day water recovery system in the resort's property. The Company, the resort manager and the resort owners will own the cogeneration plant and water system and share revenues based on capital investment in the project. The resort owners have paid approximately $41,000 for the installation of the first of six engine generators during September 1996. While the Company anticipates realizing additional revenues for its engineering and equipment sales to the project immediately upon the start of construction, and anticipates that the main stream of revenue will be the sale of energy to the host facilities over the fifteen year term of the contract, there can be no assurance that this will occur. In the case of the Israeli kibbutz project, the Company would be selling the hardware and providing engineering services for installation to the kibbutz, and the Company's revenues will be derived from these sales. In the case of the Raipur steel mill, the Company will provide consulting services to the steel mill for the acquisition, shipping and installation of the hardware. The consulting fee will be a percentage of total cost.

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

          Legal Proceedings
          ----------------------

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

Note 5         Additional Financing and Related Party Transactions

          The company completed a public offering (the "Offering") on December 6, 1996. The net proceeds of the Offering was approximately $10,458,000. Of this amount, the Company's acquisition of 95% of Steamboat LLC used $4,643,000 (plus $50,000 that had already been paid as a deposit), and the investment in NRG used $265,000. Certain liabilities were required to be paid from the net proceeds as follows: Bridge loans, including interest, total $1,216,000, secured notes payable, including interest, total $1,232,000 and accrued interest on the Convertible Debentures required to be paid as part of the restructuring of these instruments, total $405,000. These have been adjusted to reflect interest accrued through December 6, 1996. It is Management's belief that the funds remaining as working capital, together with the income from the projects including the Steamboat Facilities, will be sufficient to meet the requirements of the Company for the next 12 months of operation without having to raise additional funds except on a project finance basis for new projects.

          Concurrently with the consummation of the Offering, the Convertible Debentures, of which an aggregate principal amount of $1,525,000 is outstanding, have been restructured by converting $500,000 principal amount into 125,000 shares of Common Stock and 125,000 Private Warrants and reducing the conversion rate of the remainder to $8.00 per share from the present $16 per share, making the remainder convertible into 126,125 shares of Common Stock. From and after the consummation of the Offering, the interest rate will be 9% instead of the present 18%. Three of the 26 holders of Convertible Debentures, representing $150,000 in principal amount, did not agree to the restructuring. The holders who agreed to the restructuring are participating on a pro-rata basis.

          The steps taken to reduce the Company's interest costs include (i) the capitalization of $500,000 of the Convertible Debentures and the reduction of the interest rate from 18% to 9% on the balance after consummation of the Offering and the Private Placement (ii) the payment of secured notes in the principal amount of $1,000,000 and interest thereon, and (iii) repayment of all bridge loans. Three of the 26 holders of Convertible Debentures, representing $150,000 in principal amount, did not agree to the interest rate reduction from 18% to 9% per annum.

          For a further understanding of how these transactions affect the Company's position, see the Pro Forma Condensed Consolidated Balance Sheet as of October 31, 1996 on the following pages.

Note 6         Committees of the Board

          Because of the small size of the Board of Directors, the functions of Audit and Compensation Committees are preformed by the Board as a whole.

                    U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                  PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEET
                              AS OF OCTOBER 31, 1996


          The following Pro Forma Condensed Consolidated Balance Sheet gives effect to the following transactions as if they had occurred on October 31, 1996: (i) sale of 3,100,000 shares of Common Stock and 3,100,000 Warrants,
(ii) acquisition of a 95% interest in the Steamboat Facilities, (iii) acquisition of an 81.5% interest in NRG, (iv) repayment of notes payable and other liabilities, adjusted for accrual of interest to December 6, 1996, (v) conversion of 57,500 shares of Preferred Stock into 205,000 shares of Common Stock, and (vi) conversion of $500,000 principal amount of existing Convertible Debentures to 125,000 shares of Common Stock and 125,000 Warrants. See notes on following page.

                         USE        ProForma Adjustments
            ASSETS     Historical  Debit            Credit          Pro Forma
                      ----------  -----------      ----------      -----------
Current assets:
  Cash                $   6,000   $10,458,000(a)   $4,643,000(b)   $2,723,000
                                       25,000(g)    2,858,000(c2)
                                                      265,000(g)
  Inventory              13,000                                        13,000
  Other current assets    1,000         3,000(b)                        4,000
                      ----------  -----------      ----------      -----------
    Total current
      assets             20,000    10,486,000       7,766,000       2,740,000
Investments in Joint
  Ventures - at equity:
  Lehi Independent
    Power Assoc,LC    1,069,000                                     1,069,000
  Plymouth Cogen-
    eration Ltd
    Partnership         628,000                                       628,000
  Steamboat Enviro-
    systems,LLC          53,000                        53,000(b)           -
  NRG Company, LLC                    265,000(g)      265,000(g)           -
Loan Receivable,
  Reno Energy                         300,000(g)                      300,000
Property, Plant
  and Equipment                     4,967,000(b)                    4,967,000
Deferred costs
  of registration        322,000                      322,000(a)            -
                      ----------  -----------      ----------      -----------
  TOTAL               $2,092,000  $16,018,000      $8,406,000      $9,704,000
                      =========== ===========      ==========      ===========
            LIABILITIES
Current liabilities:
  Accrued expenses
   and other current
   liabilities       $2,050,000   $  898,000(c2)   $  120,000(c1)  $1,272,000
  Pre-reorganization
   income taxes
   payable and
   accrued interest     203,000                                       203,000
  Loans payable         960,000      960,000(c2)                            -
                      ----------  ----------       ----------     -----------
   Total current
    liabilities       3,213,000    1,858,000          120,000       1,475,000
Convertible
  subordinated
  secured debentures  1,525,000      500,000(e)                     1,025,000
Notes payable           980,000    1,000,000(c2)       20,000(f)            -
Deferred interest       114,000                                       114,000
Pre-reorganization income
  taxes payable and
  accrued interest      176,000                                       176,000
Advances from Joint
  Ventures               28,000                                        28,000
                      ----------  ----------       ----------      -----------
  Total liabilities   6,036,000    3,358,000          140,000       2,818,000
                      ----------  ----------       ----------      -----------

Minority interest in
  subsidiaries:
 Steamboat Enviro-
  systems, LLC                                        274,000(b)      274,000
 NRG Company, LLC                                      60,000(g)       60,000
                      ----------  ----------       ----------      -----------
  Total Minority
    Interests                                          334,000        334,000
                      ----------  ----------       -----------     -----------
  STOCKHOLDERS' EQUITY
    (CAPITAL DEFICIENCY)
Preferred stock, $0.01
  par value,issued and
  outstanding 57,500
  shares, to be issued
  and outstanding, none   1,000        1,000(d)
Common stock, $0.01 par
  value, issued and
  outstanding 439,650
  shares, to be issued
  and outstanding,
  3,869,650 shares        4,000                         31,000(a)      38,000
                                                         2,000(d)
                                                         1,000(e)
Additional paid-in
  capital               112,000      322,000(a)     10,427,000(a)  10,715,000
                                       1,000(d)        499,000(e)
Accumulated deficit  (4,061,000)     120,000(c1)                   (4,201,000)
                                      20,000(f)
                      ----------  ----------       -----------     -----------
  Total stockholders'
    equity (capital
    deficiency)      (3,944,000)     464,000        10,960,000      6,552,000
                      ----------  ----------       -----------     -----------
  TOTAL              $2,092,000  $19,840,000       $19,840,000     $9,704,000
                      ==========  ==========       ===========     ===========

Notes to Pro Forma Condensed Balance Sheet:

(a) To reflect sale of 3,100,000 shares of Common Stock and 3,100,000 Warrants for net proceeds of $10,458,000, and the write-off of the deferred costs of the registration.

(b) To reflect purchase of a 95% interest in Steamboat, LLC, which is acquiring the Steamboat Facilities for an aggregate of $4,693,000 (including $50,000 as a down payment which was previously paid by the Company), the resulting investment in plant and equipment, and the minority interest in the subsidiary.

(c1)    To reflect accrual of interest from November 1
        to December 6, 1996.                                      $   120,000
                                                                  ===========

(c2)    To reflect payment of debt:
          Notes payable                                            $1,000,000
          Bridge loans                                                960,000
          Accrued interest                                            898,000
                                                                    ----------
                                                                   $2,858,000
                                                                   ==========

(d) To reflect conversion of existing Preferred Stock into 205,000 shares of Common Stock.

(e) To reflect conversion of $500,000 principal amount of existing Convertible Debentures into 125,000 shares of Common Stock and 125,000 Private Warrants. No value has been assigned to these warrants.

(f) To eliminate unamortized debt discount on debt repaid. This charge will be treated as an extraordinary loss in the next period.

(g) To reflect purchase of an 81.5% interest in NRG Company, LLC, for $265,000, the loan by NRG to Reno Energy, and the minority interest in NRG.


                  U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND PLAN OF OPERATION

Results of Operations

      Nine months Ended October 31, 1996 Compared to 1995

     The Company had revenues of $41,000 from the instrallation of the first of six engine generators at Bluebeard's Castle in St. Thomas, USVI. (See "Other projects".) There were no revenues in the 1995 period.

     During the 1996 period, the Company had cost of sales amounting to $38,000 in connection with the Bluebeard's Castle instalaltion referred to above. In the 1995 period, the $26,000 shown resulted from the adjudication of a project which had been completed and reported on earlier.

      The Selling and Administrative expenses were made up of the following major elements:

                                               1996               1995
                                             --------           --------
Salaries and consuslting fees                $342,000           $290,000
Legal and professional fees                   124,000             79,000
Corporate expenses                             20,000             54,000
All other                                     107,000            178,000
                                             --------           --------
Total selling and administrative expenses    $593,000           $601,000
                                             ========           ========

Te nine month joint venture losses break down as follows:

Lehi Independent Power Associates, L.C.      $ 80,000           $ 57,000
Plymouth Cogeneration Limited Partnership      54,000             29,000
                                             --------           --------
Total (Loss) from Joint Ventures             $134,000           $ 86,000
                                             ========           ========

The increase in salaries and consulting fees was due to the fact that some of the consulting agreements were not in effect during the entire 1995 period. Legal and professional fees were higher in the current period due to the costs related to the additional bridge loans, amortized over the period of the loans. Costs incurred in connection with the new financing has been deferred. As of October 31, 1996 these amounted to $322,000.

The corporate expenses in the 1995 period included a non-recurring cost of $25,000 for a previously planned public offering that was never consummated.

Interest costs in the 1996 period were $491,000 as against $401,000 in 1995 due to higher levels of borrowing, including bridge loans which began in June, 1995.


Liquidity and Capital Resources

     As a result of accumulated losses, the Company had a negative working capital of $3,193,000, and a capital deficiency of $3,944,000 at October 31, 1996. The Company and its underwriter closed on a public offering on December 6, 1996 as previously reported. The Pro Forma Condensed Consolidated Balance Sheet presented on the previous pages presents the transactions that took place on December 6, 1996 as if they had taken place on October 31, 1996.
They show that the working capital and capital would have been a positive $1,265,000 and $6,552,000 respectively. Details of the items included in that pro forma balance sheet are given in the notes attached thereto.




Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



Date:   December  16, 1996



U. S. Energy Systems, Inc.



By:_____________/s/_________________
     Richard H. Nelson
     President and Chief Executive Officer



By:_____________ /s/_________________
     Seymour J. Beder
     Chief Accounting Officer and Controller