Form 10KSB40
period 1997-01-31
U S ENERGY SYSTEMS INC
filed 1997-05-01
CIK 351917

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------
                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [NO FILING FEE, EFFECTIVE OCTOBER 7, 1996]

         For the Fiscal Year ended January 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

         For the Transition Period from ________________ to __________________

                             COMMISSION FILE NUMBER:
                                     0-10238

                            U.S. ENERGY SYSTEMS, INC.
                 (Name of Small Business Issuer in Its Charter)

            DELAWARE                                 52-1216347
      (State of Incorporation)      (I.R.S. Employer Identification Number)

                             515 NORTH FLAGLER DRIVE
                                    SUITE 702
                            WEST PALM BEACH, FL 33401
                                  (561)820-9779
                   (Address of Principal Executive Offices and
                     Telephone Number, Including Area Code)

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None.

                 Securities Registered pursuant to Section 12(g)
                              of the Exchange Act:
                     Common Stock, Par Value $.01 Per Share
                     --------------------------------------
                                 Title of Class

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes   X     No
     ----       ----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                                     ---

         The issuer's revenues for its most recent fiscal year were $266,000.

         As of April 25, 1997, the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked price of such stock, was $16,748,396.

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court. Yes   X   No
                                                                   ---      ---

         As of April 25, 1997, the number of outstanding shares of the issuer's Common Stock was as follows:

      Title of Class                     Number of Shares Outstanding
      --------------                     ----------------------------
         Common                                  4,334,191

       Transitional Small Business Disclosure Format (check one). Yes    No X
                                                                     ---    ---

                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts of the Registrant's Proxy Statement for its 1997 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

================================================================================

                                     PART I


ITEM 1.   DESCRIPTION OF BUSINESS.

THE COMPANY

         U.S. Energy Systems, Inc. (the "Company") is in the business of developing, owning and operating cogeneration and independent power facilities in the United States and overseas.

         The Company, formerly called Cogenic Energy Systems, Inc., was incorporated under the laws of the State of Delaware in 1981 in order to engage in the design, assembly, turn-key sale and installation of factory built cogeneration systems powered by diesel oil and/or natural gas. Richard H. Nelson, President and Chief Executive Officer of the Company, is one of the two founders of the Company. In late 1986, the Company was impaired by a $2.1 million judgment resulting from a contractual dispute in California. Although ultimately settled, the protracted court case caused serious delays in planned expansion and in sales. Despite extensive restructuring, the increasingly recessionary economic climate during that period led to a serious cash shortage. By mid-1989, the Company filed for protection under Chapter 11 of the Bankruptcy Code.

         Utility Systems Florida, Inc. ("USF") was formed by Mr. Nelson in late 1991 with the objective of entering into the alternative energy industry by taking advantage of the positive changes which were occurring in the cogeneration industry. USF proposed a plan of reorganization (the "Plan") for the Company with the intent of merging USF with the reorganized company. The Plan was approved by the creditors and stockholders of the Company, and the United States Bankruptcy Court for the Southern District New York confirmed the Plan in March 1993. Pursuant to the Plan, USF was merged into the Company and the Company was renamed U.S. Envirosystems, Inc. Mr. Nelson resumed the positions of President and Chief Executive Officer of the Company when it emerged from bankruptcy. On May 17, 1996, the Company changed its name from U.S. Envirosystems, Inc. to U.S. Energy Systems, Inc.

BUSINESS OF THE COMPANY

         The Company is engaged in the independent power plant ("IPP") industry as a project developer, owner and operator. IPPs produce electricity for sale to either direct end users or to regulated public electric utility companies ("Regulated Electric Companies"). Regulated Electric Companies have historically held a monopolistic position with regard to the production and distribution of electricity to end users in specific geographic territories. The exclusive right to the distribution of electric power within a specific territory is granted to Regulated Electric Companies by the various state public utility commissions, which regulate the rates charged for electric power and other services, as well as the overall operations of Regulated Electric Companies.

         In recent years, however, federal and state laws have been promulgated to reduce and/or eliminate Regulated Electric Companies' monopoly over the production and sale of electric power in order to enhance competition among electricity providers. The result has been the emergence of IPPs. In addition to conserving natural resources and reducing atmospheric pollution by encouraging more efficient production of electric power, industry analysts anticipate that competition should result in lower consumer costs for energy.

         In April 1996, the Federal Energy Regulatory Commission ("FERC") promulgated a regulation which orders all Regulated Electric Companies to open their transmission lines to independent power producers, thus allowing wholesale purchase of power by Regulated Electric Companies from distant independent producers ("wholesale wheeling"). While the federal regulation does not mandate that the transmission lines be opened for direct sale of power by independent producers to retail end users ("retail wheeling"), many states have adopted or are expected to adopt such regulations in the future.

         "Independent power plants" and "cogeneration plants" are frequently used interchangeably to describe the power industry which is an alternative to the regulated power industry. IPPs generally, but not always, produce power utilizing a process known as "cogeneration."Cogeneration is defined as the production of two or more energy forms (typically electricity and heat) simultaneously from the same fuel source. While producing electricity, otherwise wasted heat is recovered from the exhaust and/or engine coolants. This recovered heat can be used to replace heat which would otherwise be made from conventional furnaces and boilers. Other IPPs may not technically be "cogenerators" but rather utilize renewable fuel sources such as geothermal, wind, solar, hydro, and waste products such as waste oil, waste wood and other bio-mass waste, or landfill gas. The favorable economics of cogeneration or innovative and inexpensive renewable fuel sources allow IPPs to compete with the longer established Regulated Electric Companies.

         The Company's strategy has been to seek projects requiring power production or cogeneration and to become an equity participant with the owners, developers or other involved parties in return for capital investments and/or the Company's expertise in the structuring, design, management and operation of the projects. Often, at the time of the Company's initial involvement, such projects will have advanced beyond the conceptualization stage to a point where the engineering, management and project coordination skills the Company offers are required to proceed.

         In furtherance of its strategy, the Company pursues (i) existing IPPs and cogeneration facilities which can be bought at favorable prices, (ii) IPP and cogeneration projects not yet built but for which another developer has successfully negotiated the basic requirements for a plant including power purchase agreements, environmental permits, etc., and (iii) special market opportunities for cogeneration and energy savings projects (such as large shopping malls or resorts) where such energy applications are not presently in common use and where the Company can enter into joint development agreements with the property owners to own and operate such facilities.

         The Company believes that substantial opportunities exist for the Company in the IPP and cogeneration market within the United States in facilities in the 3 to 50 megawatt small to medium-sized range. Additionally, the Company believes that the largest potential for "inside-the-fence" facilities (where all the electrical and thermal energy produced is consumed at the power plant location) falls into this sized facility. This range is advantageous because, depending on geographic location, small to medium-sized plants usually (i) fall below thresholds requiring prolonged environmental and air quality permit application procedures, (ii) may achieve more favorable pricing for their electricity and (iii) can generally be located in specific areas of power capacity shortages.

         The air quality permitting process for small to medium-sized plants is generally faster, easier and more assured than in the larger projects. Although permits are always required before commencement of operations, the basis for granting air quality permits varies from location to location. In applying for such permits, the facility developers generally present a computer model of emissions of carbon monoxide and nitrous oxides which would be expected to issue from the facility over a one year period. This model is based on the fuel used, the anticipated annual hours of operation, the engine manufacturer's specifications for emissions, and the reduction of such emissions from application of catalytic converters or other devices. The emissions are then expressed in weight, e.g., "tons per year." The local air quality authority will then determine if the emission levels are acceptable for the area. The local air quality authority may or may not require continuous emissions monitoring to insure that the level of emissions granted in the permit are not exceeded.

         If the facility is recovering waste heat and utilizing such heat to displace heat which would otherwise be made from burning fuels in conventional furnaces or boilers (i.e. a cogeneration facility), and if the emissions from the cogeneration facility are less than the emissions which would be forthcoming from the conventional furnaces or boilers so displaced, there is said to be a "net reduction" in emissions for the area, and the permitting authorities will normally act promptly and favorably to grant the permit. If the facility is not using recovered waste heat to displace other heat source emissions (i.e. a non-cogenerating facility), there could be a "net increase" in emissions in that geographic area. Under such circumstances, the permitting process could be prolonged and complicated by public hearings, public interventions and the heightened scrutiny of the local air quality authorities.

         In the small to medium-sized range, specifically inside-the-fence projects, nearly all of the electrical and thermal output can be utilized by the host site. The thermal output of the cogeneration system replaces conventional thermal output from the host's boilers and furnaces with substantially less atmospheric emissions of carbon monoxide and nitrous oxides because of the emission control technology available to cogeneration engines which is not available to boilers and furnaces. Since the cogeneration system results in a net reduction in emissions for the specific site, air quality permitting authorities will generally respond quickly and favorably. In contrast, while the larger projects (over 50 megawatts) usually have no problems in placing the electrical output, there is a problem in finding suitable thermal hosts which can use the vast quantities of heat produced. Under such circumstances, even if all of the host's thermal requirements are offset, there is still an increase in net emissions in the area of the power plant, often resulting in a prolonged and difficult permitting process.

         The Company has begun to develop several projects in the 3 to 50 megawatt small to medium-sized range with an emphasis on inside-the-fence applications. In addition to these projects in the United States, there are substantial opportunities internationally for such projects, especially in Latin America and the Caribbean Rim. The Company believes that energy shortages, combined with national policies to privatize power production in many developing countries, are creating an increasing potential for U.S. companies in the independent power industry.

         The Company also emphasizes projects which utilize alternative and/or renewable fuels, since such projects not only serve the interests of the public from an environmental and ecological standpoint but also have the greatest potential for earnings because of the low fuel costs. In keeping with this policy, the Company has acquired two operating geothermal power plants (see Operations - Current Projects - Geothermal Power Plants), and is in the process of developing a geothermal district heating project (see Operations - Current Projects - Nevada District Heating Project). Geothermal energy is considered one of the most environmentally sound forms of energy since there are virtually no atmospheric emissions or pollutants in the process. The Company is seeking to expand its geothermal operations, and is also investigating other types of renewable energy projects such as hydroelectric.

COMPETITION

         There are approximately 150 companies nationwide currently involved in the IPP industry, within which the Company currently occupies a relatively minor position. The IPP industry is basically divided into three areas, based upon size or physical placement of facility: (i) large power plants (over 50 megawatts); (ii) small to medium-sized power plants (3 to 50 megawatts); and
(iii) inside-the-fence plants (which can be of varying sizes, but usually under 50 megawatts).

         Many of the large plants are owned and operated by subsidiaries of Regulated Electric Companies and large industrial companies which have established these subsidiaries to participate in the IPP industry. Approximately 18 of the 25 largest independent power companies are owned and operated in such a manner. The operations of most of these companies are geared to power plants in the over 50 megawatt size range due to the need to make significant investments to achieve returns large enough to have an impact on a public utility's or industrial company's operating results. Some of these companies have been highly successful in the development of these large plants; but under federal law, utility subsidiaries may not own more than 50% of non-regulated (i.e. IPP) projects. Subsidiaries of large industrial companies and other non-utility companies, however, have no similar restrictions. Additionally, under federal law, a new category of independent power producer has been created known as exempt wholesale generators ("EWGs"). EWGs have no ownership limitations nor do they have requirements similar to non-regulated plants with regard to useful thermal output or fuel efficiency and operating efficiency criteria. To receive qualification as an EWG, the owner need only demonstrate that the entire output of the facility is sold exclusively in the wholesale market. EWGs are prohibited from making retail sales and therefore cannot be developed for inside-the-fence projects. In many instances, subsidiaries of public utilities and large industrial companies make ideal partners for any such projects and the Company intends to work with such companies when it locates a specific project fitting its investment parameters.

         In the category of small to medium-sized IPPs, the vast majority of the developers are either subsidiaries of other non-utility industrial companies, small privately owned partnerships, or energy funds established to invest in such projects. Inside-the-fence plants are generally owned and operated by the end user, although a number of such plants are built, owned and operated for the end user by third parties.

OPERATIONS

         CURRENT PROJECTS

         Geothermal Power Plants, Steamboat Hills, Nevada. In December 1996, the Company acquired a 95% interest in Steamboat Envirosystems, LLC ("Steamboat LLC"), a newly-organized Nevada limited liability company formed to acquire two geothermal power plants in Steamboat, Nevada ("Steamboat Plant 1" and "Steamboat Plant 1A," and collectively, the "Steamboat Facilities"). Far West Capital retained ownership of the remaining 5% equity interest in the Steamboat Facilities. Electricity is produced by the Steamboat Facilities through a "binary system" in which hot water from the earth's sub-strata magma formation is circulated in one closed loop and, in another closed loop, inert gas is heated and compressed. The compressed inert gas drives turbines which generate electricity. The geothermal water is reinjected into the earth to be re-heated. Geothermal power is considered one of the most environmentally sound methods of producing electricity because (i) there are virtually no atmospheric emissions or pollutants in the process, (ii) the natural resource (water) is constantly returned to the earth to avoid depletion of the underground aquifer water table, and (iii) the heat source is the earth's natural magma layer rather than the conversion of a depletable fossil fuel. Geothermal power, however, can only be produced in locations where specific geological formations exist.

         Steamboat LLC acquired the Steamboat Facilities subject to mortgages in favor of Westinghouse Financial Corp. ("Westinghouse") and certain net revenue and royalty interests in steam extraction rights. The mortgages, which had an aggregate balance of $3,800,000 at November 30, 1996, net of an escrowed reserve, were simultaneously purchased from Westinghouse by the Company for $1,792,000. The Company paid $1,575,000 (including a $50,000 deposit previously paid) and assumed liabilities of $503,000 to purchase the Steamboat Facilities. The Company also contributed $1,000,000 to provide funding for certain improvements to the Steamboat Facilities and for the potential acquisition of the royalty interests. For its 5% equity interest, Far West Capital contributed to Steamboat LLC debt owed to it by the company which formerly owned the Steamboat Facilities in the amount of $274,000. Pursuant to the acquisition agreement, the Company will receive the first $1,800,000 of Steamboat LLC annual net income, 45% of net income over $1,800,000 during the first five years, and 95% of net income over $1,800,000 thereafter.

         Far West Capital was established in 1983 and has been a developer and operator of cogeneration and independent power projects, principally hydroelectric and geothermal, in the western United States, and is the Company's current partner in Lehi Independent Power Associates, which owns a cogeneration facility in Lehi, Utah. Steamboat Plant 1 and Steamboat Plant 1A were built in 1986 and 1988, respectively, by Far West Capital and are managed by the professional operations staff of SB Geo, Inc. ("SB Geo"), a company in which the principals of Far West Capital own a majority equity interest. The Company has contracted with SB Geo for its continued management services at prices negotiated at arms length, which may not exceed charges for similar services which could be obtained from other sources.

         The Steamboat Facilities produce a combined 8 megawatts of electric power which is sold under two power purchase agreements with Sierra Pacific Power Company ("Sierra"). The plants have operated at 99% capacity since inception. The power purchase agreements called for price adjustments at the end of the first ten years of operation, which require Sierra to purchase and Steamboat LLC to provide electricity at Sierra's then-prevailing short term avoided cost. Ten years of operation for Steamboat Plant 1 ended in December 1996, and the ten years for Steamboat Plant 1A will end in December 1998. The rate currently being paid to the Company by Sierra for Steamboat Plant 1's power production is substantially lower than what had been paid until December 1996.

         The Company has formed an industry association with other geothermal producers in Nevada faced with similar price reductions. This organization, called The Nevada Geothermal Industry Council (the "Council"), has filed an intervention with the Nevada Public Service Commission on hearings currently being held to determine the short term avoided cost rates Sierra which will be allowed to offer. The Company feels that the current revenue it is receiving for Steamboat Plant 1 power can be increased significantly either through adjustments in the rate from Sierra or, in the alternative, selling its power outside of Sierra's territory under existing wheeling laws with the consent of Sierra. Although Sierra has previously stated that it would consent to sales outside its territory under negotiated terms, the Company has not yet re-commenced such discussions. There is no assurance that the Company can successfully implement either of these possibilities.

         There are currently five geothermal power projects operating in Steamboat Hills, Nevada, which collectively produce approximately 62 megawatts of output. In addition to the 8 megawatt Steamboat Facilities which came on line in 1986 and 1988, the 35 megawatt Steamboat Plants 2 and 3 were developed and built by Far West Capital in 1992 and remain owned by an affiliate of Far West Capital. In addition, Caithness Power, Inc. brought a 12 megawatt project on line in 1995. There is currently a total of approximately 170 megawatts of geothermal power being produced in Nevada, with production from the Steamboat Hills area accounting for approximately 36%.

         Plymouth State College, New Hampshire. In 1994 the Company, through its subsidiary Plymouth Envirosystems, Inc. ("Plymouth"), acquired a 50% equity interest in Plymouth Cogeneration Limited Partnership ("Plymouth Cogeneration"), which owns and operates a cogeneration plant producing 2.5 megawatts of electricity and 25 million BTUs of heat at Plymouth State College, in Plymouth, New Hampshire (the "Plymouth Facility"). The Plymouth Facility provides all of the electrical and heating requirements for the campus, which is part of the University of New Hampshire system, under a 20-year contract. The Plymouth Facility, which cost approximately $5.9 million to construct, is comprised of a combination of diesel engine-generators, heat recovery and supplemental boilers, and the complete piping infrastructure tying all campus buildings into a single heating loop. The project was financed, prior to the Company's acquisition of a 50% interest, through $5,110,000 in State of New Hampshire tax exempt revenue bonds and $700,000 in equity. The Company paid a total of $636,000 in cash and 11,400 shares of its common stock for its 50% interest.

         The Company's partners in Plymouth Cogeneration are Central Hudson Enterprises Corporation ("Central Hudson"), a wholly-owned subsidiary of Central Hudson Gas & Electric Corporation of New York, and Independent Energy Corporation ("IEC"), a division of Equitable Resources, Inc. The Plymouth Facility was completed in November 1994 and put into full commercial service in January 1995. IEC Plymouth, Inc. ("IEC Plymouth"), a wholly-owned subsidiary of IEC, runs the day-to-day operations of the plant. Management decisions are resolved by a committee which is composed of representatives of the Company, IEC and Central Hudson.

         The State of New Hampshire has initiated a study to determine the feasibility of expanding the Plymouth Facility to wheel electric power to two other state college campuses. Also, plans are currently being developed by Plymouth Cogeneration to install special fuel treatment equipment which will allow the existing engines to burn less costly and more efficient fuels. Fuel cost savings would be shared equally between the college and Plymouth Cogeneration. There can be no assurance that such fuel treatment equipment will be installed or that such fuel cost savings will be realized.

         Lehi Cogeneration Project. In January 1994, the Company, through its subsidiary, Lehi Envirosystems, Inc. ("LEHI"), purchased a 50% equity interest in Lehi Independent Power Associates ("LIPA"), which owned a 17 megawatt cogeneration facility in Lehi, Utah (the "Lehi Facility") and the underlying real estate, hardware and permits to operate. Although the Lehi Facility has been dormant since 1990, LIPA is evaluating possibilities of re-commencing operations with existing equipment, which the Company estimates will cost $30,000 and will require the renewal of its operating permit. The successful commencement of operations of the Lehi Facility also requires either the negotiation of an agreement with a utility company to purchase the electrical output, or negotiation of an agreement to wheel the power produced to direct end users. LIPA has been negotiating with the municipal authority and the town of Lehi. In addition, LIPA has begun exploring retail wheeling to direct end users both within Utah and outside the state. The Company and its partners, who own the remaining 50% of LIPA, share on a pro-rata basis the ownership, retrofitting costs, annual expenses and revenues associated with the project. The Company financed its acquisition cost of $1,225,000 for this equity interest through the issuance of convertible debentures. Of this amount, $875,000 in convertible debentures remain outstanding, which the Company may convert or redeem during 1997. The Company's partners in the Lehi project are Far West Capital and Suma Corporation ("Suma"), a Utah company with interests in waste-to-energy projects. The Lehi Facility is managed by a committee composed of representatives of Far West Capital, Suma and the Company.

         The Lehi Facility originally had three engine generators totaling 17 megawatts of electrical output. One unit which would have required extensive and costly repairs was sold in December 1995. The two remaining units, totaling 10 megawatts, could be prepared to allow them to be put in operation if a satisfactory purchase agreement for their output can be obtained. However, LIPA is also evaluating the option of selling the remaining engines. If a satisfactory sales price can be obtained, LIPA would thereafter begin plans to acquire and install combined cycle gas turbines of substantially greater efficiency.

         Whether the present engines are refurbished or new engines are installed, under Title V of the Clean Air Act, the Lehi Facility must obtain an operating permit from the Utah Division of Air Quality before it can commence operations. The Title V program did not take effect in Utah until July 10,1995. Therefore, a Title V permit was not a requirement during past operations of the Lehi Facility, but will be a requirement for future operations. A permit modification would also be necessary if new engines are installed or if capacity is increased. Because all existing and operating facilities were required to submit operating permit applications in 1995, the Utah Division of Air Quality has had a significant backlog. An engineering firm is being engaged to commence feasibility studies for such expansion and to prepare emissions modeling required for the operating permit update.

         Shortly after purchasing the Company's interest in LIPA, Micron Technologies, Inc. ("Micron") announced it intended to build a $1.5 billion manufacturing facility in the town of Lehi on property one mile from the Lehi Facility. The town announced that it would supply power to Micron through its municipal power authority. The town itself does not have a power generation capability, but acquires power through the Utah Association of Municipal Power Systems ("UAMPS"). Over a year was spent in discussions with Micron, the town of Lehi, and UAMPS as to the feasibility of increasing the capacity of the facility to serve the 35 megawatt requirements of Micron. Partially as a result of these discussions, the Company and its partners decided to sell the one non-functional seven megawatt engine in order to make room in the plant for a larger and more efficient engine. The Company also decided during this period that it was premature to put the plant in operation before its full intended utilization was determined. The Company had been negotiating with Micron to provide direct sale of 35 megawatts from the Lehi Facility. During these prolonged negotiations, and up until Micron's decision in April 1995 to suspend construction of its new plant, the Company was constrained by local political sensitivity from seeking to sell electricity from the Lehi Facility to other potential purchasers. The Company believes, however, that the substantial population and industrial growth being experienced in the Lehi area is creating a large, future market for power. For this reason, the Company believes that increasing the Lehi Facility's size substantially using high efficiency gas turbines will be prudent.

         Shopping Malls. The Company has entered into a joint development agreement with the Cowen Investment Group ("Cowen"), a financier of real estate projects, to develop, build and operate cogeneration plants in the United States. Under the joint development agreement, Cowen will provide customers and cogeneration project financing in return for 60% of the net revenue from the projects. The Company will retain 40% of the net revenue in consideration for its technical expertise, design and equipment selection and installation services. The joint venture has been negotiating with a real estate company which owns and operates approximately 200 shopping malls throughout the United States. Three of the malls have been considered for initial test sites for an inside-the-fence cogeneration unit, and engineering feasibility studies have been done for the first site. The Company is carrying the cost of preliminary engineering which will be reimbursed from the project if it is undertaken. The Company and Cowen have also begun discussions with a second owner and operator of over 40 malls and has begun feasibility studies to determine the best initial sites. The targeted shopping malls are all enclosed structures with an average interior space of 500,000 square feet. Such malls have substantial electric demand, with 18 hours of daily power plant operation, seven days per week, and with almost year-round air conditioning requirements regardless of geographic location. The average cogeneration system configuration for such malls would consist of 4 megawatts in electric generation, with recovered heat utilized for absorption air conditioning (in which the recovered heat causes inert gases to expand and compress to produce chilled air, as opposed to conventional compression powered by electric motors). The systems would also require up to 1,000 tons of supplemental non-electric air conditioning. The supplemental non-electric air conditioning, in most cases, would be provided by engine driven chillers (each an "EDC"). An EDC produces chilled water by utilizing conventional compressors which are driven by natural gas fueled engines as opposed to electric motors. The EDC units would be manufactured by sub-contractors from designs developed and owned by the Company. While initial plans have been drawn and reviewed with the mall owners, there can be no assurance that the joint effort with Cowen will lead to any contracts being signed with mall owners or cogeneration systems being installed.

         Under the plan discussed with the mall owners, a joint development company would engineer, build and operate the cogeneration facilities, with financing arranged by Cowen. The joint development company and the mall owner would share energy savings for a 15-year period, after which time the cogeneration plant ownership would revert to the mall owners. A proposed agreement with the larger mall owner calls for at least ten such installations. Both mall owners have indicated, however, that installations of cogeneration systems would be contemplated at all malls where certain basic criteria for cogeneration exists. The Company and Cowen believe that approximately one-third of both owners' malls can meet the criteria for such systems. Since all of the malls are of similar configuration and have similar energy patterns, project design could be replicated at multiple locations with only modest configuration changes, thus producing an economy of scale savings. A contract for the first mall is expected to be signed in the second or third fiscal quarter of 1997 with construction commencing shortly thereafter.

         U.S. Virgin Islands. The Company has signed a letter of intent and is currently in final contract negotiations with Bluebeard Holding Company ("Bluebeard") to build a 3 megawatt cogeneration project for Bluebeard's Castle (the "Bluebeard Facility"), a resort complex in St. Thomas, U.S. Virgin Islands. Utility services for the Virgin Islands, like many other areas of the Caribbean, were severely impacted during the 1995 hurricane season, and the Company believes that many public and private buildings are presently considering inside-the-fence cogeneration facilities in order to assure reliability of electric and hot water services, as well as to reduce present high costs of utility-provided services.

         It is contemplated that the Company and the manager and owner of Bluebeard's Castle will form a limited liability entity, which will own and operate the Bluebeard Facility, and sell discounted power to Bluebeard's Castle and to adjacent commercial buildings. The profits from this venture will be distributed pro rata on the basis of the capital contributions of the parties to the contract. The Company will be credited for its capital contributions as a result of the services it will provide to the joint venture. The Bluebeard Facility may also include a 120,000 gallon per day reverse osmosis water purification system to convert sea water to potable water. It is contemplated that Bluebeard will arrange 20% equity financing for the project, with the balance being financed through loans from local banks. The Company will provide design, equipment selection and installation services for the project. Bluebeard is also in the planning stage for a large resort, apartment and shopping complex on the eastern end of St. Thomas, for which a cogeneration facility is planned. It is contemplated that the limited liability entity to be formed by the Company and Bluebeard will own and operate this future facility and will seek additional resort facilities for cogeneration throughout the Virgin Islands and other islands in the Caribbean. While final contracts are still in preparation, the project has already begun with the receipt of initial funding from Bluebeard and the installation of the first of six engine generators to be used in the project.

         Nevada District Heating Project. The Company previously reported that USE Geothermal LLC ("USE GEO"), a Nevada limited liability company which is 86.5% owned by the Company, had made a $300,000 loan to Reno Energy LLC ("Reno Energy"), payable over three years and bearing an interest rate of 9% per annum. In consideration for making the loan, USE GEO was granted an option to acquire a 50% equity interest in Reno Energy on or before December 31, 1996 for $1,000,000. The expiration date of the option was subsequently extended at an additional cost to USE GEO of $100,000 and an increase in the exercise price of the option to $1,200,000.

         Rather than exercising the option, on April 10, 1997 USE GEO entered into and consummated a convertible loan agreement with Reno Energy (the "Loan"), pursuant to which USE GEO loaned Reno Energy an additional $1,200,000 and received a note (the "Note") in return. USE GEO may convert the Note for no additional consideration into an equity interest in Reno Energy. Reno Energy plans to construct and operate a facility (the "Reno Facility") which will use geothermally-heated fresh water for space heating and cooling, as well as for process heating for nearby developments, including an industrial park.

         The Note matures on April 10, 2027, subject to acceleration upon the occurrence of certain events of default. The Note accrues interest at a rate of 12% per annum while the Reno Facility is being developed, provided that such interest will be waived in the event USE GEO exercises its new option (the "Option") to convert the Note into an equity interest in Reno Energy, or if Reno Energy pays all operating period interest (described in the following sentence) in a timely manner. After the Reno Facility has commenced commercial operations, Reno Energy will be required to pay interest on the Note based on a percentage (currently 50%) of (i) Reno Energy's net cash flow from operations and (ii) net cash proceeds from certain capital transactions, after payment of certain distributions to members of Reno Energy. USE GEO may exercise the Option to convert the Note into a 50% equity interest in Reno Energy for no additional consideration at any time prior to the maturity of the Note. Such equity percentage will be adjusted proportionally in the event of additional funding of Reno Energy by USE GEO or Reno Energy's members prior to the exercise of the Option. The Note is secured by a first lien on all of the assets of Reno Energy and is personally guaranteed by Reno Energy's members. Such personal guarantees are, in turn, secured by a first lien and pledge of the respective guarantors' membership interest in Reno Energy.

         The industrial park currently being developed in close proximity to the Reno Facility is located on a 1200 acre parcel. The first of several phases of the park is already sold out, and the entire park is expected to be developed within the next four to seven years. An examination of the current property owners of the park indicates that the park will house mostly commercial buildings with some industrial facilities. The Company anticipates that the industrial park will create a substantial demand for space heating and cooling as well as process heating. It is expected that all the buildings in the park, adding up to 30,000,000 square feet of floor space, will be connected to the geothermal grid to meet their heating and cooling needs. In addition to the commercial park, the Company may provide heating to a nearby 200-bed hospital, a 300-room hotel, a high school, a proposed college campus and other developments in the area.

         To meet the requirements of the nearby industrial park, a pipeline with supply and return lines would be built that would loop through the park. A binary hot water system with fresh water circulating through the loop will be used to avoid any concerns associated with the direct use of geothermal brine, such as scale build-up in the pipes, corrosion on pipes and equipment, and possible pollution of the ground in case of a spill. Fresh water will be heated in heat exchangers at the site where geothermal brine is extracted and reinjected. The heat thus provided may be sold at a discount from the cost of producing an equivalent amount of heat from conventional natural gas furnaces.

         Reno Energy has represented to the Company and USE GEO that it plans to use the proceeds of the Loan to provide preliminary engineering, design and financial services in connection with the Reno Facility, which is still in the planning and development stage. As yet there are no contracts with any end users, nor are there approvals from local and state authorities to proceed with the construction of Reno Facility.

         It is estimated that approximately $40,000,000 is required for construction, procurement and other costs associated with the commencement of operations of the Reno Facility. Such amount is expected to be financed through industrial revenue bonds or other conventional financing mechanisms. There is no assurance, however, that such financing can be obtained on terms acceptable to Reno Energy.

         NEGOTIATIONS FOR NEW PROJECTS

         With the infusion of working capital as a result of the Company's recent public equity offering, the expansion of staff and the acquisition of the Steamboat Facilities, numerous opportunities for expansion have presented themselves. The Company is presently evaluating the potential acquisition of several new projects in the geothermal and hydroelectric field. In addition, the Company is evaluating several projects for conventional cogeneration application. Although preliminary efforts have been undertaken in connection with certain of these projects, there is no assurance that any of them will be developed.

EMPLOYEES

         The Company presently has six full-time employees and four contract staff members. The Company retains outside contract staff as required for engineering, fabrication, construction and maintenance services. Management of the Company believes present staffing is adequate to meet its current needs, but expects that the number of full time employees will increase over the next year as new projects are brought on line. Plants such as the Lehi Facility, the Plymouth Facility and the Steamboat Facilities have their own professional staffs. These staffs report to a management group formed by each of the individual operating partnerships.


ITEM 2.  DESCRIPTION OF PROPERTY.

         The Lehi Facility is owned by LIPA, a Utah limited liability company, of which the Company owns a 50% equity interest. The property includes two acres of land in Lehi, Utah and all buildings, engine/generators, ancillary generating equipment, heat recovery equipment, switchgear and controls, storage tanks, spare parts, tools and permits. All costs associated with LIPA and the operation of the Lehi Facility, and all income derived therefrom, is divided pro-rata among the Company and the owners of the remaining 50% of LIPA. Other than the Company's obligations to its debenture holders, there are no other encumbrances or debt associated with LIPA or the Lehi Facility. Management of the Company believes the plant is adequately covered by insurance.

         The Plymouth Facility is owned by Plymouth Cogeneration, a Delaware partnership, of which the Company owns a 50% equity interest. Plymouth Cogeneration owns all the plant and equipment associated with the cogeneration project including the diesel engines, generators, three auxiliary boilers, switchgear, controls and piping. The New Hampshire state university system has two contracts with Plymouth Cogeneration: (1) a 20-year lease on the equipment, and (2) a 20-year management contract. Both contracts have escalation clauses. Management believes the plant is adequately covered by insurance.

         The Steamboat Facilities are owned by the Company's 95%-owned subsidiary, Steamboat LLC. Located on a geothermal field in Steamboat Hills, Nevada, ownership of Steamboat Plant 1 and Steamboat Plant 1A includes buildings and improvements, generators, motors, switchgear and controls, production and injection wells and associated piping. Management believes the plant is adequately covered by insurance.

         The Company has signed a five-year lease on 1,800 square feet of office space in a commercial office building in West Palm Beach, Florida where its executive offices are located. The Company also maintains regional offices in Reno, Nevada, on the site of the Steamboat Facilities. Contract employees work out of their own offices.


ITEM 3.   LEGAL PROCEEDINGS.

         The owner of a farm adjacent to the Lehi Facility has sued LIPA for nuisance, trespass and negligence, alleging that in May 1995 diesel fuel from the power plant invaded the drainage ditch dividing the two properties, which feeds a watering hole on the plaintiff's property. The suit, filed in Utah state court on January 25, 1996, seeks damages in excess of $20,000 for injuries to the plaintiff's livestock. Depositions of both sides have been completed. Although there was a spill of several hundred gallons of fuel on the LIPA property in 1991, prior to ownership by either the Company or its partners, the 1991 spill was remediated. Prior to the Company's purchase of its interest in the power plant in 1994, Phase I and Phase II Environmental Assessments were conducted which did not identify any environmental problems. There is no pathology evidence linking the isolated injuries to the livestock to any fuel spill or to petroleum toxosis. While neither the Company nor its partners believe the plaintiff has a strong case, LIPA is exploring settlement options with the plaintiff which would be less costly than the further extensive testing, expert analyses and litigation. On April 10, 1996, the Utah Division of Water Quality issued a notice of violation and order charging LIPA with illegally discharging diesel fuel to the Lehi Irrigation Company canal on May 9, 1995. LIPA appealed that notice of violation on May 10, 1996, but the Division of Water Quality has not responded formally to the appeal. Under Utah state law, the Division of Water Quality cannot impose monetary penalties in an administrative proceeding; it must bring a civil action in court to do so. No further formal action has occurred on this appeal or towards issuance of the renewed permit. The Division of Water Quality also has not filed any civil actions seeking penalties. On November 4, 1996 the Division of Water Quality inspected the facility and found no deficiencies.

         On March 12, 1997, the Company filed an action for declaratory judgment against Enviro Partners LP et al. and Energy Management Corporation ("EMC"), which are related entities, in the United States District Court for the Southern District of New York. An action for declaratory judgment is one in which the court is asked to make a judicial determination concerning the rights of parties in dispute. The dispute involves certain agreements the Company entered into with Enviro Partners and EMC for a private sale of the Company's securities. The agreements were conditional upon (1) a public offering of Company securities occurring simultaneously with the private sale to Enviro Partners and EMC, and
(2) the Company's securities being approved for listing on The Nasdaq SmallCap Market. During the approval process, Nasdaq determined that the private sale would be "contrary to just and equitable principles of trade,"and refused listing if the private sale were consummated. Thus, a critical condition of the agreements, which had been imposed by Enviro Partners and EMC themselves, could not be met. Setting aside the private sale, the Company was able to successfully conclude the public offering with Nasdaq approval. Neither Enviro Partners nor EMC objected to the public offering going forward. Subsequently, however, Enviro Partners and EMC asserted demands against the Company for "lost" profits of up to $6 million which they allegedly might have realized had the private sale occurred. Enviro Partners and EMC asserted a counterclaim for $6 million on March 28, 1997. The Company believes that the facts in this case argue for the Company. An adverse outcome of this matter could, however, have a material adverse effect on the Company.

         The Company is currently engaged in arbitration before the American Arbitration Association concerning a contract dispute with an outside consultant, Indus Enterprises, L.L.C., and its president, Ravi Singh (collectively, "Singh"). The Company and Singh entered into an agreement on May 4, 1995, pursuant to which Singh agreed to generate opportunities for the Company to participate in power plant projects in Asia and the Middle East. Singh claims in the arbitration that the Company improperly terminated the agreement and seeks damages for an unspecified amount. The Company believes that Singh's claims are without merit and will actively defend the claim. While the Company does not believe that an adverse outcome in this arbitration would have a material adverse effect on the Company's financial position or statement of operations, the outcome of this matter is presently indeterminable.

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote by security holders during the fourth quarter of the fiscal year ended January 31, 1997.

                                     PART II

ITEM 5:   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         In May 1996, the market symbol for the Company's common stock, par value $0.01 per share (the "Common Stock") was changed from USEE to USEY, and trading continues under the market symbol USEY.

PRICE RANGE OF COMMON STOCK

         The Common Stock was subject to a 1 for 40 reverse split, effective May 10, 1996. The prices reflected in the following tables reflect this change.

         The Common Stock traded on the NASD OTC Bulletin Board until December 2, 1996. The first table below sets forth, for the periods indicated, the high and low closing bid quotations for the Common Stock as reported by the NASD OTC Bulletin Board. These amounts represent quotations between dealers (not actual transactions) and do not include retail markups, markdowns or commissions. On December 3, 1996, the Common Stock began trading on the Nasdaq SmallCap Market under the symbol USEY. The second table below sets forth, for the periods indicated, the high and low sales prices for the Common Stock as reported by the Nasdaq SmallCap Market.

                             NASD OTC BULLETIN BOARD

                                                                        Bid Price
                                                                        ---------
                                                                    High         Low
                                                                    ----         ---
Fiscal Year Ended January 31, 1996:
First Quarter...................................................     $10.00      $10.00
Second Quarter..................................................     $10.00      $10.00
Third Quarter...................................................     $ 8.40      $ 6.00
Fourth Quarter..................................................     $ 4.00      $ 2.40
Fiscal Year Ended January 31, 1997
First Quarter ..................................................     $ 3.75      $ 2.50
Second Quarter .................................................     $ 2.50      $ 1.50
Third Quarter ..................................................     $ 3.38      $ 1.50
Fourth Quarter (November 1, 1996 to December 2, 1996) ..........     $ 5.56      $ 3.00

                             NASDAQ SMALLCAP MARKET

                                                                          Sales Price
                                                                          -----------
                                                                       High         Low
                                                                       ----         ---
Fiscal Year Ending January 31, 1997
Fourth Quarter (December 3, 1996 to January 31, 1997) ..........      $5.56       $3.88
Fiscal Year Ending January 31, 1998
First Quarter (February 1, 1997 to April 25, 1997)..............      $5.63       $3.88

As of April 25, 1997, there were 596 record holders of the Common Stock.

DIVIDENDS

         The Company has not paid cash dividends on the Common Stock and does not anticipate paying cash dividends in the foreseeable future.


ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS

Year ended January 31, 1997 compared to year ended January 31, 1996

         In the fiscal year ended January 31, 1997 ("Fiscal 1996"), revenues included $225,000 from the Steamboat Facilities from December 6, 1996 to January 31, 1997 and $41,000 from the initial installation at the Bluebeard Facility, for a total of $266,000. The Company had no revenue during the fiscal year ended January 31, 1996 ("Fiscal 1995"). The Company treats the investments in its LEHI and Plymouth subsidiaries on the equity basis, and the revenues of LEHI and Plymouth are not included in the revenues line item. Details of the results of the LEHI and Plymouth joint ventures may be found in the accompanying financial statements.

         Net loss before extraordinary item in Fiscal 1996 and Fiscal 1995 were $2,023,000 and $1,474,000, respectively, comprised of the following elements:

                                                                 Fiscal 1996    Fiscal 1995
                                                                 -----------    -----------
           Revenues                                              $   266,000     $        0
                                                                 -----------     ----------
           Operating expenses                                        162,000         27,000

           Selling and administrative expenses                     1,159,000        826,000

           Interest expense                                          805,000        604,000

           Loss from joint ventures                                  163,000         17,000
                                                                 -----------     ----------
                    Net loss before extraordinary item           $ 2,023,000     $1,474,000


         Operating expenses in Fiscal 1996 included depreciation and costs of operations for the Steamboat Facilities of $111,000, and the initial costs of the Bluebeard Facility installations of $51,000. Operating expenses in Fiscal 1995 resulted from the adjudication of legal action on a project which had been completed and reported on in a previous year.

         Major items included in selling and administrative expenses were:


                                                      Fiscal 1996    Fiscal 1995
                                                      -----------    -----------
           Salaries and consulting fees                  $704,000       $431,000

           Legal and professional costs                   147,000        148,000

           Corporate expenses                              46,000         70,000


         Salaries and consulting fees in Fiscal 1996 include $187,000 representing the charge incurred in connection with the issuance of options to persons other than officers and directors. These costs were also higher due to the addition of personnel and necessity for additional consulting time in the evaluation of proposals for new ventures. Legal and professional costs resulting from the Company's public offering of Common Stock and redeemable common stock purchase warrants (the "Warrants") which closed December 6, 1996 (the "Offering"), have been considered costs of the Offering and have been charged to equity. Corporate expenses in Fiscal 1995 included a $25,000 non-recurring cost for a previously planned public offering that was not consummated.

         Interest expense increased in Fiscal 1996 primarily due to additional bridge loans that were outstanding until repaid in December 1996. Total bridge loan interest in Fiscal 1996 was $366,000, compared to $169,000 in Fiscal 1995.

         Loss from joint ventures of $163,000 and $17,000 in Fiscal 1996 and Fiscal 1995, respectively, include $59,000 in both years for amortization of purchase price over net equities in the fixed assets of LIPA and Plymouth Cogeneration. The Company's allocated share of loss from joint ventures included $44,000 from LIPA and $60,000 from Plymouth in Fiscal 1996, compared to a gain of $86,000 from LIPA and a loss of $44,000 from Plymouth in Fiscal 1995. The LIPA gain in Fiscal 1995 was due to a $118,000 non-recurring gain from sale of unused plant equipment.

LIQUIDITY AND CAPITAL RESOURCES

         During Fiscal 1996, net cash used in operating activities was $2,315,000. Cash used in investing activities was $3,722,000, of which $3,357,000 was for the acquisition of the Steamboat Facilities, $265,000 was for the investment in USE GEO, and $100,000 was for the loan to Reno Energy.

         The Offering resulted in net proceeds to the Company of $11,957,000. Notes and bridge loans were repaid therefrom in the amount of $1,960,000. Other items brought the total cash provided by financing activities during Fiscal 1996 to $10,160,000.

         During Fiscal 1995, net cash used in operating activities was $641,000. Cash used in investing activities was $29,000, with $53,000 having been used in connection with the acquisition of the Steamboat Facilities, offset in part by collections of a loan from an officer of the Company. The total cash flow from investing activities was $664,000, including $34,000 from the sale of common stock and $785,000 from the proceeds of loans payable and preferred stock.

         An additional improvement in the Company's financial position was due to the conversion of $500,000 of 18% interest debentures (the "18% Debentures") to 125,000 shares of Common Stock and 125,000 Warrants. An additional $150,000 in 18% Debentures were redeemed for cash. The remaining $875,000 in 18% Debentures were converted to debentures which bear interest at the rate of 9% per annum (the "9% Debentures"). The rights and obligations of the Company under the 9% Debentures are substantially similar to those under the 18% Debentures.

         As a result of the completion of the Offering and the exercise by the underwriters of their overallotment option, the Company had a working capital of $3,218,000 and a capital of $7,867,000 at January 31, 1997, compared to negative figures on January 31, 1996 of $1,910,000 and $2,729,000 respectively.

ITEM 7.  FINANCIAL STATEMENTS.

         See Financial Statements and Independent Auditors' Report which are an integral part of this Annual Report on Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The directors and executive officers of the Company are as follows:

                                Age      Position(s)
                                ---      -----------
     Theodore Rosen              72      Chairman of the Board of Directors

     Richard H. Nelson           57      President, Chief Executive Officer
                                         and Director

     Seymour J. Beder            70      Treasurer and Chief Financial Officer

     Terrence Page               50      Vice President

     Evan Evans                  71      Director

     Allen J. Rothman            40      Director

     Todd Goodwin                65      Director


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

         Terrence Page. Mr. Page was appointed Vice President for Western Resources of the Company in March 1997. Prior to his employment with the Company, Mr. Page served on the Nevada Public Service Commission since 1982. From 1982 to 1989 he was Regulatory Operations Supervisor, and from 1989 until he resigned to join the Company, he served as Director of Regulatory Operations. In this position, he had final responsibility for developing all staff positions brought before the Commission, and coordinated with Federal, state, and local government agencies on matters of regulatory policy. Mr. Page holds his BS in Business from the University of the State of New York, and his MS in management from the American University. He has served on the Nevada Department of Information Services Advisory Committee, the Ohio State University's National Regulatory Research Institute Advisory committee, the Las Vegas Regional Transportation Advisory Committee, and the Washoe Regional Water Planning Commission.

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

         Allen J. Rothman. Mr. Rothman was appointed to the Board of Directors of the Company in January 1997. Mr. Rothman is a partner with the law firm of Robinson Brog Leinwand Greene Genovese & Gluck P.C. in New York with whom he has been associated since January, 1996. Mr. Rothman specializes in corporate, finance and real estate law. Prior to joining Robinson Brog, he was associated with several New York law firms. Mr. Rothman received his BA degree from Columbia University (cum laude, Phi Beta Kappa) and his JD degree from Harvard University.

         Todd Goodwin. Mr. Goodwin was appointed to the Board of Directors of the Company in January 1997. From 1984 until the present, Mr. Goodwin has been a general partner of Gibbons, Goodwin, van Amerongen, an investment banking firm in New York. From 1978 until 1984, he was Managing Director of Merrill Lynch Capital Markets, specializing in corporate finance, advising major client corporations on acquisitions, divestitures and financings. Mr. Goodwin was general partner of White Weld & Co. from 1969 until that firm was acquired by Merrill Lynch in 1978. Mr. Goodwin is also a Director of Schuller Corporation, The Rival Company, Schult Homes Corporation and Wells Aluminum Corp. He is a trustee of Southampton Hospital and the Madison Avenue Boys and Girls Club. Mr. Goodwin received his A.B. degree in Economics from Harvard University.

         In addition, the following persons, who are not officers or directors, are affiliated with the operations of the Company as consultants:

         Donald A. Warner. Mr. Warner has acted as a consultant to the Company since 1993. For over 20 years, Mr. Warner has been closely involved with the energy and environmental industries, and has consulted, from both a business and legal standpoint numerous environmental and energy project developments in both the public and private sector. Mr. Warner holds his BA degree from Rochester University and his JD degree from Syracuse University. He also holds an LLM degree from Washington University.

         Patrick McGovern. Mr. McGovern has been a consultant to the Company since 1993. From 1973 to 1981, Mr. McGovern was Engine Sales Manager for Virginia Tractor Company (Caterpillar). From 1981 to 1984, he was Vice President Engineering for Cogenic. From 1984 to present, he has been president of Power Management Corp. Mr. McGovern holds both his BSEE and MBA degrees from Louisiana State University.

         Nils A. Kindwall. Mr. Kindwall has served as a consultant to the Company since 1994. Mr. Kindwall was Vice Chairman of Freeport McMoran, Inc. from 1975 until his retirement in 1993. At Freeport McMoran, he was principally responsible for developing and financing major natural resource projects throughout the world. He has served on the National Advisory Board of Chemical Bank, and is on the board of directors of John Wiley & Sons, Inc. and Metall Mining Corporation. Mr. Kindwall received his BA degree in Economics from Princeton University and his MBA from Columbia University.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires certain officers, directors, and beneficial owners of more than ten percent (10%) of the Common Stock to file reports of ownership and changes in their ownership of the equity securities of the Company with the Securities and Exchange Commission and Nasdaq. Based solely on a review of such reports and certain representations furnished the Company during the last fiscal year, the Company believes that no officers, directors or beneficial owners of more than ten percent (10%) of the Common Stock failed to file on a timely basis reports required by Section 16(a) of the Exchange Act during the fiscal year ended January 31, 1997.


ITEM 10.   EXECUTIVE COMPENSATION.

         The information required by Item 10 of Form 10-KSB is contained in and is incorporated by reference from, the Proxy Statement for the Company's 1997 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by Item 11 of Form 10-KSB is contained in and is incorporated by reference from, the Proxy Statement for the Company's 1997 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by Item 12 of Form 10-KSB is contained in and is incorporated by reference from, the Proxy Statement for the Company's 1997 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A.


ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 18-K.

A.       EXHIBITS.



 EXHIBIT
  NUMBER        DESCRIPTION
  ------        -----------
    3.1         Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware *

    3.2         By-Laws of the Company **

    3.3         Articles of Organization of Steamboat Envirosystems, L.C. *

    4.1         Specimen Stock Certificate *

    4.2         Form of Warrant *

    4.3         Form of Warrant Agreement *

    4.4         Form of Representative's Purchase Option *

    10.1        Plan of Reorganization of Cogenic Energy Systems, Inc. **

    10.2        18% Convertible Subordinated Debenture due 2004 **


 EXHIBIT
  NUMBER       DESCRIPTION
  ------       -----------
   10.3        Employment Agreement, dated as of November 11, 1993,
               between the Company and Richard Nelson **

   10.3(a)     Amendment to Employment Agreement between October 15,
               1996 **

   10.4 Employment Agreement, dated as of December 11, 1993, between the Company and Theodore Rosen **

   10.4(a) Amendment to Employment Agreement between the Company and Theodore Rosen dated October 15, 1996 *

   10.5 Purchase Agreement, dated as of January 24, 1994, between Lehi Co-Gen Associates, L.C. and Lehi
               Envirosystems, Inc. **

   10.6        Operating Agreement among Far West Capital, Inc., Suma
               Corporation and Lehi Envirosystems, Inc. dated January
               24, 1994 *

   10.7        Form of Purchase and Sale Agreement between Far West
               Capital, Inc., Far West Electric Energy Fund, L.P., 1-A
               Enterprises, the Company and Steamboat LLC *

   10.8        Form of Operation and Maintenance Agreement between
               Steamboat LLC and S.B. Geo, Inc. *

   10.9 Letter Agreement, dated as of November 8, 1994, between the Company, PSC Cogeneration Limited Partnership,
               Central Hudson Cogeneration, Inc. and Independent Energy
               Finance Corporation *

   10.10       Agreement among the Company, Plymouth Envirosystems,
               Inc., IEC Plymouth, Inc. and Independent Energy Finance
               Corporation dated November 16, 1994 *

   10.11       Amended and Restated Agreement of Limited Partnership of
               Plymouth Cogeneration Limited Partnership among PSC
               Cogeneration Limited Partnership, Central Hudson
               Cogeneration, Inc. and Plymouth Envirosystems, Inc.
               dated November 1, 1994 *

   10.12       Amended and Restated Agreement of Limited Partnership of
               PSC Cogeneration Limited Partnership among IEC Plymouth,
               Inc., Independent Energy Finance Corporation and
               Plymouth Envirosystems, Inc. dated December 28, 1994 *

   10.13       Purchase and Sale Agreement, dated as of December 31,
               1995, between the Company, Far West Capital, Inc., Far
               West Electric Energy Fund, L.P., 1-A Enterprises and
               Steamboat Envirosystems, LLC *

   10.13(a)    Letter Agreement, dated September 25, 1996, between the
               Company and Far West Capital, Inc. *

   10.14       Joint Development Memorandum of Intent dated September
               20, 1994, between the Company and Cowen Partnership *

   10.15       Agreement dated May 4, 1995 between the Company and
               Indus LLC *

   10.16       Security Agreement and Financing Statement among the
               Company, Lehi Envirosystems, Inc., Plymouth
               Envirosystems, Inc. and Anchor Capital Company, LLC dated June 14, 1995, as amended *


 EXHIBIT
  NUMBER      DESCRIPTION
  ------      -----------
  10.17       Stock Pledge Agreement among Richard H. Nelson, Theodore
              Rosen, Anchor Capital Company, LLC and the Company dated
              June 14, 1995 *

  10.18       Loan Agreement among the Company, Lehi Envirosystems,
              Inc., Plymouth Envirosystems and Solvation, Inc. dated as of December 15, 1995, as amended *

  10.19       Pledge Agreement between the Company and Solvation, Inc.
              dated as of December 15, 1995 *

  10.20       Lease dated September 1, 1995 between the Company and
              Gaedeke Holdings, Ltd. *

  10.21       Documents related to Private Placement *

  10.21(a)    Certificate of Designations *

  10.22       Purchase Agreement between the Company and Westinghouse
              Electric Corporation dated as of November 6, 1995 and amendments thereof *

  10.23 Letter of intent to the Company from Bluebeard's Castle, Inc. dated August 8, 1996 *

  10.24       Form of Joint Venture Agreement among the Company and
              Bluebeard's Castle, Inc. and Bluebeard Hilltop Villas dated as of August 6, 1996 *

  10.25(a)    Long-Term Agreement for the Purchase and Sale of
              Electricity Between Sierra Pacific Power Company and Far
              West Capital, Inc. dated October 29, 1988 *

  10.25(b) Assignment of Interest, dated December 10, 1988 by and between Far West Capital, Inc. and 1-A Enterprises *

  10.25(c)    Letter dated August 18, 1989 by Gerald W. Canning, Vice
              President of Electric Resources, consenting to the Assignment of Interest on behalf of Sierra Pacific Power
              Company *

  10.26(a)    Agreement for the Purchase and Sale of Electricity,
              dated as of November 18, 1983 between Geothermal
              Development Associates and Sierra Pacific Power Company
              *

  10.26(b)    Amendment to Agreement for Purchase and Sale of
              Electricity, dated March 6, 1987, by and between Far
              West Hydroelectric Fund, Ltd. and Sierra Pacific Power
              Company *

  10.27 Loan and Option Agreement dated August, 1996 by and among NRG Company, LLC and Reno Energy, LLC and ART, LLC and FWC Energy, LLC, and amendments thereto *

  10.28       Promissory Note dated August 9, 1996 for $300,000 from
              Reno Energy, LLC to NRG Company, LLC *

  10.29       Letter of Intent dated July 15, 1996 on behalf of Reno
              Energy, LLC *

  10.30       Limited Liability Company Operating Agreement of NRG
              Company, LLC dated as of September 8, 1996, and amendments thereto *

  10.31       Form of Limited Liability Company Operating Agreement of
              Steamboat, Envirosystems, L.C. dated as of October ,
              1996 *

  10.32       Form of Debenture Conversion Agreement *


 EXHIBIT
  NUMBER      DESCRIPTION
  ------      -----------
  10.33(a)    First Amended and Restated Loan and Option Agreement,
              dated April 9, 1997, by and between USE Geothermal LLC,
              and Reno Energy LLC, ART, LLC and FWC Energy, LLC ***

  10.33(b) Note in the amount of $1,200,000, dated as of April 9, 1997, made by Reno Energy LLC in favor of USE Geothermal
              LLC ****

  10.33(c)    Security Agreement, dated as of April 9, 1997, made by
              Reno Energy LLC in favor of USE Geothermal LLC ****

  10.33(d) Form of Security Agreement and Collateral Assignment, entered into by and between USE Geothermal LLC and both
              FWC Energy LLC and ART LLC ****

  10.33(e)    Guaranty Agreement, dated as of April 9, 1997, made by
              FWC Energy LLC and ART LLC in favor of USE Geothermal
              LLC ****

  10.34       1996 Stock Option Plan

  10.35 Employment Agreement, dated as of March 1, 1997, between the Company and Terrence Page

  10.36 Form of 9% Convertible Subordinated Secured Debenture due 2004

  21.1        Subsidiaries of the Company

  27          Financial Data Schedule

* Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-94612).
** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended January 31, 1994 (File No. 0-10238).
*** Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended July 31, 1996 (File No. 0-10238).
**** Incorporated by reference to the Company's Current Report on Form 8-K filed on April 24, 1997 (File No. 0-10238).


B.    REPORTS ON FORM 8-K.

      No reports on Form 8-K were filed by the Registrant during the last quarter of the fiscal year ended January 31, 1997.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                U.S. ENERGY SYSTEMS, INC.



                                By  /s/ Seymour J. Beder
                                    -------------------------------------------
                                     Seymour J. Beder
                                     Chief Financial and Accounting Officer
                                     and Controller

April 30, 1997


         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Richard H. Nelson and Seymour J. Beder as his true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the foregoing, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.



       SIGNATURE                          TITLE                                   DATE
       ---------                          -----                                   ----
U.S. ENERGY SYSTEMS, INC

/s/ Theodore Rosen
--------------------------------
Theodore Rosen                      Chairman of the Board of Directors          April 30, 1997


/s/ Richard H. Nelson
--------------------------------
Richard H. Nelson                   President and Chief Executive Officer       April 30, 1997
                                    (Principal Executive Officer)

/s/ Seymour J. Beder
--------------------------------
Seymour J. Beder                    Chief Financial and Accounting Officer      April 30, 1997
                                    and Controller (Principal Financial and
                                    Accounting Officer)

/s/ Evan Evans
--------------------------------
Evan Evans                          Director                                    April 30, 1997


/s/ Allen Rothman
--------------------------------
Allen Rothman                       Director                                    April 30, 1997


/s/ Todd Goodwin
--------------------------------
Todd Goodwin                        Director                                    April 30, 1997

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                      (FORMERLY U.S. ENVIROSYSTEMS, INC.)

                                     INDEX

                                                               PAGE
                                                              NUMBER
                                                              ------
U.S. Energy Systems, Inc. and Subsidiaries:
  Report of Independent Auditors............................    F-2
  Consolidated Balance Sheet as at January 31, 1997.........    F-3
  Consolidated Statements of Operations for the Years Ended
     January 31, 1997 and January 31, 1996..................    F-4
  Consolidated Statements of Changes in Stockholders' Equity
     for the Years Ended January 31, 1997 and January 31,
     1996...................................................    F-5
  Consolidated Statements of Cash Flows for the Years Ended
     January 31, 1997 and January 31, 1996..................    F-6
  Notes to Financial Statements.............................    F-7

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
U.S. Energy Systems, Inc.
West Palm Beach, Florida

     We have audited the accompanying consolidated balance sheet of U.S. Energy Systems, Inc. (formerly U.S. Envirosystems, Inc.) and subsidiaries as at January 31, 1997 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period then ended. These statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the financial position of U.S. Energy Systems, Inc. and subsidiaries at January 31, 1997, and the results of their operations and their cash flows for each of the years in the two-year period then ended in accordance with generally accepted accounting principles.

/s/ Richard A. Eisner & Company, LLP

New York, New York
March 20, 1997

With respect to Note C[2]
April 10, 1997

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                      (FORMERLY U.S. ENVIROSYSTEMS, INC.)

                           CONSOLIDATED BALANCE SHEET
                             AS AT JANUARY 31, 1997

                                     ASSETS

Current assets:
  Cash......................................................  $ 4,125,000
  Accounts receivable.......................................      225,000
  Note receivable (Note C[2])...............................      300,000
  Other current assets......................................      112,000
                                                              -----------
          Total current assets..............................    4,762,000
Property, plant and equipment, net (Notes B[2] and D).......    4,111,000
Investments in Joint Ventures -- at equity:
  Lehi Independent Power Associates, L.C. (Notes B[3] and
     E[1])..................................................    1,046,000
  Plymouth Cogeneration Limited Partnership (Notes B[3]and
     E[2])..................................................      619,000
Deposit (Note C[2]).........................................      100,000
Other assets................................................       13,000
                                                              -----------
          Total.............................................  $10,651,000
                                                              ===========

                                  LIABILITIES

Current liabilities:
  Accrued expenses and other current liabilities (Note F)...  $ 1,011,000
  Convertible subordinated secured debentures (Notes I and
     L).....................................................      150,000
  Pre-reorganization income taxes payable and accrued
     interest (Note F)......................................      383,000
                                                              -----------
          Total current liabilities.........................    1,544,000
Convertible subordinated secured debentures (including due
  to related parties of $207,000) (Notes I and L)...........      875,000
Advances from Joint Ventures (Note E[2])....................       31,000
                                                              -----------
          Total liabilities.................................    2,450,000
                                                              -----------
Minority interest...........................................      334,000
                                                              -----------
Commitments and contingencies (Note K)

                              STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, authorized 5,000,000
  shares; issued and outstanding, none (Note J[1])
Common stock, $.01 par value, authorized 35,000,000 shares;
  issued and outstanding 4,334,193..........................       43,000
Additional paid-in capital..................................   12,718,000
Accumulated deficit.........................................   (4,894,000)
                                                              -----------
          Total stockholders' equity........................    7,867,000
                                                              -----------
          Total.............................................  $10,651,000
                                                              ===========

  The accompanying notes to financial statements are an integral part hereof.

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                      (FORMERLY U.S. ENVIROSYSTEMS, INC.)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                YEAR ENDED JANUARY 31,
                                                              --------------------------
                                                                 1997           1996
                                                              -----------    -----------
Revenues....................................................  $   266,000    $         0
                                                              -----------    -----------
Cost and expenses:
  Operating expenses........................................      162,000         27,000
  Administrative expenses...................................    1,159,000        826,000
  Interest expense (net of interest income of $18,000 in
     1997)..................................................      805,000        604,000
  Loss from Joint Ventures..................................      163,000         17,000
                                                              -----------    -----------
          Total cost and expenses...........................    2,289,000      1,474,000
                                                              -----------    -----------
(Loss) before extraordinary item............................   (2,023,000)    (1,474,000)
Extraordinary gain (loss) from restructuring of liabilities
  (Note G)..................................................      (25,000)        83,000
                                                              -----------    -----------
NET (LOSS)..................................................   (2,048,000)    (1,391,000)
Fair value of common shares issued over carrying amount of
  preferred stock exchanged (Note B[4]).....................     (633,000)
Dividends on preferred stock................................                     (21,000)
                                                              -----------    -----------
(Loss) applicable to common stock...........................  $(2,681,000)   $(1,412,000)
                                                              ===========    ===========
Per share of common stock:
  (Loss) before extraordinary item..........................  $     (2.56)   $     (3.41)
                                                              ===========    ===========
  Net (loss)................................................  $     (2.58)   $     (3.22)
                                                              ===========    ===========
Weighted average common shares outstanding..................    1,037,239        438,773
                                                              ===========    ===========

  The accompanying notes to financial statements are an integral part hereof.

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                      (FORMERLY U.S. ENVIROSYSTEMS, INC.)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                  PREFERRED STOCK              COMMON STOCK
                                 -----------------   ---------------------------------
                                 NUMBER               NUMBER               ADDITIONAL
                                   OF                   OF                   PAID-IN     ACCUMULATED
                                 SHARES    AMOUNT     SHARES     AMOUNT      CAPITAL       DEFICIT        TOTAL
                                 -------   -------   ---------   -------   -----------   -----------   -----------
Balance -- February 1, 1995....                        434,650   $ 4,000   $    41,000   $(1,455,000)  $(1,410,000)
Sale of common stock...........                          5,000                  34,000                      34,000
Value assigned to preferred
  stock issued in connection
  with loans payable...........  57,500    $1,000                               28,000                      29,000
Value assigned to additional
  warrants issued in connection
  with notes payable...........                                                  9,000                       9,000
Net (loss) for the year ended
  January 31, 1996.............                                                          (1,391,000)    (1,391,000)
                                 -------   -------   ---------   -------   -----------   -----------   -----------
Balance -- January 31, 1996....  57,500     1,000      439,650     4,000       112,000   (2,846,000)    (2,729,000)
Cash paid for fractional
  shares.......................                           (457)
Proceeds from public offering,
  net of registration costs....                      3,565,000    36,000    11,921,000                  11,957,000
Conversion of debentures to
  common stock and warrants....                        125,000     1,000       499,000                     500,000
Exchange of preferred stock for
  common stock.................  (57,500)  (1,000)     205,000     2,000        (1,000)                          0
Fair value of options issued
  for consulting services......                                                187,000                     187,000
Net (loss) for the year ended
  January 31, 1997.............                                                          (2,048,000)    (2,048,000)
                                 -------   -------   ---------   -------   -----------   -----------   -----------
Balance -- January 31, 1997....       0    $    0    4,334,193   $43,000   $12,718,000   $(4,894,000)  $ 7,867,000
                                 =======   =======   =========   =======   ===========   ===========   ===========

  The accompanying notes to financial statements are an integral part hereof.

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                      (FORMERLY U.S. ENVIROSYSTEMS, INC.)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED JANUARY 31,
                                                              --------------------------
                                                                 1997           1996
                                                              -----------    -----------
Cash flows from operating activities:
  Net (loss)................................................  $(2,048,000)   $(1,391,000)
  Adjustments to reconcile net (loss) to net cash (used in)
    operating activities:
    Depreciation and amortization...........................       23,000
    Amortization of debt discount...........................       54,000         42,000
    Amortization of purchase price in excess of equity in
      Joint Ventures........................................       59,000         59,000
    Amortization of deferred financing costs................                      72,000
    Options issued for consulting services..................      187,000
    Loss (gain) from restructuring of liabilities...........       25,000        (83,000)
    Equity in (income) loss of Joint Ventures, net of
      distributions.........................................      146,000        (13,000)
    Changes in operating assets and liabilities:
       (Increase) in accounts receivable....................     (225,000)
       (Increase) in other current assets...................      (96,000)
       Decrease in other assets.............................       93,000          2,000
       (Increase) decrease in accrued expenses and other
       current liabilities..................................     (596,000)       671,000
       Accrued interest on pre-reorganization income taxes
       payable..............................................       63,000
                                                              -----------    -----------
         Net cash (used in) operating activities............   (2,315,000)      (641,000)
                                                              -----------    -----------
Cash flows from investing activities:
  Acquisition of business, net of cash acquired.............   (3,357,000)
  Acquisition of equity interest in subsidiary..............     (265,000)        (9,000)
  Deposit...................................................     (100,000)
  Security deposit on proposed acquisition..................                     (50,000)
  Costs incurred in connection with the proposed
    acquisitions............................................                      (3,000)
  Collection of loans receivable -- officer.................                      33,000
                                                              -----------    -----------
         Net cash (used in) investing activities............   (3,722,000)       (29,000)
                                                              -----------    -----------
Cash flows from financing activities:
  Proceeds from issuance of common stock....................   14,616,000         34,000
  Proceeds from loans payable and preferred stock...........      175,000        785,000
  Proceeds from issuance of notes payable...................                      25,000
  Public offering costs.....................................   (2,659,000)
  Payment of notes payable..................................   (1,000,000)
  Payment of loans payable..................................     (960,000)
  Payment of deferred financing costs.......................                    (102,000)
  Payment of pre-reorganization payroll taxes payable.......      (28,000)       (34,000)
  Payment of pre-reorganization income taxes payable........                      (9,000)
  Advances from Joint Ventures..............................       16,000         15,000
  Deferred registration costs...............................                     (50,000)
                                                              -----------    -----------
         Net cash provided by financing activities..........   10,160,000        664,000
                                                              -----------    -----------
NET INCREASE (DECREASE) IN CASH.............................    4,123,000         (6,000)
Cash -- beginning of the period.............................        2,000          8,000
                                                              -----------    -----------
CASH -- END OF THE PERIOD...................................  $ 4,125,000    $     2,000
                                                              ===========    ===========
Supplemental disclosure of cash flow information:
  Cash paid for interest....................................  $ 1,083,000    $    93,000
Supplemental disclosures of noncash financing activities:
  Conversion of debentures to common stock and warrants.....      500,000
  Exchange of common stock for preferred stock..............        3,000
Details of acquisition:
  Fair value of assets acquired.............................  $ 4,134,000
  Liabilities assumed.......................................     (503,000)
  Minority interest.........................................     (274,000)
                                                              -----------
Cash paid for acquisition...................................  $ 3,357,000
                                                              ===========

  The accompanying notes to financial statements are an integral part hereof.

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                      (FORMERLY U.S. ENVIROSYSTEMS, INC.)

                         NOTES TO FINANCIAL STATEMENTS

NOTE A -- THE COMPANY:

     U.S. Energy Systems, Inc. ("USE") and subsidiaries (collectively, the "Company") are the successors to Cogenic Energy Systems, Inc. ("Cogenic"). Cogenic emerged from Chapter 11 Bankruptcy Proceedings on March 22, 1993. The Plan of Reorganization, as amended, provided that Cogenic merge with Utilities Systems Florida, Inc. ("USF") and change the name of the reorganized Cogenic to U.S. Envirosystems, Inc. ("USE").

     On May 17, 1996, the Company amended its Certificate of Incorporation to change the name of the Company to U.S. Energy Systems, Inc.

     The Company is in the business of owning, developing and operating cogeneration and independent power plants through Joint Ventures.

     In February 1996, the stockholders approved a 1 for 40 reverse stock split, effective May 6, 1996, which has been given effect in the accompanying consolidated financial statements. All reference to shares and per share amounts in the notes to financial statements have been adjusted to reflect the reverse split.

NOTE B -- SIGNIFICANT ACCOUNTING POLICIES:

     Significant accounting policies followed in the preparation of the financial statements are as follows:

          [1] Consolidation: The consolidated financial statements of the Company include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated balance sheet.

          [2] Property, plant and equipment: Property, plant and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful life of thirty years.

          [3] Investments in Joint Ventures: Investments in Joint Ventures are accounted for under the equity method. Lehi Independent Power Associates, L.C. ("LIPA") and Plymouth Cogeneration Limited Partnership ("PCLP") each have a fiscal year end December 31 which differs to the fiscal year end of the Company. No material adjustment is necessary to reconcile the December 31 year end to the Company's January 31 year end.

          [4] Net (loss) per share: Net (loss) per share is computed using the weighted average number of common shares outstanding during the period and, when dilutive, common stock equivalents. In 1997, the excess of the fair value of the common shares issued over the carrying amount of the preferred stock has been added to net loss to arrive at net loss applicable to common shareholders.

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

          [6] Fair values of financial instruments: The estimated fair value of financial instruments has been determined based on available market information and appropriate valuation methodologies. The carrying amounts of cash, escrow deposits, accounts receivable, notes receivable, other current assets, and accrued expenses and other current liabilities approximate fair value at January 31, 1997 because of the short maturity of these financial instruments. The estimated carrying value of the convertible subordinated secured debentures and pre-reorganization income taxes payable and accrued interest approximate fair value because the interest rates on these instruments approximate the market price at January 31, 1997. The fair value estimates were based on information available to management as of January 31, 1997.

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                      (FORMERLY U.S. ENVIROSYSTEMS, INC.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

          [7] Stock-based compensation: The Company accounts for employee stock option grants under the basis of Accounting Principles Board Opinion No.
     25. In fiscal 1997 the Company adopted the "disclosures only" alternative available under Financial Accounting Standards Board No. 123 ("FASB 123") for its employee stock option grants.

NOTE C -- ACQUISITIONS:

     [1] Steamboat Envirosystems, L.C.: The Company acquired a 95% interest in Steamboat Envirosystems, L.C. ("Steamboat") which has purchased two geothermal power plants (the "Steamboat Facilities") from Far West Electric Energy Fund ("FWEEF") and from 1-A Enterprises. Far West Capital Inc., the general partner and a limited partner in FWEEF, owns the remaining 5%. The transaction was accounted for as a purchase. The operating results of Steamboat have been included in the consolidated statement of operations from date of acquisition.

     The Company paid a total of $3,870,000 (including $50,000 as a down payment which was previously paid by the Company) to Steamboat to complete the acquisition of the plants and a mortgage to which the Steamboat Facilities were subject, and fund the future acquisition of certain royalty interests and plant improvements.

     Pursuant to the agreements, the Company will receive the first $1,800,000 of Steamboat's annual net income. For net income above $1,800,000, Far West Capital Inc. will receive: (i) 55% for the first five years and (ii) 5% thereafter, with the balance going to the Company.

     The Steamboat Facilities produce eight megawatts of electric power which is sold under two power purchase agreements to Sierra Pacific Power Company ("Sierra"). The current power purchase agreements with Sierra provide for price adjustment in December 1996 for Steamboat Facility 1 and December 1998 for Steamboat Facility 1A. The rate currently being paid to the Company by Sierra for Steamboat Plant 1's power production is substantially lower than what had been paid until December 1996. Under the contracts, Steamboat is required to sell power to Sierra for additional ten-year periods at the then-prevailing short-term avoided costs for electricity for Sierra.

     The Steamboat facilities are subject to certain royalty agreements which include payments for royalties in steam extraction rights and thirty percent of the net revenue of Steamboat Facility 1 after certain deductions, starting March 1, 1997. The Company has been negotiating to acquire such royalty interests.

     The following unaudited pro forma information of the Company for the years ended January 31, 1997 and January 31, 1996 gives effect to the acquisition of Steamboat as though the acquisition occurred at February 1, 1995.

                                                                    JANUARY 31,
                                                             -------------------------
                                                                1997           1996
                                                             -----------    ----------
Revenue....................................................  $ 3,449,000    $3,549,000
Loss before extraordinary item.............................   (1,069,000)     (449,000)
Net loss...................................................   (1,094,000)     (366,000)
Net loss per share.........................................        (1.20)         (.27)

     [2] USE Geothermal, LLC (formerly NRG Company, LLC): The Company acquired for $265,000 an 81.5% interest in USE Geothermal, LLC ("USE GEO"), a Delaware limited liability company. USE GEO is involved in the development of a geothermal heating project (the "Reno Project") with Reno Energy LLC ("Reno Energy"), a Nevada limited liability company. The transaction was accounted for as a purchase.

     Under the terms of the agreements between USE GEO and Reno Energy, USE GEO has an option to acquire a 50% interest in Reno Energy (subject to certain preferential distribution interest of the founders of Reno Energy (the "Reno Option"). The Company paid $100,000 as a deposit towards the Reno Option, which is exercisable at an exercise price of $1,200,000. USE GEO did not exercise the option. On April 10, 1997, USE GEO consummated a convertible loan agreement with Reno Energy in the amount of $1,200,000 at an interest rate of

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                      (FORMERLY U.S. ENVIROSYSTEMS, INC.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

12% per annum maturing on April 10, 2027. The loan is convertible into a 50% equity interest in Reno Energy. The percentage is subject to pro-rata adjustment in the event of additional funding of the Reno Project. The loan is secured by a first lien on all the assets of Reno Energy and is personally guaranteed by Reno Energy's members.

     In addition, USE GEO granted a $300,000 loan to Reno Energy to fund pre-development expenses associated with the Reno Project. The loan is to be repaid over three years with an interest rate at 9% per annum, or with the proceeds of any financing transaction in excess of $2,000,000.

NOTE D -- PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment consist of the following at January 31, 1997:

Steamboat Springs Thermal Hydroelectric Power
  Plants -- cost............................................  $4,134,000
Less accumulated depreciation...............................      23,000
                                                              ----------
          Balance...........................................  $4,111,000
                                                              ==========

NOTE E -- INVESTMENT IN JOINT VENTURES:

     [1] Lehi Independent Power Associates, L.C.: In January 1994, Lehi Envirosystems, Inc. ("LEHI"), a subsidiary of the Company, purchased a 50% equity interest in LIPA, which owns a cogeneration project (the "Project") located in Lehi, Utah.

     The operating agreement of LIPA provides for, among other matters, the allocation of the net profits and net losses to the owners in proportion to their ownership interest. The agreement also provides for additional contributions totalling $875,000 to be shared by the owners in the event that any modification, as defined, is required to bring the Project back to full operational condition. LIPA terminates in January 2024, unless sooner dissolved by certain conditions as set forth in the operating agreement.

     During the two-year period ended January 31, 1997, the Project was not in operation.

     Far West Capital Inc., the other 50% owner of LIPA, also owns a 5% interest in Steamboat Envirosystems, L.C. (see Note C[1]).

     [2] Plymouth Cogeneration Limited Partnership: In 1994 the Company, through its subsidiary, Plymouth Envirosystems, Inc. acquired a 50% interest in Plymouth Cogeneration which owns and operates a cogeneration plant which produces electricity and heat at Plymouth State College, in Plymouth, New Hampshire. The facility provides 100% of the electrical and heating requirements for the campus, which is a part of the University of New Hampshire system, under a twenty year contract. The project, which cost $5.9 million to construct, is comprised of a combination of diesel engine-generators, heat recovery and supplemental boilers, and the complete civil works tying all campus buildings into a single heating loop. The project was financed prior to the Company's acquisition of a 50% interest through $5,110,000 in State of New Hampshire tax exempt revenue bonds and $700,000 in equity. The Company paid a total of $636,000 in cash and 11,400 shares of common stock for its 50% interest.

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                      (FORMERLY U.S. ENVIROSYSTEMS, INC.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     [3] At acquisition, LEHI's equity in the net assets of LIPA was approximately $146,000 and Plymouth's equity in the net assets of PCLP was approximately $668,000. The excess of purchase price over the underlying equities of LEHI and Plymouth have been allocated to the plants of LIPA and PCLP, respectively, and is being amortized over the remaining life of such assets. At January 31, 1997, the estimated remaining life of the plants is as follows:

                                                              -- 27
LIPA -- buildings                                             years
                                                              --  5
     -- machinery and equipment                               years
                                                              -- 18
Plymouth -- plant                                             years

     [4] The following is summarized financial information of LIPA and PCLP as at December 31, 1996 and for the two-year periods then ended:

                                                                 DECEMBER 31, 1996
                                                              -----------------------
                                                                 LIPA         PCLP
                                                              ----------   ----------
Current assets..............................................  $   36,000   $  180,000
Property, plant and equipment at cost (net).................     257,000    5,335,000
Other assets................................................                  941,000
                                                              ----------   ----------
          Total assets......................................     293,000    6,456,000
Current liabilities.........................................     (25,000)    (443,000)
Long-term debt..............................................               (4,924,000)
                                                              ----------   ----------
Equity......................................................  $  268,000   $1,089,000
                                                              ==========   ==========
Share of equity in Joint Ventures...........................  $  134,000   $  545,000
Investments in Joint Ventures in excess of equity...........     912,000       74,000
                                                              ----------   ----------
          Total investments in Joint Ventures...............  $1,046,000   $  619,000
                                                              ==========   ==========

                                                        YEAR ENDED DECEMBER 31,
                                             ---------------------------------------------
                                                    LIPA                    PCLP
                                             -------------------   -----------------------
                                               1996       1995        1996         1995
                                             --------   --------   ----------   ----------
Revenue....................................                        $1,189,000   $1,150,000
                                                                   ==========   ==========
Gain on sale of fixed assets...............             $236,000
                                                        ========
Net income (loss)..........................  $(87,000)  $172,000   $ (120,000)  $  (87,000)
                                             ========   ========   ==========   ==========
Equity in net income (loss)................  $(44,000)  $ 86,000   $  (60,000)  $  (44,000)
Amortization of purchase price over
  equity...................................   (55,000)   (55,000)      (4,000)      (4,000)
                                             --------   --------   ----------   ----------
Net income (loss) from Joint Ventures......  $(99,000)  $ 31,000   $  (64,000)  $  (48,000)
                                             ========   ========   ==========   ==========
Return of capital/distribution/dividend....             $ 25,000   $   20,000
                                                        ========   ==========

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                      (FORMERLY U.S. ENVIROSYSTEMS, INC.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

NOTE F -- ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

     Accrued expenses and other current liabilities at January 31, 1997 are comprised of the following:

Payables relating to acquisition............................  $  503,000
Offering costs payable......................................     217,000
Professional fees...........................................     230,000
Accrued interest............................................       8,000
Accrued payroll and related taxes...........................      10,000
Other.......................................................      43,000
                                                              ----------
          Total.............................................  $1,011,000
                                                              ==========

NOTE G -- PRE-REORGANIZATION INCOME TAXES PAYABLE:

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

     The $110,000 initial payment was not paid until April 1997. The Company is currently negotiating the settlement of the remaining balance.

     During the year ended January 31, 1996, the Company reached settlements with the tax authorities resulting in extraordinary gains from restructuring of liabilities of $83,000.

NOTE H -- INCOME TAXES:

     Deferred taxes at January 31, 1997 are as follows:

Potential benefit of post-reorganization operating loss
  carryforward..............................................  $ 1,443,000
Expenses for financial reporting, not yet deductible for
  taxes.....................................................      109,000
Gain on installment sale....................................     (158,000)
Valuation allowance.........................................   (1,394,000)
                                                              -----------
                                                              $         0
                                                              ===========

     The Company has fully reserved against the deferred tax asset since the likelihood of realization cannot be determined.

     The difference between the statutory tax rate of 34% and the Company's effective tax rate of 0% is due to an increase in the valuation allowance of $461,000.

     Prior to the reorganization, Cogenic had available a net operating loss carryforward, which expires through 2008, of approximately $19,000,000 for tax purposes and tax credit carryforwards of $190,000 expiring from 1998 to 2000. Utilization of the acquired net operating loss and tax credit carryforwards may be subject to limitations as a result of the reorganization. Accordingly, the Company has not recognized the deferred tax asset attributable to the acquired net operating loss and tax credit carryforwards.

     At January 31, 1997, the Company has a post-reorganization net operating loss carryforward of $3,600,000 expiring from 2010 to 2012. Under Section 382 of the Internal Revenue Code, the Company is subject to annual limitation on utilization of its net operating loss carryforwards because an ownership change of more than 50% has occured. This annual limitation is approximately $150,000 plus any built-in gain recognized in the five year period beginning on the date of the ownership change.

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                      (FORMERLY U.S. ENVIROSYSTEMS, INC.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

NOTE I -- CONVERTIBLE SUBORDINATED SECURED DEBENTURES:

     In January 1994, the Company issued $1,525,000 Convertible Subordinated Debentures (the "Debentures") bearing interest at 18% due on January 25, 2004. The Debenture holders are entitled to 50% of the Company's share of net profits of LIPA, as defined. The Debentures are collateralized by the outstanding shares of LEHI and are subordinated to senior indebtedness. Commencing January 25, 1998, the Company has the option to redeem the Debentures at 102, plus unpaid and accrued interest.

     In May 1995, the Debenture holders agreed to a partial deferment of interest payment, in return for which the Company increased the number of shares that each Debenture can be converted into from 62 shares for each $1,000 principal amount to 66 shares for each $1,000 principal amount.

     Concurrent with the public offering in December 1996, $500,000 principal amount of debentures were converted into 125,000 shares of common stock and 125,000 private warrants.

     In addition, the conversion rate of $875,000 of the Debentures was reduced to $8.00 per share (109,375 shares of common stock) and the interest rate of $875,000 in principal amount was reduced to 9%.

     Debenture holders representing $150,000 in principal amount, did not agree to participate in the restructuring and were paid in February 1997.

NOTE J -- STOCKHOLDERS' EQUITY:

     [1] Preferred stock: In June 1995, the Company issued 57,500 shares of Series One Preferred Stock in connection with borrowings which were convertible into 205,000 shares of common stock. The Company estimated the fair value of these shares of Series One Preferred Stock at approximately $29,000 and this amount is treated as a loan discount which was being amortized over the life of the loan. In December 1996, the loans were paid and the remaining balance of the loan discount amounting to $19,000 was charged to current year's operations.

     Concurrent with the public offering in December 1996, the 57,500 shares of Series One Preferred Stock were converted into 205,000 shares of common stock. The excess of the fair value of the common shares issued over the carrying amount of the preferred stock has been added to net loss to arrive at net loss applicable to common shareholders for earnings per share purposes.

     [2] Stock options and warrants: In December 1996, the Board of Directors approved the 1996 Stock Option Plan (the "1996 Plan") which provides for the granting of nonstatutory options for up to 1,000,000 shares of common stock to officers, employees, directors and consultants of the Company. The 1996 Plan is administered by a committee appointed by the Board of Directors which, within the limitation of the 1996 Plan, determines the persons to whom options will be granted, the number of shares to be covered by each option, the duration and rate of exercise of each option, the exercise price and manner of exercise, and the time, manner and form of payment upon exercise of an option. Options granted under the 1996 Plan may not be granted at a price less than the fair value of the common stock, as determined by the committee on the date of grant, and will expire not more than ten years from the date of grant.

     Options granted under the 1996 Plan are exercisable one (1) year after the date of its grant with respect to 50% of the total number of shares subject to the option, and two (2) years after the date of its grant with respect to the remaining 50% of the total number of shares subject to the option.

     Prior to December 1996, the Company granted options totalling 174,100 to officers, employees, directors and consultants of the Company under several Stock Option Agreements. Options granted under these agreements are exercisable for a period of up to five (5) years from date of grant at an exercise price as stated in the agreements.

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                      (FORMERLY U.S. ENVIROSYSTEMS, INC.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     Stock option activity is summarized as follows:

                                                           YEAR ENDED JANUARY 31,
                                                 ------------------------------------------
                                                        1997                   1996
                                                 -------------------    -------------------
                                                           WEIGHTED-              WEIGHTED-
                                                            AVERAGE                AVERAGE
                                                           EXERCISE               EXERCISE
                                                 SHARES      PRICE      SHARES      PRICE
                                                 -------   ---------    -------   ---------
Options outstanding at beginning of year.......  174,100     $7.66       20,100     $7.01
Granted........................................  642,500      3.92      154,000      7.74
                                                 -------                -------
Options outstanding at end of year.............  816,600      4.71      174,100      7.66
                                                 =======                =======
Options exercisable at end of year.............  174,100      7.66      174,100      7.66
                                                 =======                =======

     The following table presents information relating to stock options outstanding at January 31, 1997:

                         OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
    --------------------------------------------------------------   --------------------------
                                                  WEIGHTED-AVERAGE
       RANGE OF                WEIGHTED-AVERAGE    REMAINING LIFE              WEIGHTED-AVERAGE
    EXERCISE PRICE   SHARES     EXERCISE PRICE        IN YEARS       SHARES     EXERCISE PRICE
    --------------   -------   ----------------   ----------------   -------   ----------------
        $ 3.88       445,000        $ 3.88              9.92          20,000        $ 4.00
          4.00       217,500          4.00              9.28         144,000          8.00
          8.00       144,000          8.00              3.76          10,100         10.00
         10.00        10,100         10.00              2.90
                     -------                                         -------
                     816,600                            8.58         174,100
                     =======                                         =======

     As of January 31, 1997, a total of 583,400 options (including 357,500 options under the 1996 Plan) are available for future grant.

     The weighted-average fair value at date of grant for options granted during 1997 and 1996 was $3.14 and $0.96 per option, respectively. The fair value of the options at date of grant was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

                                                               YEAR ENDED
                                                              JANUARY 31,
                                                              ------------
                                                              1997    1996
                                                              ----    ----
Risk-free interest rates....................................  6.43%   5.53%
Expected option life in years...............................    10       5
Expected stock price volatility ............................    70%     70%
Expected dividend yield.....................................     0%      0%

     Had the Company elected to recognize compensation cost based on the fair value of the options at the date of grant as prescribed by FASB 123, net (loss) applicable to common stock in 1997 and 1996 would have been ($3,450,000) and ($1,476,000), respectively, or ($3.33) per share and ($3.36) per share, respectively.

     As at January 31, 1997, the Company has warrants outstanding for the purchase of its common stock as follows:

                                                              EXERCISE     EXPIRATION
DESCRIPTION                                     SHARES         PRICE          DATE
-----------                                    ---------      --------    -------------
Convertible debt.............................    125,000(a)    $ 4.00     December 2001
Debt.........................................    114,000         5.00     October 1999
Consulting services..........................      3,750        16.00     October 1999
Public offering..............................  3,565,000(a)      4.00     December 2001

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                      (FORMERLY U.S. ENVIROSYSTEMS, INC.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

---------------

(a) Redeemable at $.01 per warrant under certain conditions.

NOTE K -- COMMITMENTS AND CONTINGENCIES:

     [1] The Company has employment agreements which expire through November 30, 1998 with three of its officers. The agreements provide for minimum annual payments of $324,000 subject to upward adjustment at the discretion of the Board of Directors.

     [2] USE International, L.L.C.: In May 1995, the Company entered into a Joint Venture agreement to form a limited liability company, USE International, L.L.C. ("USE International"). USE International is owned 50% by the Company and 50% by Indus, LLC ("Indus"). USE International is managed by Indus. In connection with the agreement, the Company sold 2,500 shares of its common stock at market price to Indus and issued options to purchase 16,250 shares of the Company's common stock with an exercise price of $8.00 per share and expiring five years after date of issuance. The agreement also provides for the issuance of options to purchase up to an additional 25,000 shares of the Company's common stock at a price per share of $8.00. These options will be granted to Indus upon the signing of an initial transaction, as defined, by USE International.

     The Company has agreed to pay Indus a consulting fee of $6,000 per month. The consulting arrangement had an initial term of one year and expired in May 1996. The Company has also agreed to indemnify, defend and hold Indus harmless from all claims, losses, causes of action, liabilities, costs and expenses (including attorney's fees) which may arise in connection with the business of USE International.

     The Company is presently in arbitration with Indus. Indus claims that the Company breached its consulting arrangement. Management believes that the outcome will not have a material effect on the Company's financial position or statement of operations, however, the outcome is presently indeterminable.

     [3] U.S. Energy Systems, Inc. v. Enviro Partners, L.P. et al.: On March 27, 1997, the Company filed for a declaratory judgement action against Enviro Partners, L.P. ("Enviro") and other partners of the Enviro Limited Partnership. The Company had intended to close a private placement of its securities to Enviro concurrent with a public offering of its securities. The Company was unable to close the private placement because a condition to the private placement, NASDAQ's approval of listing the Company's publicly offered securities on the NASDAQ Small Cap Market, would not be satisfied if the private placement proceeded. NASDAQ refused to approve the requested listing because it concluded that the private placement was unfair to potential NASDAQ investors. The Company completed its public offering without closing the private placement in December 1996.

     The Company commenced the action because of threats to sue the Company by Enviro for damages sustained as a result of not completing the private placement. On March 28, 1997, Enviro counterclaimed seeking $6,000,000 of damages. Management believes the counterclaim has no merit and intends to contest vigorously, however, the outcome is presently indeterminable.

NOTE L -- RELATED PARTY TRANSACTIONS:

     Included in the outstanding debentures are amounts due to officers and an affiliate of a director (collectively the "Related Parties") of $207,000. In connection with the notes payable issued in November 1994 and paid in December 1996, an affiliate of a director was granted warrants to purchase 78,000 shares of the Company's common stock at $5.00 per share before October 31, 1999.

     During the years ended January 31, 1997 and January 31, 1996, the Company paid interest of $286,000 and $15,000, respectively, to the Related Parties.