Form 10-Q
period 1997-04-30
U S ENERGY SYSTEMS INC
filed 1997-05-23
CIK 351917

==============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                --------------
                                 FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended April 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

       For the transaction period from_____________ to ______________

                           Commission File Number:
                                    0-10238
                                    -------
                           U.S. ENERGY SYSTEMS, INC.

                Delaware                        52-1216347
      (State or Jurisdiction of              (I.R.S. Employer
      Incorporation or Organization)        Identification Number)

                              515 N. Flagler Drive
                                    Suite 702
                           West Palm Beach, FL 33401
                    (Address of Principal Executive Offices)

                                 (561)820-9779
                (Issuer's Telephone Number, Including Area Code)

                                      N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report)

     Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
 90 days.

                             Yes __X__  No _____

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.

                             Yes __X___  No _____

     State the number of shares outstanding of each of issuer's classes of common equity, as of April 30, 1997:

                   Title of Class                 Number of Shares
                   --------------                 ----------------
                      Common                        4,334,193

     Transitional Small Business Disclosure Format (check one):

                             Yes _____ No __X___

==============================================================================


Part I - Financial Information

Item 1 - Financial Statements


                  U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEET
                                 April 30,1997
                                 (Unaudited)

                                    ASSETS

     Current assets:
          Cash  . . . . . . . . . . . . . . . . . . . . .   $  2,409,000
          Accounts receivable . . . . . . . . . . . . . .        241,000
          Note receivable . . . . . . . . . . . . . . . .        278,000
          Other current assets. . . . . . . . . . . . . .         90,000
                                                            -------------
               Total current assets . . . . . . . . . . .      3,018,000

     Property, plant and equipment. . . . . . . . . . . .      4,128,000
     Note receivable. . . . . . . . . . . . . . . . . . .      1,200,000
     Investments in Joint Ventures. . . . . . . . . . . .      1,643,000
     Other assets . . . . . . . . . . . . . . . . . . . .        150,000
                                                            -------------
               Total. . . . . . . . . . . . . . . . . . .   $ 10,139,000
                                                            =============


                                 LIABILITIES

     Current liabilities:
          Accounts payable and accrued expenses . . . . .   $    807,000
          Pre-reorganization taxes payable. . . . . . . .        231,000
                                                            -------------
               Total current liabilities . . . . . . . . .     1,038,000

     Convertible subordinated secured debentures . . . . .       875,000
     Other liabilities . . . . . . . . . . . . . . . . . .        36,000
                                                            -------------
               Total liabilities . . . . . . . . . . . . .     1,949,000
                                                            -------------
     Minority interests. . . . . . . . . . . . . . . . . .       494,000
                                                            -------------

                             STOCKHOLDERS' EQUITY

     Common stock. . . . . . . . . . . . . . . . . . . . .        43,000
     Additional paid-in capital  . . . . . . . . . . . . .    12,718,000
     Accumulated (deficit) . . . . . . . . . . . . . . . .    (5,065,000)
                                                            -------------
          Total stockholders' equity . . . . . . . . . . .     7,696,000
                                                            -------------
          Total. . . . . . . . . . . . . . . . . . . . . .   $10,139,000
                                                            =============

                       See notes to financial statements.

                  U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  Three Months Ended April 30, 1997 and 1996
                                 (Unaudited)


                                                    1997          1996
                                                -----------   -----------
     Revenues. . . . . . . . . . . . . . . .    $  375,000    $        -
     Operating expenses. . . . . . . . . . .       199,000             -
                                                -----------   -----------

     Gross profit. . . . . . . . . . . . . .       176,000             -
     Selling, general and administrative
        expenses . . . . . . . . . . . . . .       330,000       221,000
                                                -----------   -----------

     Operating (loss). . . . . . . . . . . .      (154,000)     (221,000)
                                                -----------   -----------
     Interest income . . . . . . . . . . . .        48,000             -
     Interest expense. . . . . . . . . . . .       (39,000)     (170,000)
     Loss from Joint Ventures. . . . . . . .       (26,000)      (39,000)
                                                -----------   -----------
     Net (loss). . . . . . . . . . . . . . .    $ (171,000)   $ (430,000)
                                                ===========   ===========
     Dividends on preferred stock. . . . . .             -       (14,000)
                                                ===========   ===========
     Net (loss) applicable to common stock .    $ (171,000)   $ (444,000)
                                                ===========   ===========
     Net (loss) per common share . . . . . .    $    (0.04)   $    (1.01)
                                                ===========   ===========
     Weighted average shares outstanding . .     4,334,193       439,622
                                                ===========   ===========

                      See notes to financial statements.


                  U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                  Three Months Ended April 30, 1997 and 1996
                                 (Unaudited)

                                                    1997           1996
                                                ------------   ------------
   Cash flows from operating activities:
     Net (loss) . . . . . . . . . . . . . . . . $  (171,000)   $  (430,000)
     Adjustments to reconcile net (loss) to
       net cash (used in) operating activities:
       Amortization of debt discount. . . . . .           -          5,000
       Amortization of deferred financing and
         registration costs . . . . . . . . . .           -         19,000
       Amortization of purchase price in excess
         of equity in Joint Ventures. . . . . .      15,000         14,000
       Equity in (income)/loss of Joint Ventures,
         net of distributions . . . . . . . . .       7,000         25,000
       Depreciation provision . . . . . . . . .      34,000              -
       Changes in operating assets and liabilities:
         Decrease in current assets . . . . . .       6,000         15,000
         (Increase) in other assets . . . . . .     (37,000)             -
         Increase/(decrease) in accounts payable
           and accrued expenses . . . . . . . .    (204,000)       280,000
                                                ------------   ------------
       Net cash (used in) operating activities.    (350,000)       (72,000)
                                                ------------   ------------
   Cash flows from investing activities:
     Loans to Reno Energy LLC, net of
       repayments . . . . . . . . . . . . . . .  (1,178,000)             -
     Equipment and leasehold improve-
       ments purchases. . . . . . . . . . . . .     (51,000)             -
                                                 -----------   ------------
       Net cash (used in) investing activities.  (1,229,000)             -
                                                ------------   ------------

   Cash flows from financing activities:
     Proceeds from loans payable and preferred
       stocks . . . . . . . . . . . . . . . . .           -        125,000
     Deferred registration costs. . . . . . . .           -        (58,000)
     Payment of pre-organization taxes. . . . .    (152,000)         1,000
     Advances from Joint Ventures . . . . . . .       5,000          4,000
     Payment of convertible subordinated
       secured debentures . . . . . . . . . . .    (150,000)             -
     Contributions by minority investors. . . .     160,000              -
                                                ------------   ------------
       Net cash (used in)/provided by
         financing activities . . . . . . . . .    (137,000)        72,000
                                                ------------   ------------
   NET INCREASE (DECREASE) IN CASH. . . . . . .  (1,716,000)             -
   Cash - beginning of period . . . . . . . . .   4,125,000          2,000
                                                ------------   ------------
   CASH - END OF PERIOD . . . . . . . . . . . . $ 2,409,000    $     2,000
                                                ============   ============

   Supplemental disclosure of cash flow information:
       Cash paid for interest . . . . . . . . . $    29,000    $    34,000

   Supplemental schedule of non cash financing
    activities. . . . . . . . . . . . . . . . .      None           None


                           See notes to financial statements.


                  U. S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                  Three Months Ended April 30, 1997 and 1996
                                (Unaudited)


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

     For further information see Management's Discussion and Analysis of Financial Condition and Operating Results, and refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for its fiscal year ended January 31, 1997.


Note 2 -     Income Taxes

     No income tax provisions have been made due to losses incurred. Deferred income tax benefits have been fully reserved due to the uncertainty of future realization.


Note 3 -     Net (Loss) Per Share

     Net (Loss) per share has been computed on the basis of the weighted average number of shares outstanding during the period. Common stock equivalents have not been included in the computation since their inclusion would be anti-dilutive.


Item 2 - Management's Discussion and Analysis or Plan of Operation

                  U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Three Months Ended April 30, 1997 Compared to Three Months Ended April 30,
1996

Results of Operations

     Revenues and operating expenses in the first quarter of 1997 ("First Quarter 1997") were generated primarily from Steamboat Envirosystems, LLC, the owner of a geothermal facility in which the Company did not hold an equity interest a year earlier. The resulting gross profit to the Company in First Quarter 1997 was $176,000, compared to no revenue in the first quarter of 1996 ("First Quarter 1996").

     Selling, general and administrative expenses increased to $330,000 in First Quarter 1997, as compared to $221,000 in First Quarter 1996. The material elements in these totals are as follows:


                                            1997           1996
                                          --------       --------
     Salaries and consulting fees         $127,000       $121,000
     Steamboat Royalties                    52,000              -
     Legal and professional fees            50,000         51,000
     Insurance                              34,000              -
     All other                              67,000         49,000
                                          --------       --------
     Total                                $330,000       $221,000
                                          ========       ========



     Interest expense in First Quarter 1997 totaled $39,000, compared to $170,000 in First Quarter 1996, as a result of the Company's debt reduction. Interest income in the amount of $48,000 was earned in first Quarter 1997 on cash balances arising from the proceeds of the public offering. The Company had no interest income in First Quarter 1996.

     Loss From Joint Ventures breaks down as follows:


                                                    1997         1996
                                                 ---------    ---------
     Lehi Independent Power Associates, L.C.     $  17,000    $  21,000
     Plymouth Cogeneration Limited Partnership       9,000       18,000
                                                 ---------    ---------
          Loss from Joint Ventures               $  26,000    $  39,000
                                                 =========    =========


Liquidity and Capital Resources

     The Company had a working capital of $1,980,000 and stockholders' equity of $7,696,000 at April 30, 1997, as compared to deficits of $2,342,000 and $3,159,000, respectively, at April 30, 1996. The Company's increase in working capital and stockholders' equity is mainly a result of the Company's public offering of its securities on December 6, 1996.

     The Company's subsidiary, USE Geothermal, LLC ("USE GEO"), had previously made a loan of $300,000 (the "Original Loan") to Reno Energy LLC ("Reno Energy"), payable over three years at interest of 9% per annum. The first payment against this loan was received on March 31, 1997. The principal unpaid at April 30, 1997 is $278,000.


     In consideration for having made the Original Loan, USE GEO was granted an option to acquire a 50% equity interest in Reno Energy on or before December 31, 1996 for $1,000,000. The expiration date of the option was subsequently extended at an additional cost of $100,000 and at an increased exercise price of $1,200,000.

     Rather than exercising its option, on April 10, 1997, USE GEO entered into and consummated a convertible loan agreement with Reno
Energy (the "Loan"), pursuant to which the Company, through USE GEO, loaned Reno Energy an additional $1,200,000 and received a note
(the "Note") in return. The Note matures on April 10, 2027, subject to acceleration upon the occurrence of certain events of default. The Note accrues interest at a rate of 12% per annum while the Reno Facility is being developed (interest being payable when the Reno Facility commences commercial operations), provided that such interest will be waived in the event USE GEO exercises its new option (the "Option") to convert the Note to an equity interest in Reno Energy. After the Reno Facility has commenced commercial operations, Reno Energy will be required to pay interest on the note based on a percentage (currently 50%) of (i) Reno Energy's net cash flow from operations and (ii) net cash proceeds from certain capital transactions, after payment of certain distributions to members of Reno Energy. The Note is secured by a first lien on all of the assets of Reno Energy and is personally guaranteed by Reno Energy's members. Such personal guarantees are, in turn, secured by a first lien and pledge of the respective guarantors' membership interest in Reno Energy.

     In consideration for making the Loan, USE GEO was granted the Option, pursuant to which USE GEO may convert, for no additional consideration, at any time prior to the maturity of the Note, its right to receive principal repayment of the Note into a 50% membership interest in Reno Energy. This percentage will be adjusted proportionately in the event of additional funding of Reno Energy by USE GEO or Reno Energy's members prior to the Exercise of the Option.

     The total of the Loan and the Original Loan as of April 30, 1997 is $1,478,000.

     Minority investors in USE GEO contributed $160,000 during the First Quarter 1997.

     During the First Quarter 1997, the Company paid $152,000 to taxing authorities in partial settlement of pre-reorganization tax claims. The Company also repaid three holders of convertible secured debentures totaling $150,000.


                        Part II - Other Information


Item 1 - Legal Proceedings

     Reference is made to the Registrant's Annual Report on Form 10-KSB for the year ended January 31, 1997 for a description of material legal proceedings. There have been no material developments since the Registrants' last report with respect to the previously disclosed legal proceeding.

Item 2 - Changes in Securities

     None.

Item 3 - Defaults upon Senior Securities

     None.

Item 4 - Submission of Matters to a Vote of Security Holders

     None.

Item 5 - Other Information

     Not applicable.

Item 6 - Exhibits and Reports on Form 8-k

     (a)     Exhibits

             Exhibit 27 - Financial Data Schedule (for the use of the Commission only)

     (b)     Reports on Form 8-K

             A Form 8-K, relating to an event which occurred on April 10, 1997, was filed with the Commission on April 18, 1997. The Form 8-K was filed in connection with the consummation of a $1.2 million convertible loan agreement between USE Geothermal LLC, a Nevada limited liability company which is 86.5% owned by the Company and Reno Energy LLC. Certain material loan documents were filed with the Form 8-K.


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



Date:    May 23, 1997



U. S. Energy Systems, Inc.



By:___/s/_ Richard H. Nelson___________
    Richard H. Nelson
    President and Chief Executive Officer



By:___/s/__Seymour J. Beder_____________
    Seymour J. Beder
    Chief Financial and Accounting Officer and Controller