Form 10KSB/A
period 1997-01-31
U S ENERGY SYSTEMS INC
filed 1997-06-02
CIK 351917

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------
                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

         For the Fiscal Year ended January 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Transition Period from ________________ to __________________

                             COMMISSION FILE NUMBER:

                                     0-10238
                                     -------

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

                     Common Stock, Par Value $.01 Per Share
                     --------------------------------------
                                (Title of Class)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   X     No
                       ---         ---


         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                                      ----
         State issuer's revenues for its most recent fiscal year:  $266,000.

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of May 28, 1997:
$16,748,396.

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court. Yes  X    No
                                                                  ---      ---

         State the number of outstanding shares of each of the issuer's classes of common equity, as of May 28, 1997:

         Title of Class                           Number of Shares Outstanding
         --------------                           ----------------------------
             Common                                         4,334,191

         Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                       ---   ---

               DOCUMENTS INCORPORATED BY REFERENCE

         None.

         The Registrant's Annual Report on Form 10-KSB for the fiscal year ended January 31, 1997 is hereby amended to (i) eliminate the reference to the Registrant's Proxy Statement for its Annual Meeting of the Stockholders under the caption "Documents Incorporated by Reference" on the cover of the Form 10-KSB and (ii) include the following information hereinafter set forth as Items 10, 11 and 12 of Part III of the Form 10-KSB.

================================================================================

ITEM 10.   EXECUTIVE COMPENSATION.
----------------------------------

                           SUMMARY COMPENSATION TABLE

         The following table shows the total compensation paid by the Company during the fiscal years ended January 31, 1997, 1996, and 1995 to Mr. Richard H. Nelson, the Company's President and Chief Executive Officer. There were no other executives of the Company who received total compensation in excess of $100,000 during any of such years.

                                                                                    Long-Term
                                                    Annual Compensation            Compensation
                                                  -----------------------          ------------
                                                                                    Securities
                                   Fiscal                                           Underlying
Name and Principal Position         Year          Salary            Bonus            Options
---------------------------         ----          ------            -----           ----------
Richard H. Nelson, President
and Chief Executive Officer         1997         $150,000             --              100,000
                                    1996         $150,000             --                 --
                                    1995         $149,850             --                 --



                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)


                         Number of
                         Securities
                         Underlying           Percent of Total
                         Options/SARS         Options/SARS Granted to          Exercise or
Name                     Granted (#)          Employees in Fiscal Year         Base Price ($/sh)         Expiration Date
----                     ------------         ------------------------         -----------------         -----------------
Richard H. Nelson         100,000                        36%                      $3.88/sh               December 26, 2002


         COMPENSATION OF DIRECTORS. Inside Directors are not compensated for attendance at meetings of the Board, although certain travel expenses relating to attending meetings are reimbursed. Outside Directors are compensated at an annual rate of $10,000 plus travel expenses, and must attend at least four meetings annually. No additional compensation is given to committee members or participants in special projects.

         EMPLOYMENT CONTRACTS. Richard H. Nelson has an employment contract with the Company to serve as its Chief Executive Officer for a term of five years ending December 1, 2001. Mr. Nelson's contract provides for an annual salary of $150,000 plus normal benefits. Under the terms of Mr. Nelson's employment agreement, he may not disclose any confidential information pertaining to the Company nor compete with the Company during the term of his employment with the Company plus an additional two years. Mr. Nelson works for the Company full-time.

         Theodore Rosen has an employment contract with the Company to serve as its Chairman of the Board for a term of five years ending December 1, 2001. Mr. Rosen's contract provides for an annual salary of $60,000 plus normal benefits, subject to upward adjustment by the Board of Directors. On December 16, 1996, the Board of Directors approved an increase to $84,000 annually. Mr. Rosen devotes a minimum of 40 hours per week to the Company. Under the terms of Mr. Rosen's employment agreement, Mr. Rosen agrees that he will not disclose any confidential information pertaining to the Company nor compete with the Company during the term of his employment with the Company plus an additional two years.

         Terrence Page has an employment contract with the Company to serve as Vice President of Western Resources for a term of two years ending March 3, 1999. Mr. Page's contract calls for an annual salary of $90,000 plus normal benefits. Under the terms of Mr. Page's employment agreement, Mr. Page agrees that he will not disclose any confidential information pertaining to the Company nor compete with the Company during the term of his employment with the Company plus an additional two years.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------------------------------------------------------------------------

         The following table sets forth certain information as of May 28, 1997 regarding the ownership of the Company's Common Stock by (i) each Director of the Company, (ii) each executive officer of the Company named in the Summary Compensation Table as set forth elsewhere in this Annual Report on Form 10-KSB,
(iii) each beneficial owner of more than five percent of the Common Stock of the Company known by management and (iv) all Directors and executive officers of the Company, as a group, and the percentage of Common Stock beneficially held by them on that date.



                                                                Beneficial
                                                               Ownership (1)

NAME AND ADDRESS OF BENEFICIAL OWNER                      Shares       Percentage
------------------------------------                      ------       ----------
Richard H. Nelson....................................    132,235(2)      3.05%

Theodore Rosen.......................................    152,714(3)      3.52%

Terrence Page........................................          0(4)      0.00%

Evan Evans...........................................     22,500(5)      0.52%

Allen J. Rothman ....................................     20,000(6)      0.46%

Todd Goodwin.........................................     50,000(7)      1.15%

Cambridge Investments Limited........................    360,000(8)      8.31%
600 Montgomery Street
27th Floor
San Francisco, CA 94111

Special Situations Fund..............................    675,000(9)     14.89%
153 East 53rd Street, 51st Floor
New York, NY 10022

Mellon Bank Corporation..............................    425,000(10)     9.81%
One Mellon Bank Center
Pittsburgh, PA 15258

All officers and directors as a group (6 persons)....    377,449(2)      8.71%
                                                      (3)(4)(5)(6)(7)


(1) The tabular information gives effect to the exercise of warrants or options exercisable within 60 days of the date of this table owned in each case by the person or group whose percentage ownership is set forth opposite the respective percentage and is based on the assumption that no other person or group exercises its option. The address of each of the officers and directors is 515 North Flagler Drive, Suite 702, West Palm Beach, Florida 33401.

(2) Includes 50,000 shares issuable upon exercise of a non-qualified option at an exercise price of $3.875 per share, which becomes exercisable on June 26, 1997, but not 50,000 shares issuable upon the exercise of the same non-qualified option, which will become exercisable on December 26, 1997.

(3) Includes 11,357 shares issuable on exercise of Warrants at an exercise price of $4.00 per share, 60,250 shares issuable upon exercise of non-qualified option at an exercise price of $8.00 per share which became exercisable on

December 1, 1995, and 50,000 shares issuable upon exercise of a non-qualified option at an exercise price of $3.875 per share, which becomes exercisable on June 26, 1997. Does not include 50,000 shares issuable upon exercise of the non-qualified option at an exercise price of $3.875 which will become exercisable on December 26, 1997.

(4) Does not include 30,000 shares issuable upon exercise of a non-qualified option at an exercise price of $4.375 per share, 50% of which will become exercisable on April 3, 1998, and 50% on April 3, 1999.

(5) Includes 1,250 shares issuable upon exercise of non-qualified options at an exercise price of $4.00 per share which became exercisable on January 25, 1995, and 20,000 shares issuable upon exercise of a non-qualified option at an exercise price of $3.875 per share, which will become exercisable on June 26, 1997. Does not include 20,000 shares issuable upon exercise of the non-qualified option at an exercise price of $3.875 which will become exercisable on December 26, 1997.

(6) Includes 20,000 shares issuable upon exercise of a non-qualified option at an exercise price of $4.00 per share, which will become exercisable on July 6, 1997, but does not include 20,000 shares issuable upon exercise of the same non-qualified option, which will become exercisable on January 6, 1998.

(7) Does not include 100,000 shares issuable upon exercise of Warrants at an exercise price of $4.00 per share which will become exercisable on December 2, 1997, nor 20,000 shares issuable upon exercise of a non-qualified option at an exercise price of $4.00 per share, which will become exercisable on January 6, 1998. The figure does include 20,000 shares issuable upon exercise of the non-qualified option at an exercise price of $4.00, which will become exercisable on July 6, 1997.

(8)  Based on a Schedule 13-G notice sent to the Company on December 26, 1996.

(9)  Based on a Schedule 13-G notice sent to the Company on January 9, 1997.

(10) Based on a Schedule 13-G notice sent to the Company on February 12, 1997.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------------------------------------------------------

         The Plan of Reorganization of Cogenic Energy Systems, Inc. (the "Plan") was originally filed and financed by Richard Nelson, who was then the sole shareholder and sole director of Utility Systems Florida, Inc. ("USF"). The Plan was confirmed by the bankruptcy court in March 1993. Under the Plan, 100,000 shares of the reorganized debtor were issued to Richard Nelson as the proponent and financier of the Plan. An additional 125,000 shares (the "Merger Shares") were issued to USF upon consummation of the Plan and upon the merger of the reorganized debtor with USF. These Merger Shares were distributed to individuals and companies who purchased shares of USF for purposes of providing USF with the financing to acquire the Company and to allow the Company to continue as the surviving corporation.

         Messrs. Nelson, the President of the Company, Theodore Rosen, the Chairman of the Company, and S. Marcus Finkle, a principal stockholder of the Company, were participants in the Plymouth Loan (having loaned $25,000, $25,000 and $150,000 respectively), which accrued interest at the rate of 2.5% per annum above the prime rate, and in which the lenders, other than Messrs. Nelson and Rosen, received five-year warrants to purchase 120 shares of the Company's Common Stock for each $1,000 loaned, which warrants are exercisable at $5.00 per share. Messrs. Nelson, Rosen and Finkle benefited by the payment to them from the net proceeds of the Company's public offering of its Common Stock, which closed on December 17, 1996 (the "Offering"), of $31,000, $30,900 and $185,500,
respectively in connection with the repayment of the Plymouth Loan. Mr. Rosen, Mr. Finkle and Guernroy Ltd., a principal Stockholder, were also holders of the Company's Convertible Debentures in the amounts of $125,000, $50,000 and $50,000 respectively. Accrued interest on the Convertible Debentures repaid from the proceeds of the Offering, amounted to $33,000, $13,900 and $13,200 respectively. As part of the Debenture Conversion, the conversion rate on $875,000 of the Convertible Debentures, which remained outstanding after the Debenture Conversion, was be reduced to $8.00 per share from $16.00 per share and the interest rate thereon was reduced to 9% from 18%. In addition to payment of interest, the Company is obligated to pay the holders of the Convertible Debentures a pro rata share of 50% of LIPA's share of the net revenue (net of funds required for the payment of interest) resulting from LIPA's energy sales. Three of the 26 holders of Convertible Debentures, representing $150,000 in principal amount, did not agree to the interest rate reduction from 18% to 9% per annum, and such holders were paid their principle amounts in full in February 1997.

         In June 1995, the Company issued 57,500 shares of Series One Preferred Stock to Anchor Capital Company LLC ("Anchor") under the terms of a loan by which Anchor loaned the Company the sum of $660,000 bearing interest at the rate of 18% per annum (the "Anchor Loan"). The Anchor Loan was cross-collateralized (together with the Solvation Loan described below) by a first lien on all of the assets of the Company and 97,250 shares of Common Stock owned by Messrs. Nelson and Rosen. The purpose of the Anchor Loan was to finance the costs and expenses of the Offering and provide other funding to the Company for various costs and expenses. The Anchor Loan was repaid with $796,000 of the proceeds of the Offering, which included $136,000 of accrued interest. The 57,500 shares of Series One Preferred Stock were exchanged for 205,000 shares of Common Stock in a preferred stock exchange which was consummated concurrently with the Offering.

         In December 1995, Solvation, Inc. ("Solvation") loaned the Company $200,000, which bore an interest rate of 10% per annum and was repaid upon the closing of the Offering. Solvation loaned the Company an additional $50,000 in May 1996 on the same terms and conditions (together with the $200,000 loan, the "Solvation Loan"), which amount was also repaid upon the closing of the Offering.

         In connection with the Anchor Loan, Richard Nelson and Theodore Rosen, the Company's President and Chairman of the Board, respectively, pledged an aggregate of 97,250 shares of the Company's Common Stock to Anchor. (The pledge was later extended to secure the Solvation Loan.) These shares were released from such pledge upon repayment of the Anchor Loan and the Solvation Loan.

         During 1996, the Company engaged the law firm of Robinson, Brog, Leinwand, Greene, Genovese & Gluck P.C. for certain legal services. Mr. Rothman, a director of the Company, is a partner in that law firm.

         All transactions between the Company and its officers, directors, principal shareholders or other affiliates have been on terms no less favorable than those that are generally available from unaffiliated third parties. Any such future transactions will be on terms no less favorable to the Company than could be obtained from an unaffiliated third party on an arm's-length basis and will be approved by a majority of the Company's independent and disinterested directors.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Issuer has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of June, 1997.


                                   U.S. ENERGY SYSTEMS, INC.



                                   By   /s/ Seymour J. Beder
                                        ---------------------------------------
                                        Seymour J. Beder
                                        Chief Financial Officer,
                                        Chief Accounting Officer and Controller


         In accordance with the Exchange Act, this amended report has been signed below by the following persons, or their respective true and lawful attorney-in-fact and agent, on behalf of the registrant and in the capacities and on the dates indicated.


        SIGNATURE                                   TITLE                                  DATE
        ---------                                   -----                                  ----
U.S. ENERGY SYSTEMS, INC.


      *
---------------------------------
Theodore Rosen                          Chairman of the Board of Directors              June 2, 1997

/s/ Richard H. Nelson
---------------------------------
Richard H. Nelson                       President and Chief Executive Officer           June 2, 1997

/s/ Seymour J. Beder
---------------------------------
Seymour J. Beder                        Chief Financial Officer,
                                        Chief Accounting Officer and Controller         June 2, 1997
      *
---------------------------------
Evan Evans                              Director                                        June 2, 1997

      *
---------------------------------
Allen J. Rothman                        Director                                        June 2, 1997

      *
---------------------------------
Todd Goodwin                            Director                                        June 2, 1997



* By Richard H. Nelson, as Attorney-in-Fact.