Form 10-Q
period 1997-07-31
U S ENERGY SYSTEMS INC
filed 1997-09-11
CIK 351917

=====================================================================
                         SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D.C. 20549
                                 --------------------
                                     FORM 10-QSB
    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

                           For the Quarter ended July 31, 1997

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                            OF THE SECURITIES ACT OF 1934

                       Commission File Number:
                                0-10238
                            ----------
                       U.S. ENERGY SYSTEMS, INC.
             Delaware                                 52-1216347
      (State of Incorporation)       (I.R.S. Employer Identification Number)

                              515 N. Flagler Drive
                                    Suite 702
                           West Palm Beach, FL 33401
                                (561)820-9779
      (Address of registrant's principal executive offices)

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

As of July 31, 1997, the number of outstanding shares of the registrant's Common Stock was as follows:

 Title of Class                  Number of Shares
 --------------                  ----------------
     Common                          4,334,190

Transitional Small Business Disclosure Format:
 [  ] Yes   [ X ] No

=====================================================================

                          PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


                      U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEET
                                    July 31, 1997
                                     (Unaudited)

                              ASSETS
Current Assets:
     Cash. . . . . . . . . . . . . . . . .              $  2,007,000
     Accounts receivable . . . . . . . . .                   212,000
     Note receivable . . . . . . . . . . .                   255,000
     Other current assets. . . . . . . . .                    62,000
                                                        -------------
          Total Current Assets                                                                          2,536,000
Property, plant and equipment, net. . . . .                4,128,000
Note receivable . . . . . . . . . . . . . .                1,275,000
Investments in Joint Ventures . . . . . . .                1,588,000
Deferred acquisition costs. . . . . . . . .                   90,000
Other assets. . . . . . . . . . . . . . . .                  150,000
                                                        -------------
          Total . . . . . . . . . . . . . . . . . .     $  9,767,000
                                                        =============
                              LIABILITIES
 Current liabilities:
     Accounts payable and accrued expenses. . . . .    $     844,000
     Pre-reorganization income taxes payable. . . .          186,000
                                                       --------------
          Total current liabilities . . . . . . . .        1,030,000
Convertible subordinated secured debentures . . . .          875,000
Other liabilities . . . . . . . . . . . . . . . . .           37,000
                                                       --------------
          Total liabilities . . . . . . . . . . . .        1,942,000
                                                       --------------
Minority interests. . . . . . . . . . . . . . . . .          454,000
                                                       --------------

                         STOCKHOLDERS' EQUITY
Common stock. . . . . . . . . . . . . . . . . . . .           43,000
Additional paid-in capital. . . . . . . . . . . . .       12,718,000
Accumulated (deficit) . . . . . . . . . . . . . . .       (5,390,000)
                                                       --------------
          Total stockholders' equity. . . . . . . .        7,371,000
                                                       --------------
          Total . . . . . . . . . . . . . . . . . .    $   9,767,000
                                                       ==============
                   See notes to financial statements



                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)

                             Three months Ended            Six months Ended
                                   July  31                    July 31
                           -----------------------   ------------------------
                               1997        1996          1997         1996
                           -----------  ----------   -----------  -----------
Revenues                   $  367,000   $       -    $  742,000   $        -
Operating expenses            213,000           -       412,000            -
                           -----------  ----------   -----------  -----------
Gross Profit                  154,000           -       330,000            -
Selling, general and
  administrative expense      366,000     187,000       685,000      408,000
Litigation Costs              136,000           -       147,000            -
                           -----------  ----------   -----------  -----------
Operating (loss)             (348,000)   (187,000)     (502,000)    (408,000)
                           -----------  ----------   -----------  -----------
Interest income                41,000           -        89,000            -
Interest expense              (20,000)   (158,000)      (59,000)    (328,000)
Loss from Joint Ventures      (34,000)    (53,000)      (60,000)     (92,000)
                           -----------  ----------   -----------  -----------
Net (Loss) before
  extraordinary item         (361,000)   (398,000)     (532,000)    (828,000)
Extraordinary gain (loss)
  from restructuring of
  liabilities                  36,000           -        36,000            -
                           -----------  ----------   -----------  -----------
Net (loss)                 $ (325,000)  $ (398,000)  $ (496,000)  $ (828,000)
                           -----------  -----------  -----------  -----------

Dividends on preferred
  stock                             -      (14,000)           -      (29,000)
Net (loss) applicable to
  common stock             $ (325,000)  $ (412,000)  $ (496,000)  $ (857,000)
                           ===========  ===========  ===========  ===========
Net (loss) per common
  share                    $    (0.07)  $    (0.94)  $    (0.11)  $    (1.95)
                           ===========  ===========  ===========  ===========
Weighted average shares
  outstanding               4,334,190      439,650    4,334,190      439,650
                           ===========  ===========  ===========  ===========
                       See notes to financial statements

                      U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
                             Six Months Ended July 31, 1997
                                   (Unaudited)

                           Common Stock
                   -------------------------------
                                       Additional
                     Number              Paid-in    Accumulated
                   of Shares  Amount     Capital     Deficit       Total
                   ---------  -------  -----------  ------------  ----------
Balance, January
  31, 1997         4,334,193  $43,000  $12,718,000 $(4,894,000)  $7,867,000
Cash paid for
  fractional shares       (3)
Net (Loss) for the
  six months ended
  July 31, 1997
  (Unaudited)                                         (496,000)    (496,000)
                   ---------  -------  ----------- ------------  -----------
Balance, July 31,
  1997 (Unaudited) 4,334,190  $43,000  $12,718,000 $(5,390,000)  $7,371,000
                   =========  =======  =========== ============  ===========

                           See notes to financial statements

          U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CASH FLOWS
           Six Months Ended July 31, 1997 and 1996
                     (Unaudited)

                                                     1997           1996
                                                -------------   -----------
Cash flows from operating activities:
   Net (loss)                                   $   (496,000)   $ (828,000)
   Adjustments to reconcile net (loss)
    to net cash (used in) operating activities:
       Amortization of debt discount                       -        10,000
       Amortization of deferred financing and
         registration costs                                -        39,000
       Amortization of purchase price in excess
         of equity in Joint Ventures                  28,000        26,000
       Equity in (income)/loss of Joint Ventures,
         net of distributions                         52,000        66,000
       Accrued interest on pre-organization
         taxes payable                                     -        24,000
       Deprecation provision                          74,000             -
       Gain from restructuring of liabilities        (36,000)            -
       Changes in operating assets and liabilities:
          Decrease in current assets                 107,000             -
          (Increase) in other assets                 (47,000)      (19,000)          Increase/(decrease) in accounts
            payable and accrued expenses            (131,000)      673,000
                                                -------------   -----------
        Net cash (used in) operating activities     (449,000)       (9,000)
                                                                                         ----------------      ---------------
Cash flows from investing activities:
   Loans to Reno Energy LLC                       (1,275,000)            -
   Deferred Acquisition Costs                        (90,000)            -
   Equipment and leasehold improvements purchase     (84,000)            -
                                                -------------   -----------
        Net cash (used in) investing activities   (1,449,000)            -
                                                -------------  ------------
Cash flows from financing activities:
      Proceeds from loans payable and
        preferred stock                                    -       175,000
      Payment of deferred financing costs                  -      (176,000)
      Payment of pre-reorganization taxes           (197,000)            -
      Advances from Joint Ventures                     7,000         9,000
      Payment of convertible subordinated
        secured debentures                          (150,000)            -
      Contributions by minority investors            120,000             -
                                                -------------   -----------
        Net cash (used in)/provided by
             financing activities                   (220,000)        8,000
                                                -------------   -----------
NET INCREASE (DECREASE) IN CASH                   (2,118,000)       (1,000)
Cash - beginning of period                         4,125,000         2,000
                                                -------------   -----------
CASH - END OF THE PERIOD                        $  2,007,000    $    1,000
                                                ============    ===========
Supplemental disclosure of cash flow information:
      Cash paid for interest                     $    49,000    $  154,000
Supplemental schedule of noncash financing
   activities                                       None            None

                     See notes to financial statements

                   U. S. ENERGY SYSTEMS, INC., AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                      SIX MONTHS ENDED JULY 31, 1997 AND 1996
                                   (Unaudited)


Note 1         Basis of Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with instructions to Form 10-QSB and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. The results for the three and six month periods are not necessarily indicative of results for the full year.

     For further information see Management's Discussion and Analysis of Financial Condition and Operating Results, and refer to the financial statements and footnotes included in the Company's Annual Report on Forms 10-KSB and 10-KSB/A for its fiscal year ended January 31, 1997.

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

Note 4         Subsequent Events

          New Acquisition
          ---------------------

     American Enviro-Services, Inc., Newburgh, Indiana. On August 18, 1997 the Company acquired American Enviro-Services, Inc., which specializes in recycling of used motor and industrial oils, waste water treatment, environmental consulting, remediation services and Phase, I, II and III environmental assessments. It provides 24 hour emergency response services throughout midwestern United States. The acquisition which was accounted for under the purchase method of accounting, was made in exchange for 665,000 shares of the Company's common stock and $150,000 in cash.

     American Enviro-Services, Inc. will continue to operate as a wholly owned subsidiary of the Company, and will be the nucleus of a new division called USE-Environmental. Howard A. Nevins, the President of the subsidiary, has been elected to the Board of Directors of the Company and has been appointed Executive Vice President of the Company.

     Included in the Company's Balance Sheet is Deferred Acquisition Costs of $90,000. This includes the due diligence costs related to American Enviro-Services and to other potential acquisitions under consideration.


Item 2 - Management's Discussion and Analysis or Plan of Operation.


                U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND PLAN OF OPERATION

  Six Months Ended July 31, 1997 Compared to Six Months Ended July 31, 1996


Results of Operations

     Revenues and operating expenses in the six months ended July 31, 1997 were generated primarily from Steamboat Envirosystems, LLC, which owns a geothermal facility in which the Company did not hold an equity interest a year earlier. The resulting gross profit to the Company in the six months was $330,000, compared to no revenue in the first six months of 1996.

     Selling, general and administrative expenses increased to $685,000 in the six months ended July 31, 1997, exclusive of $147,000 in legal and professional fees concerning litigation, as compared to $408,000 in the same period in 1996. The material elements in these totals are as follows:

                                         1997                1996
                                      ---------           ----------
Salaries and consulting fees          $ 246,000           $ 239,000
Steamboat royalties                     103,000                   -
Legal and professional fees              97,000              77,000
Depreciation                             73,000                   -
Insurance                                69,000               2,000
All other                                97,000              90,000
                                      ---------           ---------
Total                                 $ 685,000           $ 408,000
                                      =========           =========

     The Steamboat Envirosystems subsidiary, which did not exist in the 1996 period, accounted for all the royalties in 1997 and is the primary reason for the depreciation and insurance increases.

     The increase in legal and professional fees relates to the growth of the Company and its responsibilities to stockholders.

     The legal costs of the litigation actions in which the Company is involved have brought these closer to favorable resolution.

     Interest income in the amount of $89,000 was earned during the first six months of 1997 on cash balances from the proceeds of the public offering. The Company earned no interest in the 1996 period. Due to the Company's reduction of debt, interest expense for the 1997 period totaled $59,000 compared to $328,000 in the same period of 1996.

     Loss from Joint Ventures breaks down as follows:

                                                             1997                      1996
                                                           --------                ----------
     Lehi Independent Power Associates, L.C.               $ 31,000                $ 58,000
     Plymouth Cogeneration Limited Partnership               29,000                   34,000
                                                           --------                ----------
          Loss from Joint Ventures                         $ 60,000                 $ 92,000
                                                           ========                 ======

     During the first six months of 1997 the Company reached settlements with tax authorities resulting in extraordinary gains from restructuring of liabilities of $36,000. The liabilities were paid in August, 1997.


Liquidity and Capital Resources

     The Company had a working capital of $1,506,000 and stockholders' equity of $7,371,000 at July 31, 1997, as compared to deficits of $2,794,000 and $3,557,000, respectively, at July 31, 1996. The increase in working capital and stockholders' equity is mainly a result of the Company's public offering of its securities on December 6, 1996.

     On August 18, 1997, the Company's acquired American Enviro-Services, Inc. for 665,000 shares of common stock plus a cash payment of $150,000.

     The Company's subsidiary, USE Geothermal, LLC ("USE GEO"), had previously made a loan of $330,000 (the "Original Loan") to Reno Energy LLC ("Reno Energy"), payable over three years at interest of 9% per annum. During the first six months of 1997, two payments were made against this loan. The principal unpaid at July 31, 1997 is $255,000. In consideration for having made the Original Loan, USE GEO was granted an option to acquire a 50% equity interest in Reno Energy on or before December 31, 1996 for $1,000,000. The expiration date of the option was subsequently extended at an additional cost of $100,000 and at an increased exercise price of $1,200,000.

     Rather than exercising its option, on April 10, 1997 USE GEO entered into and consummated a convertible loan agreement with Reno Energy
(the "Loan"), pursuant to which the Company, through USE GEO, loaned Reno Energy an additional $1,200,000 and received a note (the "Note") in return. The Note matures on April 10, 2027, subject to acceleration upon the occurrence of certain events of default. The Note accrues interest at a rate of 12% per annum while the Reno facility is being developed (interest being payable when the Reno facility commences commercial operations), provided that such interest will be waived in the event
USE GEO exercises its new option (the "Option") to convert the Note to an equity interest in Reno Energy. After the Reno facility has commenced commercial operations, Reno Energy will be required to pay interest on the note based on a percentage (currently 50%) of (i) Reno Energy's net cash flow from operations and (ii) net cash proceeds from certain capital transactions, after payment of certain distributions to members of Reno Energy. The Note is secured by a first lien on all of the assets of Reno Energy and is personally guaranteed by Reno Energy's members. Such personal guarantees are, in turn, secured by a first lien and pledge of the respective guarantors' membership interest in Reno Energy.

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

     The Loan was increased by $75,000 during the second quarter of 1997, bringing the total of the Loan and the Original Loan as of July 31, 1997 to $1,530,000.

     Minority investors in USE GEO contributed $120,000 during the first six months of 1997.

     During the six months ended July 31, 1997, the Company paid $197,000 to taxing authorities in partial settlement of pre-reorganization tax claims. An additional $181,000 was paid in further settlement in August 1997, and the $36,000 gain resulting from this settlement is reflected in the Company's July 31, 1997 financial statements.

     The Company repaid three holders of convertible secured debentures totaling $150,000 during the first quarter of 1997.


                         PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

     Reference is made to the Registrant's Annual Report on Form 10-KSB for the year ended January 31, 1997 for a description of material legal proceedings. Discovery hearings have been started, and it is expected that these matters will be concluded before the end of the fiscal year.

Item 2 - Changes in Securities

     None.

Item 3 - Defaults upon Senior Securities

     None.

Item 4 - Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of stockholders of the Company on August 5, 1997 and its adjournments, Theodore Rosen, Richard H. Nelson, Evan Evans, Allen
J. Rothman and Todd Goodwin were elected as Directors. An amendment to the Company's Certificate of Incorporation was approved, providing for a staggered Board of Directors. Class I Directors will include Todd Goodwin, whose term will expire at the 1998 annual meeting of stockholders. Class II Directors will include Evan Evans and Allen J. Rothman, whose terms will expire at the 1999 annual meeting of stockholders, and Class III Directors will include Theodore Rosen and Richard H. Nelson, whose terms will expire at the 2000 annual meeting of stockholders. At the 1998 and 1999 Annual Meetings of the stockholders, Class I Directors and Class II Directors, respectively, will be elected by the stockholders of the Company for full three year terms. The engagement of Richard A. Eisner & Company, LLP, as the Company's independent accounts was ratified.

Item 5 - Other Information

     Not applicable.

Item 6 - Exhibits and Reports on Form 8-k

     (a)     Exhibits

                    None.

     (b)     Reports on Form 8-K

                     A Form 8-K, relating to an event which occurred on August 18, 1997, was filed with the Commission on August 22, 1997. The Form 8-K was filed in connection with the consummation of a merger of the Company with American Enviro-Services, Inc. an Indiana Corporation. Certain material documents were filed with the Form 8-K.


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



Date:   September 11, 1997



U. S. Energy Systems, Inc.



By:____________/s/_________________
     Richard H. Nelson
     President and Chief Executive Officer



By:____________ /s/_________________
     Seymour J. Beder
     Chief Accounting Officer and Controller