Form 10QSB
period 1997-10-31
U S ENERGY SYSTEMS INC
filed 1997-12-19
CIK 351917

==============================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                               _______________

                                 FORM 10-QSB


                [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarter ended October 31, 1997

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

     As of December 10, 1997, the number of outstanding shares of the registrant's Common Stock was as follows:

               Title of Class            Number of Shares
               --------------            ----------------
                  Common                     5,010,613

       Transitional Small Business Disclosure Format: [  ] Yes   [ X ] No
==============================================================================
                        PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


                  U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET
                             October 31, 1997
                              (Unaudited)

                                ASSETS
Current Assets:
  Cash. . . . . . . . . . . . . . . . . . . . . . . . . . $ 1,004,000
  Accounts receivable . . . . . . . . . . . . . . . . . .     885,000
  Note receivable . . . . . . . . . . . . . . . . . . . .     232,000
  Other current assets  . . . . . . . . . . . . . . . . .      64,000
                                                          ------------
    Total Current Assets. . . . . . . . . . . . . . . . .   2,185,000

Property, plant and equipment, net. . . . . . . . . . . .   5,231,000
Note receivable . . . . . . . . . . . . . . . . . . . . .   1,340,000
Investments in Joint Ventures . . . . . . . . . . . . . .   1,557,000
Goodwill, net . . . . . . . . . . . . . . . . . . . . . .   2,049,000
Deferred acquisition costs  . . . . . . . . . . . . . . .      76,000
Other assets. . . . . . . . . . . . . . . . . . . . . . .     150,000
                                                          ------------
    Total . . . . . . . . . . . . . . . . . . . . . . . . $12,588,000
                                                          ============

                             LIABILITIES
Current liabilities:
  Accounts payable and accrued expenses . . . . . . . . . $   697,000
  Reserve for royalties payable . . . . . . . . . . . . .     422,000
  Note payable, bank. . . . . . . . . . . . . . . . . . .     200,000
  Mortgage and equipment notes payable,current portion. .      36,000
                                                          ------------
    Total current liabilities . . . . . . . . . . . . . .   1,355,000

Mortgage and equipment notes payable. . . . . . . . . . .     296,000
Convertible subordinated secured debentures . . . . . . .     875,000
Other liabilities . . . . . . . . . . . . . . . . . . . .      41,000
                                                          ------------
    Total liabilities . . . . . . . . . . . . . . . . . .   2,567,000
                                                          ------------
Minority interests. . . . . . . . . . . . . . . . . . . .     454,000
                                                          ------------

                        STOCKHOLDERS' EQUITY
Common stock. . . . . . . . . . . . . . . . . . . . . . .      50,000
Additional paid-in capital. . . . . . . . . . . . . . . .  15,105,000
Accumulated (deficit) . . . . . . . . . . . . . . . . . .  (5,588,000)
                                                          ------------
    Total stockholders' equity. . . . . . . . . . . . . .   9,567,000
                                                          ------------
    Total . . . . . . . . . . . . . . . . . . . . . . . . $12,588,000
                                                          ============
                      See notes to financial statements



                 U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)



                            Three months Ended       Nine months Ended
                                 October 31              October 31
                           ---------------------   ------------------------
                              1997       1996          1997         1996
                           ---------- ----------   ----------- ------------
Revenues                   $ 795,000  $  41,000    $1,537,000  $    41,000
Operating expenses           344,000     38,000       683,000       38,000
                           ---------- ----------   ----------- ------------
Gross Profit                 451,000      3,000       854,000        3,000
Selling, general and
  administrative expenses    434,000    189,000     1,119,000      593,000
Litigation Costs             105,000          -       252,000            -
Depreciation/Amortization     70,000          -       144,000            -
                           ---------- ----------   ----------- ------------
Operating (loss)            (158,000)  (186,000)     (661,000)    (590,000)
                           ---------- ----------   ----------- ------------
Interest income               29,000          -       118,000            -
Interest expense             (35,000)  (163,000)      (93,000)    (491,000)
Loss from Joint Ventures     (34,000)   (38,000)      (94,000)    (134,000)
                           ---------- ----------   ----------- ------------
Net (Loss) before
  extraordinary item        (198,000)  (387,000)     (730,000)  (1,215,000)
Extraordinary gain (loss)
  from restructuring
  of liabilities                   -          -        36,000            -
                           ---------- ----------   ----------- ------------
Net (loss)                 $(198,000) $(387,000)   $ (694,000) $(1,215,000)
                           ---------- ----------   ----------- ------------
Dividends on preferred
  stock                            -    (14,000)            -      (43,000)
Net (loss) applicable
  to common stock           (198,000) $(401,000)   $ (694,000) $(1,258,000)
                           ========== ==========   =========== ============
Net (loss) per common
  share                    $   (0.04) $   (0.91)   $    (0.15) $     (2.86)
                           ========== ==========   =========== ============
Weighted average shares
  outstanding              4,885,628    439,650     4,520,022      439,650
                           ========== ==========   =========== ============

                    See notes to financial statements

                  U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
                    Nine Months Ended October 31, 1997
                              (Unaudited)

                             Common Stock
                    -------------------------------
                                        Additional
                    Number of             Paid-in     Accumulated
                     Shares     Amount    Capital      Deficit       Total
                    ---------  -------  -----------  ------------  -----------
Balance,
  Feb. 1, 1997      4,334,193  $43,000  $12,718,000  $(4,894,000)  $7,867,000
Cash paid for
  fractional shares       (10)
Shares issued in
  connection with
  acquisition of
  American Enviro-
  Services, Inc.      676,430    7,000    2,387,000                 2,394,000
Net(Loss)for the
  nine months ended
  Oct. 31,1997
  (Unaudited)                                           (694,000)    (694,000)
                    ---------  -------  -----------  ------------  -----------
Balance, Oct. 31,
  1997 (Unaudited)  5,010,613  $50,000  $15,105,000  $(5,588,000)  $9,567,000
                    =========  =======  ===========  ============  ===========

                   See notes to financial statements


                U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                Nine Months Ended October 31, 1997 and 1996
                              (Unaudited)

                                               1997             1996
                                            ------------    ------------
Cash flows from operating activities:
  Net (loss). . . . . . . . . . . . . . . . $  (694,000)    $(1,215,000)
  Adjustments to reconcile net(loss)to
   net cash (used in) operating activities:
    Amortization of debt discount . . . . .           -          15,000
    Amortization of deferred financing
     and registration costs. . . . . . . . .          -               -
    Amortization of purchase price in
     excess of equity in Joint Ventures. . .     41,000          41,000
    Equity in (income)/loss of Joint
     Ventures, net of distributions. . . . .     70,000         135,000
    Accrued interest on pre-organization
     taxes payable . . . . . . . . . . . . .          -          31,000
    Deprecation provision. . . . . . . . . .    120,000               -
    Amortization of goodwill . . . . . . . .     24,000               -
    Gain from restructuring of liabilities .    (36,000)              -
    Changes in operating assetsandliabilities:
      (Increase)/decrease in current assets.     18,000               -
      (Increase)/decrease in other assets. .     18,000           2,000
      Increase/(decrease) in accounts
       payable and accrued expenses  . . . .   (216,000)      1,042,000
                                            ------------    ------------
    Net cash (used in) operating activities.   (655,000)         51,000
                                            ------------    ------------
Cash flows from investing activities:
  Loans to Reno Energy LLC . . . . . . . . . (1,340,000)              -
  Note Receivable. . . . . . . . . . . . . .      8,000               -
  Acquisition of subsidiary, American
   Enviro-Services, Inc. . . . . . . . . . .   (362,000)              -
  Deferred Acquisition Costs . . . . . . . .    (76,000)              -
  Equipment and leasehold
   improvements purchases. . . . . . . . . .   (245,000)              -
                                            ------------    ------------
    Net cash (used in) investing activities  (2,015,000)              -
                                            ------------    ------------
Cash flows from financing activities:
  Proceeds from notes payable and
   preferred stock . . . . . . . . . . . . .     87,000         212,000
  Payment on loans payable for mortgage
   and equipment . . . . . . . . . . . . . .   (140,000)              -
  Deferred registration cost . . . . . . . .          -        (272,000)
  Payment of pre-reorganization taxes. . . .   (378,000)              -
  Advances from Joint Ventures . . . . . . .     10,000          13,000
  Payment of convertible subordinated
   secured debentures. . . . . . . . . . . .   (150,000)              -
  Contributions by minority investors. . . .    120,000               -
                                            ------------    ------------
    Net cash (used in)/provided by
     financing activities. . . . . . . . . .   (451,000)        (47,000)
                                            ------------    ------------
NET INCREASE (DECREASE) IN CASH. . . . . . . (3,121,000)          4,000
Cash - beginning of period . . . . . . . . .  4,125,000           2,000
                                            ------------    ------------
CASH - END OF THE PERIOD. . . . . . . . . . $ 1,004,000     $     6,000
                                            ============    ============
Supplemental disclosure of cash
 flow information:
  Cash paid for interest  . . . . . . . . . $   111,000     $   154,000
Supplemental schedule of noncash
 investing activities:
  Common stock issued for acquisition
   of subsidiary. . . . . . . . . . . . . . $ 2,394,000          None

                     See notes to financial statements


                  U. S. ENERGY SYSTEMS, INC., AND SUBSIDIARIES
                        NOTES TO FINANCIAL STATEMENTS
                  Nine Months Ended October 31, 1997 And 1996
                              (Unaudited)


Note 1         Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. The results for the three and nine month periods are not necessarily indicative of results for the full year.

     For further information see Management's Discussion and Analysis of Financial Condition and Operating Results, and refer to the financial statements and footnotes included in the Company's Annual Report on Forms 10-KSB and 10-KSB/A for the fiscal year ended January 31, 1997.


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


Note 4         Contingencies

     With regard to legal proceedings involving Enviro Partners LP and Energy Management Corporation, the Company intends to seek summary judgement before the end of the current fiscal year.


Note 5         Subsequent Events

     New Acquisition
     ---------------

     Commonwealth Petroleum Recycling, Inc., Louisville, Kentucky. On December 5, 1997 the Company signed an agreement to acquire Commonwealth Petroleum Recycling, Inc. ("Commonwealth"), which specializes in the recycling of used motor and industrial oils. The agreement calls for the acquisition of the net assets of Commonwealth, and will be in exchange for 150,000 shares of the Company's common stock. The consummation of the acquisition is subject to customary conditions including the satisfactory completion of a due diligence examination by the Company.

     Commonwealth will be a division of American Enviro-Services, Inc. ("AES"), and will operate under the AES name. Commonwealth will be the base for an expansion of the AES environmental and remediation services into Kentucky.


Item 2 - Management's Discussion and Analysis or Plan of Operation.


                  U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND PLAN OF OPERATION


Nine Months Ended October 31, 1997 Compared to Nine Months Ended
October 31, 1996



Results of Operations

     This is the first report that includes the results of operations of the Company's new USE-Environmental Division. The operations of that division commenced on August 18, 1997, with the acquisition of AES.

     Revenues and operating expenses in the nine months ended October 31, 1997 were generated primarily from Steamboat Envirosystems, LLC, in which the Company acquired an equity interest in December 1996, and the USE-Environmental Division which the Company formed in August 1997.
The resulting gross profit to the Company was $854,000, compared to $3,000 in the first nine months of 1996. A breakdown of the revenues and operating expenses is as follows:

                         Steamboat      USE-Environmental       Other
                       (2/1-10/31/97)    (8/18-10/31/97)    (2/1-10/31/97)
                       --------------   -----------------   --------------
    Revenues             $1,163,000          $357,000          $17,000
    Operating expenses      504,000           179,000                -
                         ----------          --------          -------
    Gross Profit         $  659,000          $178,000          $17,000
                         ==========          ========          =======



     Selling, general and administrative expenses increased to $1,119,000 in the nine months ended October 31, 1997, exclusive of $144,000 in depreciation and amortization charges and $252,000 in litigation fees and settlement costs, as compared to $593,000 in the same period in 1996. The inclusion of expenses related to Steamboat Envirosystems, LLC, and the USE-Environmental division, together with the growth of the Company, accounts for the bulk of the increase. Major elements in the consolidated totals are as follows:


                                           1997            1996
                                        ----------       --------
     Salaries and consulting fees       $  422,000       $347,000
     Steamboat royalties                   164,000              0
     Legal and professional fees           135,000        124,000
     Corporate expenses                     82,000         20,000
     Insurance                             109,000          2,000
     All other                             207,000        100,000
                                        ----------       --------
     Total                              $1,119,000       $593,000
                                        ==========       ========


     Included in the 1997 nine month expenses shown above are the following expenses of the newly formed USE-Environmental Division:


     Salaries and consulting fees         $32,000
     Legal and professional fees            4,000
     Insurance                              5,000
     All other                             21,000
                                          -------
     Total                                $62,000
                                          =======




     Depreciation and amortization charges were $144,000 for the nine month period ended October 31, 1997, compared to none in the earlier year. These charges include $26,000 for the USE-Environmental Division.

     Litigation fees and settlement costs for the nine months ended October 31, 1997 totaled $252,000. At the start of the fiscal year, February 1, 1997, the Company was involved in three actions, the following two of which are now disposed of: (i) the suit filed against Lehi Independent
Power Associates ("LIPA") has been withdrawn by the plaintiff and (ii) the arbitration concerning the contract dispute with Indus Enterprises, L.L.C. and Ravi Singh has been settled. The one pending legal proceeding is the action involving Enviro Partners LP and Energy Management Corporation, for which the Company expects to seek summary judgement before the end of the current fiscal year.

     Interest income in the amount of $118,000 was earned during the first nine months of 1997 on cash balances from the proceeds of the Company's public offering which closed in December 1996. The Company had earned no interest in the comparable 1996 period. Due to the Company's reduction of debt, interest expense for the 1997 period totaled $93,000 compared to $491,000 in the same period of 1996.

     Loss from Joint Ventures breaks down as follows:


                                                1997        1996
                                              -------     --------
Lehi Independent Power Associates, L.C.       $48,000     $ 80,000
Plymouth Cogeneration Limited Partnership      46,000       54,000
                                              -------     --------
     Loss from Joint Ventures                 $94,000     $134,000
                                              =======     ========



Liquidity and Capital Resources

     The Company had working capital of $830,000 and stockholders' equity of $9,567,000 at October 31, 1997, as compared to deficits of $3,193,000 and $3,944,000, respectively, at October 31, 1996. The increase in working capital and stockholders' equity is due primarily to the Company's public offering which closed on December 6, 1996.
     On December 5, 1997, the Company signed an agreement to purchase the assets of Commonwealth for 150,000 shares of common stock.

     The Reno Energy Geothermal Heating District has received Compliance Order approval from the Nevada Public Utilities Commission. The Washoe County Planning Commission has also issued its Special Use Permit for the Reno Energy Project. The project is now positioned to move forward, and is expected to be completed in 1999. The Company has been participating in the funding of the initial development stages of the Reno Energy Geothermal District Heating Project through its convertible note in the amount of $1,200,000. This note is convertible into a 50% equity interest in the project.


                     PART II - OTHER INFORMATION


Item 1 - Legal Proceedings

     Reference is made to the Registrant's Annual Report on Form 10-KSB for the year ended January 31, 1997 for a description of material legal proceedings. At the start of this fiscal year the Company was involved in three actions, the following two of which are now disposed of: (i) the suit filed against LIPA has been withdrawn by the plaintiff, (ii) the arbitration concerning the contract dispute with Indus Enterprises, L.L.C. and Ravi Singh has been settled. The one pending legal proceeding is the action involving Enviro Partners LP and Energy Management Corporation, for which the Company expects to seek summary judgement before the end of the current fiscal year.


Item 2 - Changes in Securities

     None.

Item 3 - Defaults upon Senior Securities

     None.

Item 4 - Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Stockholders of the Company on August 5, 1997 and adjournments thereto, Theodore Rosen, Richard H. Nelson, Evan Evans, Allen J. Rothman and Todd Goodwin were elected as Directors. In addition, an amendment to the Company's Certificate of Incorporation was approved, providing for a staggered Board of Directors. Class I Directors will include Todd Goodwin, whose term will expire at the 1998 Annual Meeting of Stockholders. Class II Directors will include Evan Evans and Allen J. Rothman, whose terms will expire at the 1999 Annual Meeting of Stockholders, and Class III Directors will include Theodore Rosen and Richard H. Nelson, whose terms will expire at the 2000 Annual Meeting of Stockholders. At the 1998 and 1999 Annual Meetings of Stockholders, Class I Directors and Class II Directors, respectively, will be elected by the stockholders of the Company for full three year terms. The engagement of Richard A. Eisner & Company, LLP, as the Company's independent accountants was also ratified.

Item 5 - Other Information

     Not applicable.

Item 6 - Exhibits and Reports on Form 8-k

     (a)     Exhibits

             None.

     (b)     Reports on Form 8-K

             A Form 8-K, relating to an event which occurred on August 18, 1997, was filed with the Commission on August 22, 1997. The Form 8-K was filed in connection with the consummation of a merger of the Company with AES. Certain material documents were filed with the Form 8-K.


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



Date:   December 12, 1997



U. S. Energy Systems, Inc.



By:____________/s/_________________
     Richard H. Nelson
     President and Chief Executive Officer



By:___________/s/__________________
     Seymour J. Beder
     Chief Accounting Officer and Controller