Form 10KSB40
period 1998-01-31
U S ENERGY SYSTEMS INC
filed 1998-05-01
CIK 351917

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-KSB
(MARK ONE)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended January 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

               FOR THE TRANSITION PERIOD FROM _______ TO _______
                         COMMISSION FILE NUMBER 0-10238

                            U.S. ENERGY SYSTEMS, INC.
                            -------------------------
                       (NAME OF REGISTRANT IN ITS CHARTER)

                         Delaware                                                  52-1216347
                 (STATE OF INCORPORATION)                           (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

                   515 N. Flagler Drive
                        Suite 702
                West Palm Beach, FL 33401                                        (561)820-9779
  (ADDRESS OF REGISTRANT'S PRINCIPAL EXECUTIVE OFFICES)         (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        Securities registered pursuant to Section 12(b) of the Act: None.
           Securities Registered pursuant to Section 12(g) of the Act:

                                                         NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                           ON WHICH REGISTERED
------------------------------------------------      ----------------------------
   Common Stock, par value $.01 per share                Nasdaq SmallCap Market
                  Warrants                               Nasdaq SmallCap Market

         Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes [X] No [ ]

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

         Revenue for the Fiscal Year ended January 31, 1998: $2,233,000.

         The aggregate market value of the Common Stock held by nonaffiliates computed by reference to the average bid and asked price of the Common Stock of the registrant as of April 22, 1998 was approximately $8,324,504.

         Check whether issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act. [X].

         As of April 22, 1998 the number of outstanding shares of the registrant's Common Stock was 5,160,609.

         Transitional Small Business Disclosure Format (check one):

         Yes [X] No [ ]

         Documents Incorporated by Reference: The Company intends to file the registrant's Definitive Proxy Statement for its 1998 Annual Meeting of Stockholders with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-KSB pursuant to Rule E(3) of the General Instructions for Form 10-KSB. Information from such Definitive Proxy Statement will be incorporated by reference into Part III, Items 10, 11 and 12 hereof.

                                     PART I

         This Form 10-KSB contains certain "forward-looking statements" which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance and the Company's operations, performance, financial condition, growth and strategies. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors which are noted herein, including but not limited to the potential impact of competition, changes in local or regional economic conditions, the ability of the Company to continue its growth strategy, dependence on management and key personnel, supervision and regulation issues and an inability to find financing on terms suitable to the Company.

ITEM 1.    DESCRIPTION OF BUSINESS

THE COMPANY - GENERAL

         U. S. Energy Systems, Inc. (the "Company") is composed of two separate but complementary divisions: (1) the Energy Division, which develops, owns and operates cogeneration and independent energy facilities, and (2) the Environmental Division, which furnishes environmental consulting and remediation services, recovers and recycles used motor and industrial oil, and processes waste water.

         The Company was originally incorporated in the state of Delaware in 1981 under the name Cogenic Energy Systems, Inc. In late 1986, the Company was impaired by a $2.1 million judgment resulting from a contractual dispute in California. Although ultimately settled, the protracted court case caused serious delays in planned expansion and in sales, resulting in a serious cash shortage. In mid-1989, the Company filed for protection under Chapter 11 of the Bankruptcy Code. Utility Systems Florida, Inc. ("USF"), a Company controlled by Richard H. Nelson, one of the original founders of the Company, proposed a plan of reorganization (the "Plan") for the Company, and upon approval of the Plan, was merged into the Company in 1993, with the resulting entity being renamed U.S. Envirosystems, Inc. On May 17, 1996, the Company changed its name to U.S. Energy Systems, Inc.

         ENERGY DIVISION

         The Company's Energy Division is engaged in the independent power plant ("IPP") industry as a project developer, owner and operator. IPPs produce electricity for sale to either direct end users or to regulated public electric utility companies ("Regulated Electric Companies"). In recent years, federal and state laws have been promulgated to eliminate the monopoly previously held by Regulated Electric

Companies over the production and sale of electric power in order to enhance competition among electricity providers. The result has largely been the emergence of IPPs.

         The Company believes that the power production industry is in the midst of a twofold change in direction. The first is the desire for increased competition, thereby producing savings to the consumer. The second is the effort to produce power with less negative effects on the environment.

         To increase competition, in April 1996, the Federal Energy Regulatory Commission ("FERC") ordered all Regulated Electric Companies to open their transmission lines to IPPs, thus allowing the wholesale purchase of power by Regulated Electric Companies from distant independent producers ("wholesale wheeling"). Wholesale wheeling typically allows Regulated Electric Companies to purchase electricity from IPPs cheaper and more efficiently than they would be able to produce on their own. Often, these savings can be passed on to the end users. While federal regulation does not mandate that the transmission lines be opened for sale of power by IPPs directly to retail end users ("retail wheeling," which is similar in concept to competition among long distance telephone service providers) many states have adopted such regulations, and others are expected to adopt them in the near future.

         The Company believes that efforts to produce power which create less pollution than traditional fossil fuel-burning engines and turbines, and conserves the earth's depleting non-renewable energy sources, have become an important issue over the last decade. One such method of producing power through "environmentally-friendly" means is cogeneration. Cogeneration is the production of two or more energy forms (typically electricity and heat) simultaneously from the same fuel source. While producing electricity in a cogenerating system, heat that is otherwise wasted is recovered from the exhaust and/or engine coolants. This recovered heat can be used to replace heat which would otherwise be generated by conventional furnaces and boilers.

         Environmentally-friendly power production is also achieved by utilizing renewable fuel sources such as geothermal, wind, solar, hydro, and waste products, including waste oil, waste wood and other biomass, or landfill gas. The Company's acquisition of the two operating geothermal power plants known as Steamboat 1 and 1A, in Steamboat Hills, Nevada, provided its initial entry into this area of power production in December 1996.

         Geothermal power is considered to be one of the most environmentally-sound methods of producing electricity because (1) there are virtually no atmospheric emissions or pollutants in the process, (2) the natural resource (water) is constantly returned to the earth to avoid depletion of the underground aquifer water table, and (3) the heat source is the earth's natural magma layer rather than the conversion of a depletable fossil fuel. Geothermal power can be produced only where specific geological formations exist.

         Further use of geothermal resources by the Company to produce energy is expected to occur in the development of the Reno Energy Geothermal Heating District project in Reno, Nevada ("Reno Energy"). Reno Energy will use geothermal steam to heat fresh water in a contained "loop" which will be used for space heating and cooling in the Reno, Nevada area. In its initial phase, Reno Energy is scheduled to pump geothermally-heated hot water to an industrial park located in South Meadows, Nevada, and to the Damonte Ranch development, also located in South Meadows, Nevada (the "Phase I Facilities"). The Phase I Facilities are located within a three mile radius of Reno, Nevada, and comprise approximately 40 million square feet of indoor heating requirements. The Company believes that Reno Energy, which is scheduled for mid-1999 completion, will be one of the largest district heating facilities in the United States.

         ENVIRONMENTAL DIVISION

         The acquisition of American Enviro-Services, Inc. in Newburgh, Indiana ("AES") in August 1997 marked the expansion of the Company into the environmental services field and the establishment of its Environmental Division. While separate from the Company's energy operations, the Environmental Division serves several complementary needs of the Company, such as environmental consultation and the recovery and recycling of waste motor oils which can be used to fuel the Company's generators. The Company plans to utilize these synergistic services of its Environmental Division in its energy operations, but also plans to expand this area of its business through internal growth and acquisitions. The Company believes that the environmental services field is an industry with immense growth potential, and one in which the Company can create a profitable market niche. The Company expects that AES, and its management team of business-oriented scientists, will be the nucleus for the Company's growth in this area.

         AES, from its beginnings as a waste oil recycler, has become a primary supplier of a broad range of environmental services in mid-western United States, including environmental assessments, emergency response and environmental remediation. AES currently contracts with over 1,100 companies for the recovery, hauling and recycling of industrial waste oil and water. AES also contracts with local, state and federal governmental agencies and commercial businesses for the cleanup and remediation of oil spills and leaks, Phase I, II and III environmental assessments, environmental emergency response services, and other environmental and environmentally-related services. At its facilities, AES is able to convert otherwise hazardous substances into environmentally and ecologically sound fuel; and soil and water that has been polluted is removed and cleaned. The result of AES' work, similar to that of the Company's Energy Division, is a cleaner, less-polluted environment.

         The Company expanded its Environmental Division in January 1998, when it acquired Commonwealth Petroleum Recycling, Inc. of Shelbyville, Kentucky ("Commonwealth"), a waste oil recycling company, through AES. The acquisition of Commonwealth gives AES a base in northern Kentucky, and strengthens its market and operating position in the greater Indiana-Kentucky area. The Company plans to continue to expand its Environmental Division through acquisitions and internal growth during the current fiscal year.

OPERATIONS

         ENERGY DIVISION

         Steamboat 1 and 1A Geothermal Power Plants. The Company's 95%-owned subsidiary, Steamboat Envirosystems, LLC ("Steamboat LLC"), owns two geothermal power plants in Steamboat Hills, Nevada: Steamboat 1 and 1A. The remaining 5% of Steamboat LLC is owned by Far West Capital ("Far West"), from whom the plants were purchased. Steamboat 1 and 1A produce electricity through a "binary system" in which hot water from the earth's sub-strata magma is circulated in one closed loop, which heats inert gas in another closed loop. The heated gas is compressed and is used to drive the turbines which generate electricity. The geothermal water used in this process is reinjected into the earth to be re-heated.

         Pursuant to its agreement with Far West, the Company receives the first $1.8 million of Steamboat LLC annual net income, 45% of net income over $1.8 million during the first five years, and 95% of annual net income over $1.8 million thereafter.

         Steamboat 1 and 1A were built in 1986 and 1988, respectively, by Far West and are managed by SB Geo, Inc. ("SB Geo"), a company in which the principals of Far West own a majority equity interest. The Company has contracted with SB Geo for its continued management services at prices negotiated at arms-length, which may not exceed charges for similar services which could be obtained from other sources.

         Steamboat 1 and 1A produce a combined eight megawatts of electric power which is sold under two power purchase agreements with Sierra Pacific Power Company ("Sierra"). The agreements call for price adjustments at the end of the first ten years of operation, which require Sierra to purchase and Steamboat LLC to provide electricity at Sierra's then-prevailing short term avoided cost. Ten years of operation for Steamboat 1 ended in December 1996, and the ten years for Steamboat 1A will end in December 1998. The short term avoided cost being paid by Sierra on Steamboat 1 power production is substantially lower than what had been paid until December 1996. To remedy this, and to prevent the rates for Steamboat 1A dropping in the same way in December 1998, the Company has commenced negotiations with Sierra.

         The Company is currently negotiating either an increase in the rates that Sierra pays for power produced by Steamboat 1 and 1A, or a termination of the power purchase contract in order to allow the Company to find a different buyer. In such negotiations, Sierra has admitted that there are several power producers being paid at Sierra's short term avoided cost, but Steamboat LLC is the only one being paid such rates under a long term contract. The Company is also a member of the Nevada Geothermal Industry Council, an industry association comprised of several geothermal producers in Nevada, which has filed an intervention with the Nevada Public Utilities Commission on hearings being held to determine the short term avoided cost rates Sierra should be allowed to offer. The Company feels the current revenue it is receiving for Steamboat 1 power can be increased significantly either through adjustments in the rate from Sierra or, alternatively, selling its power outside of Sierra's territory under existing wheeling laws with the consent of Sierra. There is no assurance of the extent to which the Company will be successful in these efforts.

         Plymouth State College, New Hampshire. In 1994, the Company, through its subsidiary, Plymouth Envirosystems, Inc., acquired a 50% interest in Plymouth Cogeneration which owns and operates a cogeneration plant which produces 2.5 megawatts of electricity and 25 million BTUs for heat at Plymouth State College, in Plymouth, New Hampshire. The facility provides 100% of the electrical and heating requirements for the campus, which is a part of the University of New Hampshire system, under a twenty-year contract. The project, which cost $5.9 million to construct, is comprised of a combination of diesel engine-generators, heat recovery and supplemental boilers, and the complete civil works tying all campus buildings into a single heating loop. The project was financed through $5.1 million in State of New Hampshire tax exempt revenue bonds and $700,000 in equity prior to the Company's acquisition of its interest. The Company paid a total of $636,000 in cash and 11,400 shares of its Common Stock for its 50% interest.

         The Company's partners in Plymouth Cogeneration are Central Hudson Enterprises Corporation ("Central Hudson"), a wholly owned subsidiary of Central Hudson Gas & Electric Corporation of New York, and Independent Energy Corporation ("IEC"), a division of Equitable Resources, Inc. The project was completed in November 1994 and put into full commercial service in January 1995. IEC Plymouth, Inc., a wholly-owned subsidiary of IEC, runs the day-to-day operations of the plant and the management decisions are resolved by a management committee which is composed of representatives of the Company, IEC and Central Hudson.

         The State of New Hampshire has initiated a study to determine the feasibility of expanding the existing facility to wheel electric power to two other state college campuses. Also, plans are currently being developed by Plymouth Cogeneration to install special fuel treatment equipment which will allow the existing engines to burn less costly and more efficient fuels. Fuel cost savings would be shared equally between the college and the partnership. There can be no assurance that such fuel treatment equipment will be installed or that such fuel cost savings will be realized.

         Lehi Cogeneration Project, Utah. In January 1994, the Company, through its subsidiary, Lehi Envirosystems, Inc. ("LEHI"), purchased a 50% equity interest in Lehi Independent Power Associates ("LIPA"), which owned a cogeneration facility in Lehi, Utah (the "Lehi Facility") and the underlying real estate, hardware and permits to operate. The Lehi Facility has been dormant since 1990, and the Company, together with its LIPA partners, has been exploring the means by which the Lehi Facility can begin operating and generating revenue.

         The Lehi Facility originally had three engine generators totaling 17 megawatts of electrical output. One unit, which would have required extensive and costly repairs, was sold in December 1995. The two remaining units, totaling 10 megawatts, could be placed in operation if a satisfactory purchase agreement for their output can be obtained. However, LIPA has determined that better results would be obtained if these engines were replaced with combined cycle gas turbines of larger output and substantially greater efficiency.

         Under the new Title V of the Clean Air Act, which became effective in 1995, the Lehi Facility must have an operating permit from the Utah Division of Air Quality. Most of this application has already been filed, and it is expected that the one remaining filing will be completed shortly. Actual work on the replacement of the generators will begin as soon as the air quality permit is secured and it is clear that power purchase contracts can be arranged for the power output of the plant. The Company believes that the substantial industrial and population growth in the Lehi area is creating a large future market for power. In addition, the new wheeling rules make it possible to market the power to areas outside the immediate Lehi area at prices that would afford a profitable result.

         Reno Energy District Heating Project. The Company has an 89.6% interest in USE Geothermal, LLC ("USE GEO"), which has entered into a convertible loan agreement with Reno Energy. Reno Energy plans to construct and operate the facility which will use geothermally-heated fresh water for space heating and cooling, as well as for process heating, for nearby developments, including an industrial park in South Meadows, Nevada (the "Reno Facility"). The Nevada Public Utilities Commission issued its Compliance Order approval for the district heating project in November 1997, and the Washoe County Planning Commission issued its Special Use Permit for the project in December 1997.

         The Company has loaned funds for the Reno Facility totaling $1.9 million, of which $1.4 million is under the convertible loan agreement. The Company received a convertible note (the "Note") in return for its investment. The Note matures on April 10, 2027, subject to acceleration upon the occurrence of certain events of default. The Note accrues interest at a rate of 12% per annum while the Reno Facility is being developed, provided that such interest will be waived in the event USE GEO exercises its option to convert the Note into an equity interest in Reno Energy, or if Reno Energy pays all "operating period interest" (described below) in a timely manner. After the Reno Facility has commenced commercial operations, Reno Energy will be required to pay "operating period interest" on the Note based on a percentage (currently 50%) of
(i) Reno Energy's net cash flow from operations and (ii) net cash proceeds from certain capital transactions, after payment of certain distributions to members of Reno Energy. USE GEO may convert the Note for no additional consideration into a 50% equity interest in Reno Energy at any time prior to the maturity of the Note. Such equity percentage will be adjusted proportionately in the event of additional funding of Reno Energy by USE GEO or Reno Energy's members prior to the exercise of the option to convert. The Note is secured by a first lien on all of the assets of Reno Energy and is personally guaranteed by Reno Energy's members. Such personal guarantees are, in turn, secured by a first lien and pledge of the respective guarantors' membership interest in Reno Energy.

         The industrial park currently being developed in close proximity to the Reno Facility is located on a 1,200 acre parcel. The first of several phases of the park are already sold out, and the entire park is expected to be developed within the next four to seven years. The Company anticipates that the park, which will contain commercial and industrial facilities, will create a substantial demand for space heating and cooling, as well as process heating. It is expected that all the buildings in the park, totaling approximately 30 million square feet of floor space, will be connected to the geothermal grid to meet their heating and cooling needs. In addition to the commercial park, the Reno Facility may provide heating to a nearby 200-bed hospital, a 300-room hotel, a high school, a proposed college campus and other developments in the area, totaling an additional 10 million square feet.

         It is currently expected that the Reno Facility will have a pipeline with supply and return lines that would loop through the nearby industrial park. A binary hot water system with fresh water circulating through the loop will be used to avoid any concerns associated with the direct use of geothermal brine, such as scale build-up in the pipes, corrosion of pipes and equipment, and possible pollution of the ground in case of a spill. Fresh water will be heated in heat exchangers at the site where geothermal brine is extracted and reinjected. The heat thus provided may be sold at a discount from the cost of producing an equivalent amount of heat from conventional natural gas furnaces.

         Reno Energy has represented to the Company that it has used or will use the proceeds of the Note to provide preliminary engineering, design and financial services in connection with the Reno Facility, which is still in the planning and development stage. As of yet, there are no actual contracts with end users, although several letters of intent have been signed. It is estimated that $40 million will be required for the construction, procurement and other costs associated with the commencement of operations of the Reno Facility. Such amount is expected to be financed through industrial revenue bonds or other conventional financing means. There is no assurance, however, that such financing can be obtained on terms acceptable to Reno Energy.

         ENVIRONMENTAL DIVISION

         On August 18, 1997, the Company acquired AES, thus entering the environmental services field and establishing the cornerstone of its Environmental Division. AES specializes in the recycling of used motor and industrial oils, waste water treatment, environmental counseling, remediation services and Phase I, II and III environmental assessments. AES also provides 24-hour emergency response services throughout the mid-western United States. On January 5, 1998 the Company acquired all of the assets of Commonwealth, which is currently operating as a division of AES under the AES name.

         Environmental Remediation. A large portion of the operations of Environmental Division consists of environmental remediation, clean-up and monitoring. AES is currently working on several on-going projects in this respect. In February 1997, AES commenced the analysis, clean-up and ground water monitoring of an underground storage tank leak in Robards, Kentucky which was leaking certain fuel substances. AES presently has three employees containing, cleaning and monitoring this cleanup, for which the State of Kentucky Department of Environmental Protection has allocated and approved $847,000 towards its remediation. AES predicts that work will continue on this project until at least the end of 1998.

         In March 1998, AES was retained by the Warrick County Commission to oversee and manage the closure and monitoring of the solid waste landfill, along with all substations, in the County of Warrick, Indiana. Over the term of the three-year contract, AES will close and monitor the landfill, build a transfer station, and expand the substations and the recycling facility for the County.

         In April 1998, AES received the acceptance of its bid from the United States Department of Defense as a subcontractor to remediate and monitor contaminated soil and perform construction projects located at the Crane Naval Ammunition Depot in central Indiana. AES expects that this project will take approximately five to six months to complete. AES is also currently in discussions with the United States Coast Guard to secure the rights to assist in a program to clean up the Ohio River and the surrounding internal waters.

         Pursuant to a 1988 U.S. Environmental Protection Agency ("EPA") mandate, all underground storage tanks in the United States must be retrofitted by December 22, 1998 for leak detection, corrosion protection and spillage/overfill protection devices. AES estimates that, as of the present date, approximately 70% of such underground tanks in the United States do not meet these EPA regulations, and in the state of Indiana alone, such non-compliance may equate to over $35 million in required work. AES has several employees trained to conduct underground storage tank retrofitting, and is in the process of hiring additional trained employees. AES is presently able to meet a small portion of the substantial demand for this compliance work from local governmental agencies, corporations and other businesses. With additional personnel, AES believes that it will be able to secure a considerably larger portion of this market. AES believes that this EPA mandate will generate several years of revenue from such retrofitting projects. The EPA has notified such entities that it will begin to fine persons for non-compliance with its 1988 regulation commencing in December 1998.

         Oil and Waste Recovery and Recycling. The Company's Environmental Division, through its Indiana and Kentucky AES facilities, conducts oil and water recovery from approximately 1,100 clients, which include service stations, garages, factories and other facilities that collect used motor and industrial oil and oily or contaminated water. Between its two facilities, AES has eight pump trucks and four tractor trailers to recover and haul such fluids back to its facilities for recycling or treatment. Oil is typically cleaned using centrifuge, heat and chemical processes which separate the elements and allow the operator to remove metal deposits and other contaminants. Recycled oil is then stored in AES' aboveground tanks and sold to industrial users. Contaminated water is hauled to the AES facility for chemical treatment to remove harmful contaminants, and is then disposed of in the municipal sewer. AES' clients typically pay AES to remove and treat their oily and contaminated water, which is otherwise difficult and costly to discard.

         Emergency Response. AES conducts emergency response operations throughout the Indiana-Kentucky area. Such operations include response to automobile, truck and train accidents which involve spilled fuel or other hazardous substances, and emergency underground tank spills or rescue operations. AES contracts with several local fire departments and emergency response technician teams, as well as insurance companies and trucking companies to handle all such emergency situations. AES has 15 employees, four response vehicles and two equipment trailers which respond to two to three calls per week. Additionally, AES has the only "confined space entry" team in the state of Indiana certified by the Indiana Department of Environmental Management.

COMPETITION

         ENERGY DIVISION

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

         ENVIRONMENTAL DIVISION

         The Company's Environmental Division competes with several local and national companies in the areas of environmental services and oil and water recovery. Many of these companies are better capitalized than the Company and have longer operating histories and larger client basis. Such companies include Safety Klean, Corp., a subsidiary of Laidlaw Environmental Services, Inc., and First Recovery, Inc., a subsidiary of Ashland Oil Company. Locally, the Company's Environmental Division competes with Koester Corporation, which conducts environmental services in Indiana and throughout the United States.

EMPLOYEES

         At April 15, 1998, the Company, including its subsidiaries, employed approximately 35 full- and part-time personnel in its various locations. The Company considers its relations with employees to be satisfactory.

GOVERNMENT REGULATION

         ENERGY DIVISION

         Under present federal law, the Company is not and will not be subject to regulation as a holding company under the Public Utility Holding Company Act ("PUHCA") as long as each power plant in which it has an interest is a qualifying facility (a "QF") as such term is defined under the Public Utility Regulatory Policy Act ("PURPA") or is subject to another exemption. In order to be a QF, a facility must be not more than 50% owned by an electric utility or electric utility holding company. A QF that is a cogeneration facility must produce not only electricity but also useful thermal energy for use in an industrial or commercial process or heating or cooling applications in certain proportions to the facility's total energy output and must meet certain energy efficiency standards. Therefore, loss of a thermal energy customer could jeopardize a cogeneration facility's QF status. If one of the power plants in which the Company has an interest were to lose its QF status and not receive another PUHCA exemption, the project subsidiary or partnership in which the Company has an interest that owns or leases that plant could become a public utility company, which could subject the Company to various federal, state and local laws, including rate regulation. In addition, loss of QF status could allow the power purchaser to cease taking and paying for electricity or to seek refunds of past amounts paid and thus could cause the loss of some or all contract revenues or otherwise impair the value of a project and could trigger defaults under provisions of the applicable project contracts and financing agreements. There can be no assurance that if a power purchaser ceased taking and paying for electricity or sought to obtain refunds of past amounts paid the costs incurred in connection with the project could be recovered through sales to other purchasers.

         A geothermal plant will be a QF if it meets PURPA's ownership requirements and certain other standards. Each of Steamboat 1 and Steamboat 1A meet such ownership requirements and standards and is therefore a QF. QF status exempts the owner of an IPP from regulation under various federal laws including PUHCA and the regulation of the rates for sale from the IPP as well as certain state laws. However, QF status does not exempt in IPP from state utility law regulation in those states where the sale of electricity directly to an industrial or commercial customer is regulated as a retail sale. Most states currently do not regulate the sale of electricity from a QF to an inside-the-fence customer.

         The construction and operation of power generation facilities require numerous permits, approvals and certificates from appropriate federal, state and local governmental agencies, as well as compliance with environmental protection legislation and other regulations. With the exception of an air operating permit for the Lehi facility, the Company believes that it is in substantial compliance with all applicable rules and regulations and that the projects in which it is involved have the requisite approvals for existing operations and are operated in accordance with applicable laws. However, the operations of the Company and its projects remain subject to a varied and complex body of laws and regulations that both public officials and private individuals may seek to enforce. There can be no assurance that new or existing laws and regulations which would have a materially adverse affect would not be adopted or revised, nor can there be any assurance that the Company will be able to obtain all necessary licenses, permits, approvals and certificates for proposed projects or that completed facilities will comply with all applicable permit conditions, statutes or regulations. In addition, regulatory compliance for the construction of new facilities is a costly and time consuming process, and intricate and changing environmental and other regulatory requirements may necessitate substantial expenditures for permitting and may create a significant risk of expensive delays or significant loss of value in a project if the project is unable to function as planned due to changing requirements or local opposition.

         ENVIRONMENTAL DIVISION

         Governmental regulations applicable to the Company's Environmental Division govern, among other things: the handling of a number of substances collected by the Company which are classified as hazardous or solid wastes under these regulations; the operation of the facilities at which the Company stores or processes the substances it collects; and the ultimate disposal of waste the Company removes from the substances it collects. An increase in governmental requirements for the treatment of any particular material generally increases the value of the Company's services to its customers, but may also increase the Company's costs.

         Various permits are generally required by federal and state environmental agencies for the Company's recycling and oil and water processing facilities. Most of these permits must be renewed periodically and the governmental authorities involved have the power, under various circumstances, to revoke, modify or deny issuance or renewal of these permits. Zoning, land use and siting restrictions also apply to these facilities. Regulations also govern matters such as the disposal of residual chemical wastes, operating procedures, stormwater and wastewater discharges, fire protection, worker and community right-to-know and emergency response plans. Air and water pollution regulations govern certain operations at the Company's facilities. Safety standards under the Occupational Safety and

Health Act in the United States and similar laws are also applicable. Governmental regulations also apply to the operation of vehicles used by the Company to transport the substances it collects, including licensing requirements for the vehicles and the drivers, vehicle safety requirements, vehicle weight limitations, shipment manifesting and vehicle placarding requirements. Governmental authorities have the power to enforce compliance and violators are subject to civil and criminal penalties. Private individuals may also have the right to sue to enforce compliance with certain of the governmental requirements.

         The Company's Environmental Division has an internal staff of engineers, geologists, hydrogeologists, chemists and other environmental and safety professionals whose responsibility is to continuously improve the procedures and practices to be followed by the Company to comply with various federal, state and local laws and regulations involving the protection of the environment and worker health and safety and to monitor compliance.

         AES' services involve the collection, transportation, storage, processing, recycling and disposal of automotive and industrial hazardous and nonhazardous materials. Substantially all of these materials are regulated in the United States as "solid wastes" under the Resource Conservation and Recovery Act of 1976 ("RCRA"). In addition to being regulated as solid wastes, many of these materials are further regulated as "hazardous wastes." Accordingly, AES is subject to federal and state regulations governing hazardous and solid wastes. RCRA established a national program which classified various substances as "hazardous wastes," established requirements for storage, treatment and disposal of hazardous wastes, and imposed requirements for facilities used to store, treat or dispose of such wastes. RCRA was amended in 1984 by the Hazardous and Solid Waste Amendments ("HSWA") which expanded the scope of RCRA to include businesses which generate smaller quantities of waste materials (so-called "small quantity generators"), expanded the substances classified as hazardous wastes by RCRA and prohibited direct disposal of those wastes in landfills (thereby, in effect, requiring that the wastes be recycled, treated, or destroyed). Hazardous and solid waste regulations impose requirements which must be met by facilities used to store, treat and dispose of these wastes. Operators of hazardous waste storage, disposal and treatment facilities, such as AES, must obtain a RCRA permit from federal or authorized state governmental authorities to operate those facilities. States may also require a solid waste permit.

         In September 1992, the United States Environmental Protection Agency ("EPA") finalized regulations that govern the management of used oils. Although used oil is not classified as a hazardous waste under federal law, certain states do regulate used oil as hazardous. AES operates its used oil facilities to standards similar to those required for hazardous waste facilities, and believes that its oil management standards are more protective of human health and the environment than current federal standards.

         The Clean Air Act ("CAA") was passed by Congress to control the emissions of pollutants to the air, and requires permits to be obtained for certain sources. In 1990, Congress amended the CAA to require further reductions of air pollutants with specific targets for nonattainment areas in order to meet certain ambient air quality standards. These amendments also require the EPA to promulgate regulations which: (i) control emissions of 189 toxic air pollutants;
(ii) create uniform operating permits for major industrial facilities similar to RCRA operating permits; (iii) mandate the phase-out of ozone depleting chemicals; and (iv) provide for enhanced enforcement.

         The Clean Air Act required regulations which resulted in the reduction of volatile organic compound ("VOC") emissions in order to meet certain ozone attainment standards under the CAA. The Company has installed control technology to meet its obligations under the CAA. Additional emission reductions at the Company's recycle centers and branches could be required as the Company completes its air permitting program. In addition, the United States EPA has developed Maximum Achievable Control Technology ("MACT") standards under the Clean Air Act which impose additional restrictions on the emission of certain toxic air pollutants.

         The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") was originally enacted in December 1980, and amended in 1986 by the Superfund Amendments and Reauthorization Act ("SARA"). CERCLA creates a fund of monies ("Superfund") which can be used by the EPA and state governments to clean up hazardous waste sites pending recovery of those costs from defined categories of "potentially responsible parties" ("PRPs"). Most EPA cleanup efforts are at sites listed or proposed for listing on the National Priorities List ("NPL"). Various states have also enacted statutes which contain provisions substantially similar to CERCLA. Generators and transporters of hazardous substances, as well as past and present owners and operators of sites where there has been a release of hazardous substances are made strictly, jointly and severally liable for the clean-up costs resulting from releases and threatened releases of CERCLA-regulated "hazardous substances." Under CERCLA, these responsible parties can be ordered to perform a clean-up, can be sued for costs associated with private party or public agency clean-up, or can voluntarily settle with the government concerning their liability for clean-up costs.

ADDITIONAL CAPITAL AND NEGOTIATIONS FOR NEW PROJECTS

         On March 25, 1998 the Company raised $2.25 million in a private placement of 250,000 shares of its Series A Convertible Preferred Stock (the "Preferred Stock") with Energy Systems Investors, LLC, a Delaware limited liability company controlled by Lawrence I. Schneider ("Energy Systems Investors"). Each share of Preferred Stock is currently convertible into four shares of common stock of the Company at a conversion price of $2.25 per share and carries a dividend of 9% per annum. Energy Systems Investors also holds a one year option to acquire up to an additional $8.0 million of Preferred Stock on the same terms and conditions, subject to stockholder approval.

         The Company from time to time evaluates acquisitions of new projects and companies in the energy and environmental services fields. Preliminary work has been done in connection with certain of these potential acquisitions, but none have reached the negotiation stage and there is no assurance that any of them will be developed at all.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Steamboat facilities are owned by the Company's 95%-owned subsidiary, Steamboat LLC. Located on a geothermal field in Steamboat Hills, Nevada, Steamboat 1 and 1A own buildings and improvements, generators, motors, switchgear and controls, production and injection wells and associated piping. Management of the Company believes the plants are adequately covered by insurance.

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

         The Lehi Facility is owned by LIPA, a Utah limited liability company, of which the Company owns a 50% equity interest. The property includes two acres of land in Lehi, Utah, and all buildings, engine/generators, ancillary generating equipment, heat recovery equipment, switchgear and controls, storage tanks, spare parts, tools and permits. All costs associated with LIPA and the operation of the Lehi Facility, and all income which might be derived from sales of electric power, is divided pro-rata among the Company and the owners of the remaining 50% of LIPA. Other than the Company's obligations to its debenture holders, there are no other encumbrances or debt associated with LIPA or the Lehi Facility. Management believes the plant is adequately covered by insurance.

         The AES Facilities are located in Newburgh, Indiana and Shelbyville, Kentucky. The Newburgh facility is on a five and one-half acre property, and the Shelbyville facility is on a two acre property. Both facilities include buildings, processing equipment, storage tanks, controls and related piping, and are considered in satisfactory condition. There are mortgages on the buildings that totaled $317,000 at January 31, 1998. Management believes the plants are adequately covered by insurance.

         The headquarters of the Company are in 1,800 square feet of office space under a five year lease in a commercial office building in West Palm Beach, Florida. The Company also maintains regional offices in Reno, Nevada, on the site of the Steamboat facilities.

ITEM 3.  LEGAL PROCEEDINGS

         On March 12, 1997 the Company filed an action for declaratory judgment against Enviro Partners LP et al and Energy Management Corporation ("EMC"), which are related entities, in the U.S. District Court for the Southern District of New York. The dispute involves certain agreements the Company entered into with Enviro Partners and EMC in 1996 for a private sale of Company securities. The agreements were conditional upon (1) a public offering of Company securities occurring simultaneously with the private sale to Enviro Partners and EMC, and
(2) the Company's securities being approved for listing on the Nasdaq SmallCap Market. During the approval process, Nasdaq determined that the private sale would be contrary to just and equitable principles of trade, and refused listing if the private sale were consummated. Thus, a critical condition of the agreements, which had been imposed by EnviroPartners and EMC themselves, could not be met. EnviroPartners and EMC have asserted demands against the Company for lost profits of up to $6 million.

         The defendants have filed their objections to the Company's action for declaratory judgment, and the Company's attorneys have filed rebuttals. No decision has yet been made by the court. An adverse outcome to this proceeding could have a material adverse effect on the Company's financial condition.

         In October 1997, the Company settled an arbitration proceeding with Indus Enterprises, L.L.C. and its president, Ravi Singh, regarding a contract dispute for an undisclosed amount. In November 1997, a property damage suit against the Company in Utah was withdrawn by the plaintiff.


         There are no other legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote by security holders during the fourth quarter of the fiscal year ended January 31, 1998.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

         The Common Stock was subject to a 1 for 40 reverse split, effective May 10, 1996. The prices in the following tables reflect this change.

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

                             NASD OTC BULLETIN BOARD

                                                                          BID PRICE
                                                                       ----------------
                                                                       HIGH        LOW
                                                                       -----      -----
Fiscal Year Ended January 31, 1997:
     First Quarter ..............................................      $3.75      $2.50
     Second Quarter .............................................       2.50       1.50
     Third Quarter ..............................................       3.38       1.50
     Fourth Quarter (November 1, 1996 to December 2, 1996) ......       5.56       3.00

                             NASDAQ SMALLCAP MARKET

                                                                          SALES PRICE
                                                                       ----------------
                                                                       HIGH        LOW
                                                                       -----      -----
Fiscal Year Ended January 31, 1997:
     Fourth Quarter (December 3, 1996 to January 31, 1997) ......      $5.56      $3.88
Fiscal Year Ended January 31, 1998:
     First Quarter ..............................................      $5.63      $3.63
     Second Quarter .............................................       4.94       3.50
     Third Quarter ..............................................       3.88       2.75
     Fourth Quarter .............................................       3.31       1.75
Fiscal Year Ended January 31, 1999:
     First Quarter (To April 23, 1998) ..........................      $2.25      $1.81

PRICE RANGE OF WARRANTS

         The Company's warrants were issued December 6, 1996, and began trading on the Nasdaq Small Cap Market under the symbol USEYW. The following table sets forth, for the period indicated, the high and low sales prices for the Warrants as reported by the Nasdaq Small Cap Market.

                                                                          SALES PRICE
                                                                       ----------------
                                                                       HIGH        LOW
                                                                       -----      -----
Fiscal Year Ended January 31, 1997:
     Fourth Quarter (December 3, 1996 to January 31, 1997) ......      $1.69      $0.75
Fiscal Year Ended January 31, 1998:
     First Quarter ..............................................      $1.88      $1.00
     Second Quarter .............................................       1.63       0.88
     Third Quarter ..............................................       1.13       0.56
     Fourth Quarter .............................................       1.10       0.38
Fiscal Year Ended January 31, 1999:
     First Quarter (To April 23, 1998) ..........................      $0.69      $0.38

         As of April 23, 1998 there were 600 record holders on record of the Company's Common Stock. On the same date there were 25 holders of record of the Company's Warrants. The Company estimates that additional holders of stock and warrants in street name total approximately 2,000 and 200 respectively.

DIVIDENDS

         The Company has not paid cash dividends on the Common Stock and does not anticipate paying cash dividends on the Common Stock in the foreseeable future. The Preferred Stock issued on March 23, 1998 is accruing dividends at an annual rate of 9%, or $202,500. No dividends may be paid on the Common Stock unless the Company is current with all dividend payments due on the Preferred Stock.

RECENT SALES OF UNREGISTERED SECURITIES

         On March 23, 1998, the Company raised $2.25 million in a private placement of 250,000 shares of Preferred Stock with Energy Systems Investors. All of the purchasers involved were qualified investors as defined under the Securities Act of 1933, as amended (the "Securities Act"). Each share of Preferred Stock is currently convertible into four shares of Common Stock of the Company at a conversion price of $2.25 per share, carries a dividend of 9% per annum. The Preferred Stock votes with the Common Stock on a ratio equal to the per share purchase price of the Preferred Stock ($9.00) divided by the conversion price (currently $2.25), which presently equates to four votes for every share of Preferred Stock. Energy Systems Investors also holds a one year option to acquire up to an additional $8.0 million of Preferred Stock on the same terms and conditions, subject to stockholder approval. No placement agent or broker was used in connection with this sale.

         On January 5, 1998, the Company issued 150,000 shares of its Common Stock in connection with its acquisition of substantially all of the assets of Commonwealth. The issuance was made in reliance on Regulation D promulgated under the Securities Act, which offers an exception from the registration requirements under the Securities Act under certain circumstances.

         On August 18, 1997, the Company issued 665,000 shares of its Common Stock in connection with the acquisition of AES. The issuance was made in reliance on Regulation D promulgated under the Securities Act, which offers an exception from the registration requirements under the Securities Act under certain circumstances

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

GENERAL

         The Company's fiscal year ended January 31, 1998 ("Fiscal 1997") constituted its first full year of operations since its public offering of Common Stock and Warrants in December 1996 (the "1996 Offering").

         As part of the 1996 Offering, the Company acquired a 95% interest in Steamboat 1 and 1A, secured an interest in Reno Energy, converted $500,000 of convertible subordinated debentures into 125,000 shares of Common Stock and 125,000 Warrants, and exchanged all of the 57,500 outstanding shares of the Company's Series One Preferred Stock for 205,000 shares of Common Stock (the "Concurrent Transactions"). The result of the 1996 Offering and the Concurrent Transactions was an infusion of approximately $12 million in capital to the Company, the acquisition of revenue producing facilities in Steamboat 1 and 1A, and the reduction of the debt of the Company.

         During Fiscal 1997, the Company entered into the environmental industry with its acquisitions of AES in August and Commonwealth in December. The Company believes that its Environmental Division adds a strong, new dimension to its overall operations, as well as providing substantial revenue and exciting growth opportunities.

RESULTS OF OPERATIONS

         Year ended January 31, 1998 compared to year ended January 31, 1997.

         Fiscal 1997 revenues increased by $1,967,000 or 840% over Fiscal 1996 principally as a result of a full year of operations of the Steamboat Facilities which generated $1,520,00 in revenue in Fiscal 1997 compared to $225,000 in the fiscal year ended January 31, 1997 ("Fiscal 1996"). Revenues in Fiscal 1997 also included $713,000 from AES and Commonwealth from the dates of their acquisitions, August 18, 1997 and December 31, 1997, respectively. The Company treats its investments in its LEHI and Plymouth subsidiaries on the equity basis, and the revenues of LEHI and Plymouth are not included in the revenues line item. Details of the results of the LEHI and Plymouth joint ventures may be found in the accompanying notes to the financial statements.

         Costs and expenses in Fiscal 1997 increased $1,963,000 or 232% over Fiscal 1996 principally as a result of the inclusion of the Steamboat Facilities for the full year in Fiscal 1997, and AES and Commonwealth since the dates of their acquisitions. The expenses for the two subsidiaries in Fiscal 1997 were as follows:

                                                                        STEAMBOAT            AES AND
                                                                        FACILITIES         COMMONWEALTH
                                                                        ----------         ------------
           Operating expenses                                           $673,000             $489,000
           Selling, general and administrative expenses                  319,000              174,000
           Depreciation and amortization                                 149,000               62,000

         Included in Administrative Expenses were Salaries and Consulting Fees of $518,000 in Fiscal 1997 compared to $704,000 in Fiscal 1996. The decrease was due to the fact that in Fiscal 1996,

$187,000 was charged in connection with the issuance of options to persons other than officers and directors of the Company. Legal and Professional Fees increased to $476,000 in Fiscal 1997 from $147,000 in the previous year due to the costs of litigation in which the Company was involved. Two of the litigation actions in which the Company was involved in Fiscal 1997 were resolved during the year: one was settled and the other was withdrawn by the party who brought the action. Corporate expenses rose to $128,000 in Fiscal 1997 from $46,000 the previous year due to the increased activity in pursuing the Company's business plans for expansion.

         Interest income was $265,000 in Fiscal 1997 as compared to $18,000 in the previous year due to the larger cash balances carried in Fiscal 1997, and because of the interest paid or accrued on notes receivable. The sizable decrease in interest expense from $823,000 in Fiscal 1996 to $121,000 in Fiscal 1997, was due to the conversion and redemption of a portion of the convertible subordinated secured debentures as a result of the 1996 Offering, and the decrease in the annual interest rate that the debentures carry, from 18% to the current 9%.

         The net loss of the Company was reduced to $1,042,000 in Fiscal 1997 as compared to $2,048,000 in Fiscal 1996. Primarily as a result of this, cash used in operating activities was $904,000 in Fiscal 1997 as compared to $2,382,000 in Fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

         During Fiscal 1997, the Company's working capital, which was at $3,218,000 at January 31, 1997, was primarily used as disclosed in the Company's Registration Statement on Form SB-2, dated December 2, 1996, in connection with the 1996 Offering, namely for investment and acquisition. The costs of acquiring AES and Commonwealth amounted to $414,000 and $353,000 respectively. Management believes that these acquisitions will add to the Company's profitability in the current fiscal year. An additional $1,695,000 was used for loans to Reno Energy, which the Company believes could become a large income producing property in the years to come. Pre-construction work on Reno Energy is proceeding now that the state and local authorities have granted necessary initial permits.

         In connection with the Company's need for additional capital to proceed with its expansion plans, the Company completed a private placement of its Preferred Stock in March 1998. See "Recent Sales of Unregistered Securities" above.

SUBSEQUENT EVENT

         On March 23, 1998, the Company sold 250,000 shares of its Preferred Stock to Energy Systems Investors in a private placement for a purchase price of $2.25 million. See "Recent Sales of Unregistered Securities" above.

ITEM 7.  FINANCIAL STATEMENTS

         See the Financial Statements and Independent Auditors' Report which are attached hereto as the "Financial Statement Appendix" on pages F-1 through F-21.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The directors and executive officers of the Company are as follows:

             NAME                            AGE                          POSITION
             -----------------------         ---     ------------------------------------------------
             Theodore Rosen                  73      Chairman of the Board of Directors
             Richard H. Nelson               58      President, Chief Executive Officer and Director
             Howard A. Nevins                42      Executive Vice President and Director
             Henry Schneider                 33      Vice President
             Seymour J. Beder                71      Secretary, Treasurer and Chief Financial Officer
             Terrence Page                   51      Vice President
             Evan Evans                      72      Director
             Allen J. Rothman                41      Director
             Todd Goodwin                    66      Director
             Lawrence I. Schneider           62      Director

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

         Richard H. Nelson. Mr. Nelson has been President, Chief Executive Officer and Director of the Company since November 1993. Mr. Nelson has been engaged in the power plant industry for more than twenty years and has been involved with over 200 power projects throughout the world, 125 of which have been cogeneration projects. In 1973, Mr. Nelson formed Sartex Corp., which was merged into the Company, then called Cogenic Energy Systems, Inc. ("Cogenic"), in 1981. Mr. Nelson served as president of Cogenic until 1989. From January 1989 until January 1991, Mr. Nelson was president of Utility Systems Corp., a subsidiary of Cogenic. In January 1991, Mr. Nelson formed Utility Systems Florida, Inc. ("USF") where he served as president until November 1993, when USF and Cogenic merged, with Cogenic being the surviving corporation and changing its name to U.S. Envirosystems, Inc. U.S. Envirosystems changed its name to U.S. Energy Systems, Inc. in November 1996. Mr. Nelson was Special Assistant to the Director of the Peace Corps from 1961 to 1962; thereafter he served as Military Aide to the Vice President of the United States from 1962 to 1963 and Assistant to the President of the United States from 1963 to 1967. From 1967 to 1969, Mr. Nelson was Vice President of American International Bank, and from 1969 to 1973 he was Vice President of Studebaker-Worthington Corp. Mr. Nelson received his BA degree from Princeton University.

         Howard A. Nevins. Mr. Nevins has been Executive Vice President of the Company's Environmental Division and Director of the Company since August 1997. Mr. Nevins has wide ranging experience in the fields of mineral exploration, chemical operations and environmental compliance. In 1985, he founded Trey Explorations, Inc., a land exploration and development drilling company which presently operates 80 oil and gas wells in the Illinois Basin. In 1990, he co-founded Midwest Custom Chemicals, Inc., a manufacturer and international distributor of specialty chemicals used for oil and water demulsification, specializing in used oil recycling. In 1994, he co-founded both Quality Environmental Laboratories, Inc. and America Enviro-Services, Inc., the latter company which was acquired by the Company in August 1997. Mr. Nevins remains on the boards of Midwest Custom Chemicals and Quality Environmental Laboratories. Mr. Nevins is a Certified Professional Geologist, past President of the Indiana-Kentucky Geological Society, past Chairman of the Society of Petroleum Engineers (Illinois Basin) and is currently on the boards of both the Illinois Oil & Gas Association and the Independent Oil Producers. He is also on the Advisory Council of the Indiana Department of Natural Resources. Mr. Nevins received his BS degree in Geology from Western Michigan University in 1978.

         Terrence Page. Mr. Page has been Vice President - Western Resources of the Company since March 1997. Previously, Mr. Page served with the Nevada Public Service Commission since 1982. From 1982 to 1989 he was Regulatory Operations Supervisor and from 1989 until he resigned to join the Company, he served as Director of Regulatory Operations. In this position, he had final responsibility for developing all staff positions brought before the Commission and coordinated with federal, state and local governments on matters of regulatory policy. He has served on the Nevada Department of Information Services Advisory Committee, the Ohio State University's National Regulatory Research Institute Advisory Committee, the Las Vegas Regional Transportation Advisory Committee and the Washoe Regional Water Planning Commission. Mr. Page holds his BS in Business from the University of the State of New York and his MS in Management from the American University.

         Henry Schneider. Mr. Schneider, a member of Energy Systems Investors, LLC, was appointed Vice President for Development in March 1998. From 1986 to 1988, Mr. Schneider was an associate at Drexel Burnham Lambert specializing in taxable institutional fixed income products and portfolio strategies. From 1989 to 1994, Mr. Schneider was an associate with S & S Investments and Wood Gundy, specializing in mergers, acquisitions and corporate restructuring. From 1994 to 1996, Mr. Schneider was a principal of Global Capital Resources, Inc., a private merchant bank. Since 1996, Mr. Schneider has been a private investor. He has been involved in arranging acquisitions and funding for the telecommunications, energy, apparel, airline, financial and garage industries. Mr. Schneider holds an Economics degree from Tufts University and a Master of Business Administration from Boston University. Mr. Schneider is the son of Lawrence I. Schneider.

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

         Evan Evans. Mr. Evans has been a Director of the Company since August 1995. Since 1983 he has been chairman of Holvan Properties, Inc. ("Holvan"), a real estate developer, and was managing director of Easco Marine, Ltd. from 1983 to 1988. Also, from 1985 to 1986 Mr. Evans was general manager of Belgian Refining Corporation ("BRC"), pursuant to a contract between BRC and Holvan, and from 1992 to 1996, Mr. Evans was a director of BRC. From 1981 to 1983 he was vice president of Getty Trading and Transportation Company and president of its subsidiary, Getty Trading International, Inc. From 1970 to 1981 Mr. Evans was vice president and member of the board of directors of United Refining Corp ("URC"). Mr. Evans also currently serves as a director of Holvan, and since 1997 has been a director of URC. Mr. Evans received his BS degree in Mathematics from St. Lawrence University and his BS in Civil Engineering from M.I.T.

         Allen J. Rothman. Mr. Rothman was appointed to the Board of Directors of the Company in January 1997. Mr. Rothman is a partner with the law firm of Robinson, Brog, Leinwand, Greene, Genovese & Gluck P.C. in New York with whom he has been associated since January 1996. Mr. Rothman specializes in corporate, finance and real estate law. Prior to joining Robinson Brog, he was associated with several New York law firms. Mr. Rothman received his BA degree from Columbia University and his JD degree from Harvard University.

         Todd Goodwin. Mr. Goodwin was appointed to the Board of Directors of the Company in January 1997. From 1984 until the present, Mr. Goodwin has been a general partner of Gibbons, Goodwin, van Amerongen, an investment banking firm in New York. From 1978 until 1984, he was a Managing Director of Merrill Lynch, specializing in corporate finance, advising major client corporations on acquisitions, divestitures and financings. Mr. Goodwin was a general partner of White Weld & Co. from 1969 until that firm was acquired by Merrill Lynch in 1978. Mr. Goodwin also currently serves as a director of Johns Manville Corporation, The Rival Company, Schult Homes Corporation and Wells Aluminum Corp. He is a trustee of Southampton Hospital and the Madison Square Boys and Girls Club. Mr. Goodwin received his AB degree in Economics from Harvard College.

         Lawrence I. Schneider. Mr. Schneider, manager of Energy Systems Investors, LLC, was elected to the Board of Directors in March 1998 and serves as Chairman of its Executive Committee. Mr. Schneider has been associated with numerous corporations through the years, including Newpark Resources, Inc., a company involved with oil field environmental remediation, where he was Chairman of the Executive Committee. Mr. Schneider was also a partner in the New York Stock Exchange firm Sassower, Jacobs and Schneider. He holds his BS degree from New York University. Mr. Schneider is the father of Henry Schneider.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires certain officers, directors, and beneficial owners of more than ten percent (10%) of the Company's Common Stock to file reports of ownership and changes in their ownership of the equity securities of the Company with the Securities and Exchange Commission and Nasdaq. Based solely on a review of the reports and representations furnished the Company during the last fiscal year, the Company believes that each of these persons is in compliance with all applicable filing requirements.

ITEM 10  EXECUTIVE COMPENSATION

         The information contained under the caption "Executive Compensation" to appear in the Definitive Proxy Statement for the 1998 Annual Meeting of Stockholders (the "Annual Meeting Proxy Statement") is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information contained under the caption "Security Ownership of Certain Beneficial owners and Management" to appear in the Annual Meeting Proxy Statement is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contained under the caption "Certain Relationships and Related Transactions" to appear in the Annual Meeting Proxy Statement is incorporated herein by reference.

ITEM 13.    EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

A.     EXHIBITS.

        EXHIBIT
         NUMBER                         DESCRIPTION
         ------                         -----------
          2.1     Merger Agreement by and between the Company, AES Merger Corp.,
                  American Enviro-Services, Inc., and the Shareholders of
                  American Enviro-Services, Dated as of August 4, 1997+

          3.1 Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware*

          3.2     By-Laws of the Company**

          3.3     Articles of Organization of Steamboat Envirosystems, L.C.*

          4.1     Specimen Stock Certificate*

          4.2     Form of Warrant*

          4.3     Form of Warrant Agreement*

          4.4     Form of Representative's Purchase Option*

          4.5     Certificate of Designation of Series A Convertible Preferred
                  Stock of the Company as filed with the Secretary of State of Delaware on March 23, 1998++++

         10.1     Plan of Reorganization of Cogenic Energy Systems, Inc.**

         10.2     8% Convertible Subordinated Debenture due 2004**

         10.3 Employment Agreement, dated as of November 11, 1993, between the Company and Richard Nelson**

         10.3(a)  Amendment to Employment Agreement between October 15, 1996**

         10.4 Employment Agreement, dated as of December 11, 1993, between the Company and Theodore Rosen**

         10.4(a)  Amendment to Employment Agreement between the Company and
                  Theodore Rosen dated October 15, 1996*

         10.5     Purchase Agreement, dated as of January 24, 1994, between Lehi
                  Co-Gen Associates, L.C. and Lehi Envirosystems, Inc.**

         10.6     Operating Agreement among Far West Capital, Inc., Suma
                  Corporation and Lehi Envirosystems, Inc. dated January 24,
                  1994*

         10.7     Form of Purchase and Sale Agreement between Far West Capital,
                  Inc., Far West Electric Energy Fund, L.P., 1-A Enterprises, the Company and Steamboat LLC*

        EXHIBIT
         NUMBER                         DESCRIPTION
         ------                         -----------
         10.8     Form of Operation and Maintenance Agreement between Steamboat
                  LLC and S.B. Geo, Inc.*

         10.9     Letter Agreement, dated as of November 8, 1994, between the
                  Company, PSC Cogeneration Limited Partnership, Central Hudson
                  Cogeneration, Inc. and Independent Energy Finance Corporation*

         10.10    Agreement among the Company, Plymouth Envirosystems, Inc., IEC
                  Plymouth, Inc. and Independent Energy Finance Corporation dated November 16, 1994*

         10.11    Amended and Restated Agreement of Limited Partnership of
                  Plymouth Cogeneration Limited Partnership among PSC
                  Cogeneration Limited Partnership, Central Hudson Cogeneration,
                  Inc. and Plymouth Envirosystems, Inc. dated November 1, 1994*

         10.12    Amended and Restated Agreement of Limited Partnership of PSC
                  Cogeneration Limited Partnership among IEC Plymouth, Inc.,
                  Independent Energy Finance Corporation and Plymouth
                  Envirosystems, Inc. dated December 28, 1994*

         10.13 Purchase and Sale Agreement, dated as of December 31, 1995, between the Company, Far West Capital, Inc., Far West Electric
                  Energy Fund, L.P., 1-A Enterprises and Steamboat
                  Envirosystems, LLC*

         10.13(a) Letter Agreement, dated September 25, 1996, between the
                  Company and Far West Capital, Inc.*

         10.14    Joint Development Memorandum of Intent dated September 20,
                  1994, between the Company and Cowen Partnership*

         10.15    Agreement dated May 4, 1995 between the Company and Indus LLC*

         10.16    Security Agreement and Financing Statement among the Company,
                  Lehi Envirosystems, Inc., Plymouth Envirosystems, Inc. and
                  Anchor Capital Company, LLC dated June 14, 1995, as amended*

         10.17    Stock Pledge Agreement among Richard H. Nelson, Theodore
                  Rosen, Anchor Capital Company, LLC and the Company dated June
                  14, 1995*

         10.18    Loan Agreement among the Company, Lehi Envirosystems, Inc.,
                  Plymouth Envirosystems and Solvation, Inc. dated as of December 15, 1995, as amended*

         10.19 Pledge Agreement between the Company and Solvation, Inc. dated as of December 15, 1995*

         10.20    Lease dated September 1, 1995 between the Company and Gaedeke
                  Holdings, Ltd.*

         10.21    Documents related to Private Placement*

         10.21(a) Certificate of Designations*

        EXHIBIT
         NUMBER                         DESCRIPTION
         ------                         -----------
         10.22    Purchase Agreement between the Company and Westinghouse
                  Electric Corporation dated as of November 6, 1995 and
                  amendments thereof*

         10.23    Letter of intent to the Company from Bluebeard's Castle, Inc.
                  dated August 8, 1996*

         10.24    Form of Joint Venture Agreement among the Company and
                  Bluebeard's Castle, Inc. and Bluebeard Hilltop Villas dated as of August 6, 1996*

         10.25(a) Long-Term Agreement for the Purchase and Sale of Electricity
                  Between Sierra Pacific Power Company and Far West Capital,
                  Inc. dated October 29, 1988*

         10.25(b) Assignment of Interest, dated December 10, 1988 by and between
                  Far West Capital, Inc. and 1-A Enterprises*

         10.25(c) Letter dated August 18, 1989 by Gerald W. Canning, Vice
                  President of Electric Resources, consenting to the Assignment of Interest on behalf of Sierra Pacific Power Company*

         10.26(a) Agreement for the Purchase and Sale of Electricity, dated as of November 18, 1983 between Geothermal Development Associates and Sierra Pacific Power Company*

         10.26(b) Amendment to Agreement for Purchase and Sale of Electricity, dated March 6, 1987, by and between Far West Hydroelectric
                  Fund, Ltd. and Sierra Pacific Power Company*

         10.27    Loan and Option Agreement dated August, 1996 by and among NRG
                  Company, LLC and Reno Energy, LLC and ART, LLC and FWC Energy,
                  LLC, and amendments thereto*

         10.28    Promissory Note dated August 9, 1996 for $300,000 from Reno
                  Energy, LLC to NRG Company, LLC*

         10.29    Letter of Intent dated July 15, 1996 on behalf of Reno Energy,
                  LLC*

         10.30    Limited Liability Company Operating Agreement of NRG Company,
                  LLC dated as of September 8, 1996, and amendments thereto*

         10.31    Form of Limited Liability Company Operating Agreement of
                  Steamboat, Envirosystems, L.C. dated as of October, 1996*

         10.32    Form of Debenture Conversion Agreement*

         10.33(a) First Amended and Restated Loan and Option Agreement, dated
                  April 9, 1997, by and between USE Geothermal LLC, and Reno
                  Energy LLC, ART, LLC and FWC Energy, LLC***

         10.33(b) Note in the amount of $1,200,000, dated as of April 9, 1997, made by Reno Energy LLC in favor of USE Geothermal LLC****

\

        EXHIBIT
         NUMBER                         DESCRIPTION
         ------                         -----------
         10.33(c) Security Agreement, dated as of April 9, 1997, made by Reno
                  Energy LLC in favor of USE Geothermal LLC****

         10.33(d) Form of Security Agreement and Collateral Assignment, entered into by and between USE Geothermal LLC and both FWC Energy LLC and ART LLC****

         10.33(e) Guaranty Agreement, dated as of April 9, 1997, made by FWC
                  Energy LLC and ART LLC in favor of USE Geothermal LLC****

         10.34    1996 Stock Option Plan++

         10.35    Employment Agreement, dated as of March 1, 1997, between the
                  Company and Terrence Page++

         10.36    Form of 9% Convertible Subordinated Secured Debenture due
                  2004+++

         10.37 Form of Employment Agreement by and between the Company and Howard Nevins+

         10.38    Subscription Agreement, dated March 20, 1998, between the
                  Company and Energy Systems Investors, LLC++++

         10.39 Registration Rights Agreement, dated March 20, 1998, between the Company and Energy Systems Investors, LLC++++

         21.1     Subsidiaries of the Company

         23.1     Consent of Richard A. Eisner & Company, LLP, auditors of the
                  Company

         27       Financial Data Schedule


-----------------

* Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-94612).

** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended January 31, 1994.

*** Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended July 31, 1996.

**** Incorporated by reference to the Company's Current Report on Form 8-K filed on April 24, 1997.

+ Incorporated by reference to the Company's Current Report on Form 8-K dated August 12, 1997.

++ Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended January 31, 1997.

+++ Incorporated by reference to the Company's Current Report on Form 8-K dated August 18, 1997.

++++ Incorporated by reference to the Company's Current Report on Form 8-K filed on March 26, 1998.

B.       REPORTS ON FORM 8-K

         On November 3, 1997, the Company filed an amendment to its Form 8-K originally filed on August 18, 1997, reporting the consummation of its acquisition of AES. The amended 8-K was filed to include pro-forma financial statements of AES.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    U.S. ENERGY SYSTEMS, INC.


                                    By: /s/ Seymour J. Beder
                                        --------------------------------------
                                        Seymour J. Beder
                                        Chief Financial and Accounting Officer
                                        and Controller
May 1, 1998


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


                    SIGNATURE                                              TITLE                                   DATE
/s/    THEODORE ROSEN                                        Chairman of the Board of Directors                May 1, 1998
------------------------------------------
       Theodore Rosen

/s/    RICHARD H. NELSON                              President and Chief Executive Officer (Principal         May 1, 1998
------------------------------------------                             Executive Officer)
       Richard H. Nelson

/s/    SEYMOUR J. BEDER                                        Chief Financial and Accounting                  May 1, 1998
------------------------------------------                           Officer and Controller
       Seymour J. Beder                                   (Principal Financial and Accounting Officer


/s/    HOWARD NEVINS                                       Director and Executive Vice President               May 1, 1998
------------------------------------------
       Howard Nevins

/s/    LAWRENCE I. SCHNEIDER                                              Director                             May 1, 1998
------------------------------------------
       Lawrence I. Schneider

/s/    EVAN EVANS                                                         Director                             May 1, 1998
------------------------------------------
       Evan Evans

/s/    ALLEN ROTHMAN                                                      Director                             May 1, 1998
------------------------------------------
       Allen Rothman

                                                                          Director
------------------------------------------
       Todd Goodwin

                          FINANCIAL STATEMENT APPENDIX

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES


CONTENTS

                                                                          PAGE
                                                                          ----
CONSOLIDATED FINANCIAL STATEMENTS

   Independent auditors' report                                            F-2

   Consolidated balance sheet as of January 31, 1998                       F-3

   Consolidated statements of operations for the years ended
      January 31, 1998 and 1997                                            F-4

   Consolidated statements of changes in stockholders' equity for
      the years ended January 31, 1998 and 1997                            F-5

   Consolidated statements of cash flows for the years ended
      January 31, 1998 and 1997                                            F-6

   Notes to financial statements                                           F-7

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
U.S. Energy Systems, Inc.
West Palm Beach, Florida

We have audited the accompanying consolidated balance sheet of U.S. Energy Systems, Inc. and subsidiaries as of January 31, 1998 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the financial position of U.S. Energy Systems, Inc. and subsidiaries at January 31, 1998, and the results of their operations and their cash flows for each of the years in the two-year period then ended in accordance with generally accepted accounting principles.

Richard A. Eisner & Company, LLP

New York, New York
March 20, 1998

With respect to Note O
March 23, 1998

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
JANUARY 31, 1998


ASSETS
Current assets:
   Cash                                                                                            $   319,000
   Accounts receivable (less allowance for doubtful accounts $11,000)                                  757,000
   Notes receivable - current portion                                                                  105,000
   Other current assets                                                                                276,000
                                                                                                   -----------
      Total current assets                                                                           1,457,000

Property, plant and equipment, net                                                                   5,780,000
Notes receivable, less current portion                                                               1,799,000

Investments in joint ventures:
   Lehi Independent Power Associates, L.C.                                                             984,000
   Plymouth Cogeneration Limited Partnership                                                           549,000
Goodwill, net                                                                                        2,053,000
Other assets                                                                                           407,000
                                                                                                   -----------
                                                                                                   $13,029,000
                                                                                                   ===========

LIABILITIES
Current liabilities:
   Current portion of long-term debt                                                               $    85,000
   Note payable - bank                                                                                 200,000
   Accounts payable                                                                                    460,000
   Accrued expenses                                                                                    470,000
   Royalties payable                                                                                   428,000
                                                                                                   -----------
      Total current liabilities                                                                      1,643,000

Long-term debt, less current portion                                                                   397,000
Convertible subordinated secured debentures (including due to related parties of $207,000)             875,000
Advances from joint ventures                                                                            41,000
                                                                                                   -----------
                                                                                                     2,956,000
                                                                                                   -----------
Minority interest                                                                                      504,000
                                                                                                   -----------
Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, authorized 5,000,000 shares; issued and outstanding, none
Common stock, $.01 par value, authorized 35,000,000 shares;
  issued and outstanding 5,160,609                                                                      51,000
Additional paid-in capital                                                                          15,454,000
Accumulated deficit                                                                                 (5,936,000)
                                                                                                   -----------
                                                                                                     9,569,000
                                                                                                   -----------
                                                                                                   $13,029,000
                                                                                                   ===========


See notes to financial statements

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        YEAR ENDED JANUARY 31,
                                                                                   ------------------------------
                                                                                       1998               1997
                                                                                   ------------       -----------
Revenues                                                                           $  2,233,000       $   266,000
                                                                                   ------------       -----------
Cost and expenses:
   Operating expenses                                                                 1,127,000           162,000
   Administrative expenses                                                            1,613,000         1,136,000
   Litigation costs                                                                     326,000
   Depreciation                                                                         260,000            23,000
   Loss from joint ventures                                                             121,000           163,000
                                                                                   ------------       -----------
                                                                                      3,447,000         1,484,000
                                                                                   ------------       -----------
Loss before interest income (expense) and extraordinary item                         (1,214,000)       (1,218,000)
Interest income                                                                         265,000            18,000
Interest (expense)                                                                     (129,000)         (823,000)
                                                                                   ------------       -----------
Loss before extraordinary item                                                       (1,078,000)       (2,023,000)
Extraordinary gain (loss) from restructuring of liabilities                              36,000           (25,000)
                                                                                   ------------       -----------

NET LOSS                                                                             (1,042,000)       (2,048,000)
Fair value of common shares issued over carrying amount of preferred stock
   exchanged                                                                                             (633,000)
                                                                                   ------------       -----------

Loss applicable to common stock                                                     $(1,042,000)      $(2,681,000)
                                                                                    ===========       ===========

LOSS PER SHARE OF COMMON STOCK - BASIC AND DILUTED:
   LOSS BEFORE EXTRAORDINARY ITEM                                                   $     (0.23)      $     (2.56)
                                                                                    ===========       ===========
   NET LOSS                                                                         $     (0.22)      $     (2.58)
                                                                                    ===========       ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                            4,654,555         1,037,239
                                                                                    ===========       ===========



See notes to financial statements

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                PREFERRED STOCK                    COMMON STOCK
                               ------------------       -----------------------------------
                               NUMBER                   NUMBER                   ADDITIONAL
                                 OF                       OF                      PAID-IN       ACCUMULATED
                               SHARES      AMOUNT       SHARES       AMOUNT       CAPITAL         DEFICIT           TOTAL
                               ------      ------       ------       ------      ----------     -----------         -----
BALANCE - JANUARY 31,
   1996                         57,500   $   1,000       439,650   $    4,000  $     112,000   $  (2,846,000)  $  (2,729,000)
Cash paid for fractional
   shares                                                   (457)                                                          0
Proceeds from public
   offering, net of
   registration costs                                  3,565,000       36,000     11,921,000                      11,957,000
Conversion of debentures
   to common stock and
   warrants                                              125,000        1,000        499,000                         500,000
Exchange of preferred
   stock for common
   stock                       (57,500)     (1,000)      205,000        2,000         (1,000)                              0
Fair value of options
   issued for consulting
   services                                                                          187,000                         187,000
Net loss for the year
   ended January 31,
   1997                                                                                           (2,048,000)     (2,048,000)
                             ---------   ---------   -----------   ----------  -------------   -------------   -------------
BALANCE - JANUARY 31,
   1997                              0           0     4,334,193       43,000     12,718,000      (4,894,000)      7,867,000
Cash paid for fractional
   shares                                                    (14)
Shares issued in
   connection with
   acquisition of
   American Enviro-
   Services, Inc.                                        676,430        7,000      2,387,000                       2,394,000
Shares issued in
   connection with
   acquisition of
   Commonwealth
   Petroleum Recycling,
   Inc.                                                  150,000        1,000        332,000                         333,000
Fair value of options
   issued for consulting
   services                                                                           17,000                          17,000
Net loss for the year
   ended January 31,
   1998                                                                                           (1,042,000)     (1,042,000)
                             ---------   ---------   -----------   ----------  -------------   -------------   -------------
BALANCE - JANUARY 31,
   1998                              0   $       0     5,160,609   $   51,000  $  15,454,000   $  (5,936,000)  $   9,569,000
                             =========   =========   ===========   ==========  =============   =============   =============



See notes to financial statements

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                YEAR ENDED JANUARY 31,
                                                                                           ------------------------------
                                                                                                1998             1997
                                                                                           -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                                $  (1,042,000)   $  (2,048,000)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                              260,000           23,000
      Amortization of debt discount                                                                                54,000
      Equity in loss of joint ventures                                                           121,000          163,000
      Options issued for consulting services                                                                      187,000
      (Gain) loss from restructuring of liabilities                                              (36,000)          25,000
      Changes in:
        Accounts receivable                                                                       82,000         (225,000)
        Other current assets                                                                    (126,000)         (96,000)
        Other assets                                                                            (120,000)          93,000
        Accounts payable and accrued expenses                                                   (471,000)        (596,000)
        Royalties payable                                                                        428,000
        Accrued interest on pre-reorganization income taxes payable                                                38,000
                                                                                           -------------    -------------
           Net cash used in operating activities                                                (904,000)      (2,382,000)
                                                                                           -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of business, net of cash acquired                                                (414,000)      (3,357,000)
   Loans to Reno Energy LLC                                                                   (1,695,000)        (300,000)
   Repayments of loan by Reno Energy LLC                                                          91,000
   Acquisition of equipment and leasehold improvements                                          (353,000)
   Distributions from joint ventures, net of contributions                                        11,000           42,000
   Deposit                                                                                       100,000         (100,000)
   Other                                                                                        (274,000)
                                                                                           -------------    -------------
           Net cash used in investing activities                                              (2,534,000)      (3,715,000)
                                                                                           -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                                                                    87,000
   Payment of convertible subordinated secured debentures                                       (150,000)
   Payment of pre-reorganization income taxes payable                                           (347,000)         (28,000)
   Payment of long-term debt                                                                    (138,000)
   Minority equity investment in subsidiary                                                      170,000           60,000
   Proceeds from issuance of common stock                                                                      14,616,000
   Public offering costs                                                                                       (2,659,000)
   Proceeds from loans payable and preferred stock                                                                175,000
   Payment of notes payable                                                                                    (1,000,000)
   Payment of loans payable                                                                                      (960,000)
   Advances from joint ventures                                                                   10,000           16,000
                                                                                           -------------    -------------
           Net cash provided by (used in) financing activities                                  (368,000)      10,220,000
                                                                                           -------------    -------------

NET INCREASE (DECREASE) IN CASH                                                               (3,806,000)       4,123,000
Cash - beginning of period                                                                     4,125,000            2,000
                                                                                           -------------    -------------

CASH - END OF PERIOD                                                                       $     319,000    $   4,125,000
                                                                                           =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest                                                                  $     188,000    $   1,083,000

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
   Conversion of debentures to common stock and warrants                                                    $     500,000
   Exchange of common stock for preferred stock                                                             $       3,000

DETAILS OF ACQUISITIONS:
   Fair value of assets acquired                                                           $   4,282,000    $   4,134,000
   Liabilities assumed                                                                        (1,124,000)        (503,000)
   Fair value of common stock and options issued                                              (2,744,000)
   Minority interest                                                                                             (274,000)
                                                                                           -------------    -------------

Cash paid for acquisitions                                                                 $     414,000    $   3,357,000
                                                                                           =============    =============



See notes to financial statements

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 1998


NOTE A - THE COMPANY

U.S. Energy Systems, Inc. and subsidiaries (collectively the "Company") is in the business of owning, developing and operating cogeneration and independent power plants through a subsidiary and through joint ventures. The Company, through subsidiaries acquired during the year ended 1998, also provides environmental and remedial services which include collecting and recycling used motor and industrial oils and waters.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies followed in the preparation of the financial statements are as follows:

[1]    CONSOLIDATION:

       The consolidated financial statements of the Company include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated balance sheet.

[2]    PROPERTY, PLANT AND EQUIPMENT:

       Property, plant and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives ranging from five to forty years.

[3]    INVESTMENTS IN JOINT VENTURES:

       Investments in joint ventures are accounted for under the equity method based on the investees' year end of December 31.

[4]    GOODWILL:

       Goodwill represents the excess of the cost of acquired companies over the fair value of their tangible net assets acquired and is being amortized over 15 years using the straight-line method. Goodwill will be periodically reviewed for impairment based on an assessment of future operations of the acquired companies.

[5]    PER SHARE DATA:

       The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128") in the year ended January 31, 1998 and has retroactively applied the effects thereof to the prior fiscal year. SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. In 1997, the excess of the fair value of the common shares issued over the carrying amount of the preferred stock has been added to net loss to arrive at net loss applicable to common shareholders. Basic and diluted loss per share is based on the weighted average number of common shares outstanding during the years.

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 1998


NOTE B - SIGNIFICANT ACCOUNTING POLICIES  (CONTINUED)

[6]    USE OF ESTIMATES:

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

[7]    FAIR VALUES OF FINANCIAL INSTRUMENTS:

       The estimated fair value of financial instruments has been determined based on available market information and appropriate valuation methodologies. The carrying amounts of cash, accounts receivable, other current assets, accounts payable and accrued expenses and royalties payable approximate fair value at January 31, 1998 because of the short maturity of these financial instruments. The estimated carrying value of the notes receivable, note payable - bank, mortgage and equipment notes payable and the convertible subordinated secured debentures approximate fair value because the interest rates on these instruments approximate the market rates at January 31, 1998. The fair value estimates were based on information available to management as of January 31, 1998.

[8]    STOCK-BASED COMPENSATION:

       In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". SFAS 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to account for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and disclose the pro forma effects on net loss and loss per share had the fair value of options been expensed. Under the provisions of APB No. 25, compensation arising from the grant of stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock (see Note M[2]).

[9]    RECENT ACCOUNTING PRONOUNCEMENTS:

       In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information". The Company believes that the above pronouncement will not have a significant effect on the information presented in the financial statements.

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 1998

NOTE C - ACQUISITIONS

[1]    AMERICAN ENVIRO-SERVICES, INC.:

       On August 18, 1997, the Company acquired American Enviro-Services, Inc. ("AES") a provider of environmental and remedial services, for $2,498,000. The purchase price consisted of $150,000 in cash and 665,000 shares of the Company's common stock valued at $2,348,000. In addition, the Company incurred acquisition costs of $276,000, including the issuance of 11,430 common shares valued at $46,000 and options valued at $17,000. The cost of the acquisition has been allocated to the assets acquired and liabilities assumed based on their fair values as follows:

             Assets acquired and liabilities assumed:
               Current assets                                       $  599,000
               Property, plant and equipment                           948,000
               Goodwill                                              2,118,000
               Current liabilities                                    (891,000)
                                                                    ----------
                                                                    $2,774,000
                                                                    ==========

       The acquisition has been accounted for as a purchase and, accordingly, the accompanying consolidated financial statements include the accounts of AES from the date of acquisition.

[2]    COMMONWEALTH PETROLEUM RECYCLING, INC.:

       On January 5, 1998, the Company, through its subsidiary AES, acquired Commonwealth Petroleum Recycling, Inc. ("Commonwealth") for $333,000. Commonwealth also provides environmental and remedial services. The purchase price consisted of 150,000 shares of the Company's common stock valued at $333,000. The Company has placed in escrow 15,000 of such shares of the purchase price to cover the cost of environmental remediation and any other possible contingencies. The purchase price, including $51,000 of acquisition costs, has been allocated to the assets acquired and liabilities assumed based on their fair values as follows:


            Assets acquired and liabilities assumed:
              Current assets                                          $  54,000
              Property, plant and equipment                             563,000
              Current liabilities                                      (233,000)
                                                                      ---------
                                                                      $ 384,000
                                                                      =========

       The acquisition has been accounted for as a purchase and, accordingly, the accompanying consolidated financial statements include the accounts of Commonwealth from the date of acquisition.

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 1998


NOTE C - ACQUISITIONS  (CONTINUED)

[3]    STEAMBOAT ENVIROSYSTEMS, L.L.C.:

       In December 1996, the Company acquired a 95% interest in Steamboat Envirosystems, L.L.C. ("Steamboat") which has purchased two geothermal power plants (the "Steamboat Facilities") from Far West Electric Energy Fund ("FWEEF") and from 1-A Enterprises. Far West Capital Inc., the general partner and a limited partner in FWEEF, owns the remaining 5%. The transaction was accounted for as a purchase. The operating results of Steamboat have been included in the consolidated statement of operations from date of acquisition.

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

       The Steamboat Facilities produce eight megawatts of electric power which is sold under two power purchase agreements to Sierra Pacific Power Company ("Sierra"). The current power purchase agreements with Sierra provide for price adjustments in December 1996 for Steamboat Facility 1 and December 1998 for Steamboat Facility 1A. The rate currently being paid to the Company by Sierra for Steamboat Plant 1's power production is substantially lower than what had been paid until December 1996. Under the contracts, Steamboat is required to sell power to Sierra for an additional ten-year period at the then-prevailing short-term avoided costs for electricity for Sierra.

       The Steamboat facilities are subject to certain royalty agreements which include royalty payments for steam extraction rights and also provide for royalty payments equivalent to thirty percent of the net revenue of Steamboat Facility 1 after certain deductions, starting March 1, 1997. The Company has been negotiating to acquire such royalty interests.

[4]    USE GEOTHERMAL, LLC (FORMERLY NRG COMPANY, LLC):

       During the year ended January 31, 1997, the Company invested $265,000 in USE Geothermal, LLC ("USE GEO"), a newly-formed Delaware limited liability company for an 81.5% ownership interest . USE GEO is involved in the development of a geothermal heating project (the "Reno Project") with Reno Energy LLC ("Reno Energy"), a Nevada limited liability company. During the year ended January 31, 1998, the Company increased its capital contribution to $1,970,000 for an 89.57% interest in USE GEO.

       Under the terms of the initial agreements between USE GEO and Reno Energy, USE GEO has an option to acquire a 50% interest in Reno Energy, subject to certain preferential distribution interests of the founders of Reno Energy (the "Reno Option"). USE GEO paid $100,000 as an extension fee toward the Reno Option. On April 10, 1997, USE GEO and Reno Energy signed a First Amended and Restated Loan and Option Agreement, whereby as consideration and inducement for the loans made by USE GEO to Reno Energy (see Note D), Reno Energy granted USE GEO an irrevocable option to acquire a 50% membership in Reno Energy. Such option expires on April 9, 2027.

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 1998


NOTE C - ACQUISITIONS  (CONTINUED)

[5]    UNAUDITED PRO FORMA INFORMATION:

       The following unaudited pro forma information of the Company for the years ended January 31, 1998 and 1997 gives effect to the acquisition of AES, Commonwealth and Steamboat as though the acquisitions occurred at February 1, 1996 and reflect adjustments for amortization of goodwill and depreciation of property, plant and equipment resulting from allocation of the purchase price.


                                                                                   JANUARY 31,
                                                                        -------------------------------
                                                                             1998             1997
                                                                        -------------    --------------
               Revenue                                                  $   3,536,000    $    4,424,000
               Loss before extraordinary item                              (1,021,000)       (1,139,000)
               Net loss                                                      (985,000)       (1,164,000)
               Net loss per share - basic and diluted                          $(0.19)           $(0.62)


NOTE D - NOTES RECEIVABLE

Notes receivable consist of the following:

          Convertible loan (a)                                    $   1,420,000
          First note (b)                                                209,000
          Second note (c)                                               275,000
                                                                  -------------
                                                                      1,904,000
          Less current portion                                          105,000
                                                                  -------------
                                                                  $   1,799,000
                                                                  =============

         (a) In April 1997, USE GEO consummated a convertible loan agreement with Reno Energy in the initial amount of $1,200,000 at an interest rate of 12% per annum maturing on April 10, 2027. The loan is convertible into a 50% equity interest in Reno Energy. The percentage is subject to pro-rata adjustment in the event of additional funding of the Reno Project. The loan is secured by a first lien on all assets of Reno Energy and guaranteed by Reno Energy's members.

                  At January 31, 1998, accrued interest on this note amounting to $126,000 is included in other assets on the balance sheet.

         (b) This represents a $300,000 loan granted by USE GEO to Reno Energy on December 1996 to fund pre-development expenses associated with the Reno Project. This loan is repayable in twelve equal quarterly payments of $28,895 including interest at 9% per annum commencing on March 31, 1997 until final maturity on December 31, 1999.

         (c) This loan was granted by the Company to Geo Energy, LLC (a company affiliated with Reno Energy) on December 1, 1997 to fund site property acquisition. This loan is repayable in eleven quarterly payments of $11,585 including interest at 15% per annum commencing on March 1, 1998 until final maturity on December 1, 2000 at which time a balloon payment of $258,000 will be due.

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 1998

NOTE E - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at January 31, 1998:

          Land                                                    $      78,000
          Building                                                      784,000
          Steamboat Springs Thermal Hydroelectric Power Plants        4,260,000
          Equipment                                                     458,000
          Leasehold improvements                                         36,000
          Office equipment and furnishings                               72,000
          Vehicles                                                      328,000
                                                                  -------------
                                                                      6,016,000
          Less accumulated depreciation                                (236,000)
                                                                  -------------
                                                                  $   5,780,000
                                                                  =============

NOTE F - INVESTMENT IN JOINT VENTURES

[1]    LEHI INDEPENDENT POWER ASSOCIATES, L.C. ("LIPA"):

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

       From the date of LEHI's investment through January 31, 1998, the Project has not been in operation.

       The Company is exploring two alternatives for realizing its investment in LEHI. The Company and its partners believe that LIPA can sell its existing equipment and replace it with new generators that would produce power at a rate that could be sold profitably. Additionally, the Company has filed an application to update its air quality permit which allows the plant to operate with emissions of up to 250 tons of Nitrous Oxide annually. The Company believes that there is a market for the permit's tonnage, in excess of that required for operations.

       Far West Capital Inc., the other 50% owner of LIPA, also owns a 5% interest in Steamboat Envirosystems, L.L.C. (see Note C[3]).

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 1998


NOTE F - INVESTMENT IN JOINT VENTURES  (CONTINUED)

[2]    PLYMOUTH COGENERATION LIMITED PARTNERSHIP ("PCLP"):

       In 1994, the Company, through its subsidiary, Plymouth Envirosystems, Inc. acquired a 50% interest in PCLP which owns and operates a cogeneration plant which produces electricity and heat at Plymouth State College, in Plymouth, New Hampshire. The facility provides 100% of the electrical and heating requirements for the campus, which is a part of the University of New Hampshire system, under a twenty year contract. The project, which cost $5.9 million to construct, is comprised of a combination of diesel engine-generators, heat recovery and supplemental boilers, and the complete civil works that link all campus buildings into a single heating loop. The project was financed through $5,110,000 in State of New Hampshire tax exempt revenue bonds and $700,000 in equity, prior to the Company's acquisition of a 50% interest. The Company paid a total of $636,000 in cash and 11,400 shares of common stock for its 50% interest.

[3] At acquisition, LEHI's equity in the net assets of LIPA was approximately $146,000 and Plymouth's equity in the net assets of PCLP was approximately $668,000. The excess of purchase price over the underlying equities of LEHI and Plymouth have been allocated to the plants of LIPA and PCLP, respectively, and is being amortized over the remaining life of such assets. At January 31, 1998, the estimated remaining life of the plants is as follows:

                  LIPA           - buildings                        27 years
                                 - machinery and equipment           5 years
                  Plymouth       - plant                            18 years

[4] The following is summarized financial information of LIPA and PCLP as of December 31, 1997 and for each of the two-years in the period then ended:


                                                                                           DECEMBER 31, 1997
                                                                                        -------------------------
                                                                                          LIPA           PCLP
                                                                                        --------    -------------
           Current assets                                                               $  4,000    $     213,000
           Property, plant and equipment at cost (net)                                   257,000        5,059,000
           Other assets                                                                                 1,005,000
                                                                                        --------    -------------
              Total assets                                                               261,000        6,277,000
           Current liabilities                                                           (14,000)        (489,000)
           Long-term debt                                                                              (4,830,000)
                                                                                        --------    -------------
           Equity                                                                       $247,000    $     958,000
                                                                                        ========    =============
           Share of equity in joint ventures                                            $124,000    $     479,000
           Investments in joint ventures in excess of equity                             860,000           70,000
                                                                                        --------    -------------
              Total investments in joint ventures                                       $984,000    $     549,000
                                                                                        ========    =============

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 1998


NOTE F - INVESTMENT IN JOINT VENTURES  (CONTINUED)

[4]     (continued)

                                                                               YEAR ENDED DECEMBER 31,
                                                               -------------------------------------------------------
                                                                        LIPA                          PCLP
                                                               -----------------------     ---------------------------
                                                                 1997          1996           1997             1996
                                                               ---------     ---------     -----------     -----------
           Revenue                                                                          $1,198,000     $1,189,000
                                                                                            ==========     ==========
           Net income (loss)                                   $ (31,000)    $ (87,000)      $ (91,000)    $ (120,000)
                                                               =========     =========      ==========     ==========
           Equity in net income (loss)                         $ (16,000)    $ (44,000)      $ (46,000)    $  (60,000)
           Amortization of purchase price over equity            (55,000)      (55,000)         (4,000)        (4,000)
                                                               ---------     ---------       ---------     ----------
           Net income (loss) from joint ventures               $ (71,000)    $ (99,000)      $ (50,000)    $  (64,000)
                                                               =========     =========       =========     ==========
           Distributions received by Company                                                  $ 20,000     $   20,000
                                                                                              ========     ==========


NOTE G - NOTE PAYABLE - BANK

At January 31, 1998, AES has borrowed $200,000 under a $200,000 line of credit. The line of credit bears interest at 9% per annum and matures on March 16, 1998. The line of credit is secured by AES's accounts receivable, inventory and equipment.

NOTE H - LONG-TERM DEBT

Long-term debt, all incurred by AES, at January 31, 1998 consisted of the following:


          Mortgage payable, U.S. Small Business Administration, 4%, $447
             per month, due November, 2017 (A)                                                     $ 72,000

          Mortgage payable, Old National Bank, prime plus .5%, $3,246
             per month, due February, 2006 (A)                                                      245,000

          Notes payable, various, 8.3% - 12.2%, $7,227  per month, due
             September 1998 to March 2003, collateralized by all the assets of AES                  165,000
                                                                                                   --------

                                                                                                    482,000

          Less current portion                                                                       85,000
                                                                                                   --------
                                                                                                   $397,000
                                                                                                   ========

     (A)   Collateralized by AES land and building

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 1998


NOTE H - LONG-TERM DEBT  (CONTINUED)

As of January 31, 1998, future annual maturities are as follows:

            1999                                                       $ 85,000
            2000                                                         62,000
            2001                                                         43,000
            2002                                                         47,000
            2003                                                         53,000
            2004 and thereafter                                         192,000
                                                                       --------
            Long-term debt                                              482,000
            Less current portion of long-term debt                       85,000
                                                                       --------
                                                                       $397,000
                                                                       ========
NOTE I - INCOME TAXES

Deferred taxes at January 31, 1998 consist of the following:

   Potential benefit of operating loss carryforward               $ 1,442,000
   Expenses for financial reporting, not yet deductible for taxes     133,000
   Valuation allowance                                             (1,575,000)
                                                                  -----------
                                                                  $         0
                                                                  ===========

The Company has fully reserved against the deferred tax asset since the likelihood of realization cannot be determined.

The difference between the statutory tax rate of 34% and the Company's effective tax rate of 0% is due to an increase in the valuation allowance of $181,000 in 1998 and $461,000 in 1997 to offset the tax benefit attributable to the increases in operating loss carryforwards, resulting from the losses in each year.

At January 31, 1998, the Company has net operating loss carryforwards expiring through 2013. Under Section 382 of the Internal Revenue Code, the Company is subject to annual limitation on utilization of its net operating loss carryforwards because of an ownership change of more than 50% that occurred upon the public offering in December 1996. This annual limitation is approximately $150,000 plus any built-in gains recognized in the five year period beginning on the date of the ownership change. After giving recognition to this limitation, the net operating loss carryforwards available to be utilized by the Company of approximately $3,600,000, plus any recognized built in gains, expire as follows:

           JANUARY 31,
           -----------
              2002                                                   $  750,000
              2003                                                      150,000
              2004                                                      150,000
              2005                                                      150,000
              2007                                                      124,000
              2009                                                       19,000
              2010                                                      607,000
              2011                                                      150,000
              2012                                                      565,000
              2013                                                      939,000
                                                                     ----------
                                                                     $3,604,000
                                                                     ==========

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 1998


NOTE J - CONVERTIBLE SUBORDINATED SECURED DEBENTURES

The Convertible Subordinated Debentures (the "Debentures") bear interest at 9% per annum and are due on January 25, 2004. The Debenture holders are entitled to 50% of the Company's share of net profits of LIPA, as defined. The Debentures are collateralized by the outstanding shares of LEHI and are subordinated to senior indebtedness. Commencing January 25, 1998, the Company has the option to redeem the Debentures at 102% of principal, plus unpaid and accrued interest.

The conversion rate of the Debentures is $8.00 per share (109,375 shares of common stock).

NOTE K - STOCKHOLDERS' EQUITY

[1]    PREFERRED STOCK:

       Concurrent with the public offering in December 1996, 57,500 shares of Series One Preferred Stock were converted into 205,000 shares of common stock. The excess of the fair value of the common shares issued over the carrying amount of the preferred stock has been added to net loss to arrive at net loss applicable to common shareholders for earnings per share purposes.

[2]    1996 STOCK OPTION PLAN:

       In December 1996, the Board of Directors approved the 1996 Stock Option Plan (the "1996 Plan") which provides for the granting of nonstatutory options to purchase up to 1,000,000 shares of common stock to officers, employees, directors and consultants of the Company. The 1996 Plan is administered by a committee appointed by the Board of Directors which, within the limitation of the 1996 Plan, determines the persons to whom options will be granted, the number of shares to be covered by each option, the duration and rate of exercise of each option, the exercise price and manner of exercise, and the time, manner and form of payment upon exercise of an option. Options granted under the 1996 Plan may not be granted at a price less than the fair value of the common stock, as determined by the committee on the date of grant, and will expire not more than ten years from the date of grant.

       Options granted under the 1996 Plan are exercisable one (1) year after the date of its grant with respect to 50% of the total number of shares subject to the option, and two (2) years after the date of its grant with respect to the remaining 50% of the total number of shares subject to the option.

[3]    1997 STOCK OPTION PLAN:

       In November 1997, the Board of Directors approved the 1997 Stock Option Plan (the "1997 Plan") which provides for the granting of nonstatutory options to purchase up to 1,000,000 shares of common stock to officers, employees, directors and consultants of the Company. The 1997 Plan has substantially the same terms and provisions as the 1996 Plan, however, options granted under the 1997 Plan are exercisable one (1) year after the date of grant with respect to 25% of the total number of shares subject to option, and 25% at the end of each of the three succeeding (1) year periods with respect to the remaining number of shares subject to the option.

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 1998


NOTE K - STOCKHOLDERS' EQUITY  (CONTINUED)

[4]    STOCK OPTIONS AND WARRANTS:

       Prior to December 1996, the Company granted 174,100 options to officers, employees, directors and consultants of the Company under several Stock Option Agreements. Options granted under these agreements are exercisable for a period of up to five (5) years from date of grant at an exercise price as stated in the agreements.

       Stock option activity is summarized as follows:


                                                                                  YEAR ENDED JANUARY 31,
                                                                -------------------------------------------------------
                                                                            1998                          1997
                                                                -------------------------      ------------------------
                                                                                WEIGHTED-                     WEIGHTED-
                                                                                 AVERAGE                       AVERAGE
                                                                                 EXERCISE                     EXERCISE
                                                                   SHARES         PRICE         SHARES          PRICE
                                                                ------------    ---------     ----------      ---------
          Options outstanding at beginning of year                   816,600     $ 4.71          174,100        $7.66
          Granted                                                    473,000       3.19          642,500         3.92
                                                                ------------                  ----------
          Options outstanding at end of year                       1,289,600       4.16          816,600         4.71
                                                                ============                  ==========
          Options exercisable at end of year                         495,350       5.23          174,100         7.66
                                                                ============                  ==========

      The following table presents information relating to stock options outstanding at January 31, 1998:


                       OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
   ----------------------------------------------------------        ------------------------
                                                     WEIGHTED-
                                     WEIGHTED-        AVERAGE                       WEIGHTED-
     RANGE OF                         AVERAGE        REMAINING                       AVERAGE
     EXERCISE                         EXERCISE        LIFE IN                       EXERCISE
       PRICE            SHARES         PRICE           YEARS          SHARES          PRICE
   --------------      ---------     ---------       ---------       -------        ---------
   $2.03 - $2.125        151,000        $2.04          9.76
    3.25 -  3.875        677,000         3.55          4.50          202,500        $ 3.875
    4.00 -  4.375        307,500         4.04          5.21          138,750          4.00
        8.00             144,000         8.00          2.76          144,000          8.00
       10.00              10,100        10.00          1.90           10,100         10.00
                       ---------                       ----        ---------
                       1,289,600                       5.07          495,350
                       =========                       ====        =========


U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 1998

NOTE K - STOCKHOLDERS' EQUITY  (CONTINUED)

[4]     STOCK OPTIONS AND WARRANTS:  (CONTINUED)

      As of January 31, 1998, a total of 884,500 options are available for future grant.

      The weighted-average fair value of options at date of grant for grants during 1998 and 1997 was $2.16 and $3.14 per option, respectively. The fair value of the options at date of grant was estimated using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

                                                                 YEAR ENDED
                                                                 JANUARY 31,
                                                              -----------------
                                                              1998        1997
                                                              ----       -----
          Risk-free interest rates                            6.02%       6.43%
          Expected option life in years                       6.50       10.00
          Expected stock price volatility                      .70         .70
          Expected dividend yield                              .00%        .00%

      Had the Company elected to recognize compensation cost based on the fair value of the options at the date of grant as prescribed by FASB 123, pro-forma net loss applicable to common stock in 1998 and 1997 would have been ($1,631,000) and ($2,729,000), respectively, or ($0.35) per share and
      ($2.63) per share, respectively.

       As of January 31, 1998, the Company has warrants outstanding for the purchase of its common stock as follows:

                                                                                 EXERCISE             EXPIRATION
                          DESCRIPTION                      SHARES                  PRICE                  DATE
          ----------------------------------------         --------              --------           --------------
          Convertible debt                                  125,000    (a)          $4.00            December 2001
          Debt                                              114,000                  5.00            October 1999
          Consulting services                                 3,750                 16.00            October 1999
          Public offering                                 3,565,000    (a)           4.00            December 2001

          (a) Redeemable at $.01 per warrant under certain conditions.

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 1998

NOTE L - COMMITMENTS AND CONTINGENCIES (CONTINUED)

[1]    USE INTERNATIONAL, L.L.C.:

       During the year ended January 31, 1998, the Company settled its arbitration with a former joint venture partner for a payment of $163,000 of which $79,000 was charged to litigation costs for the year ended January 31, 1998.

[2]    U.S ENERGY SYSTEMS, INC. V. ENVIRO PARTNERS, L.P. ET AL.:

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

NOTE M - RELATED PARTY TRANSACTIONS

Included in the outstanding debentures are amounts due to an officer of $80,000. In connection with the notes payable issued in November 1994 and paid in December 1996, an affiliate of a director was granted warrants to purchase 78,000 shares of the Company's common stock at $5.00 per share before October 31, 1999.

During the years ended January 31, 1998 and 1997, the Company paid interest of $7,000 and $286,000, respectively, to the Related Parties.

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 1998

NOTE N - BUSINESS SEGMENTS

The Company's business segments are the developing and operating of cogeneration and independent power plants and providing environmental and remedial services. The following is the Company's business segment data:


                                                                             YEAR ENDED JANUARY 31,
                                                                          ------------------------------
                                                                             1998               1997
                                                                          -----------        -----------
Revenues:
   Cogeneration and independent power plants                              $ 1,520,000       $   266,000
   Environmental and remedial services                                        713,000
                                                                          -----------       -----------
                                                                          $ 2,233,000       $   266,000
                                                                          ===========       ===========
Operating income (loss):
   Cogeneration and independent power plants                              $   379,000       $    60,000
   Environmental and remedial services                                        (12,000)
                                                                          -----------       -----------
      Total operating income                                                  367,000            60,000
   Corporate expenses                                                      (1,460,000)       (1,115,000)
   Loss from Joint Ventures                                                  (121,000)         (163,000)
   Interest income                                                            265,000            18,000
   Interest (expense)                                                        (129,000)         (823,000)
   Extraordinary gain (loss) from restructuring of liabilities                 36,000           (25,000)
                                                                          -----------       -----------
NET LOSS                                                                  $(1,042,000)      $(2,048,000)
                                                                          ===========       ===========


                                                                             YEAR ENDED JANUARY 31,
                                                                          ------------------------------
                                                                             1998              1997
                                                                          ------------     -------------
Assets:
   Cogeneration and independent power plants                              $ 4,350,000       $ 4,382,000
   Environmental and remedial services                                      4,368,000
   Corporate assets                                                         4,311,000         6,269,000
                                                                          -----------       -----------
                                                                          $13,029,000       $10,651,000
                                                                          ===========       ===========

Capital expenditures:
   Cogeneration and independent power plants                              $   126,000       $ 4,134,000
   Environmental and remedial services                                      1,655,000
   Corporate                                                                   83,000
                                                                          -----------       -----------
                                                                          $ 1,864,000       $ 4,134,000
                                                                          ===========       ===========

Depreciation and amortization:
   Cogeneration and independent power plants                              $   148,000       $    23,000
   Environmental and remedial services                                         98,000
   Corporate                                                                   14,000
                                                                          -----------       -----------
                                                                          $   260,000       $    23,000
                                                                          ===========       ===========


U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 1998

NOTE O - SUBSEQUENT EVENT

On March 23, 1998, the Company issued 250,000 shares of its Series A convertible preferred stock, par value $0.01 per share for $2,250,000 ($9.00 per share). Each share of preferred stock is convertible into four shares of common stock, subject to certain anti-dilutive adjustments upon the occurrence of certain events, and is entitled to a cumulative dividend of 9% per annum, in cash or shares of common stock of the Company. The Company may redeem the preferred stock after March 1, 2001, and may force the conversion of the preferred stock to common stock after March 1, 2006.

Additionally, subject to shareholder approval, the investor has the right to purchase an additional 222,000 shares of the Series A convertible preferred stock prior to March 23, 1999, on the same terms as the original offering.