Form 10QSB
period 1998-04-30
U S ENERGY SYSTEMS INC
filed 1998-06-15
CIK 351917

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

        FOR THE TRANSACTION PERIOD FROM ______________ TO ______________

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

                                 Yes    X      No
                                     -------      ------

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.

                                 Yes    X      No
                                     -------      ------

         State the number of shares outstanding of each of issuer's classes of common equity, as of April 30, 1998:

               Title of Class                     Number of Shares
               --------------                     ----------------
                  Common                             5,160,607

         Transitional Small Business Disclosure Format (check one):

                                 Yes    X      No
                                     -------      ------

                         PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements


                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 APRIL 30, 1998
                                   (UNAUDITED)




                                     ASSETS

Current assets:
      Cash ...............................................................................   $  1,866,000
      Accounts receivable (less allowance for doubtful accounts $11,000) .................        944,000
      Notes receivable - current portion .................................................        109,000
      Other current assets ...............................................................        240,000
                                                                                             ------------
           Total current assets ..........................................................      3,159,000

Property, plant and equipment, net .......................................................      5,775,000
Notes receivable, less current portion ...................................................      1,838,000
Investments in joint ventures:
      Lehi Independent Power Associates, L.C. ............................................        985,000
      Plymouth Cogeneration Limited Partnership ..........................................        544,000
Goodwill, net ............................................................................      2,045,000
Other assets .............................................................................        459,000
                                                                                             ------------
           Total .........................................................................   $ 14,805,000
                                                                                             ============

                                               LIABILITIES

Current liabilities:
      Current portion of long-term debt ..................................................   $     75,000
      Notes payable - bank ...............................................................        207,000
      Accounts payable ...................................................................        402,000
      Accrued expenses ...................................................................        368,000
      Royalties payable ..................................................................        434,000
                                                                                             ------------
           Total current liabilities .....................................................      1,486,000

Long-term debt, less current portion .....................................................        391,000
Convertible subordinated secured debentures (including due to related
      parties of $80,000) ................................................................        875,000
Advances from joint ventures .............................................................         41,000
                                                                                             ------------
           Total liabilities .............................................................      2,793,000
                                                                                             ------------

Minority interests .......................................................................        504,000
                                                                                             ------------

Commitments and contingencies

                                     STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, authorized 5,000,000 shares; issued and
      outstanding, 250,000 ...............................................................          3,000
Common stock, $.01 par value, authorized 35,000,000 shares; issued and
      outstanding, 5,160,607 .............................................................         51,000
Additional paid-in capital ...............................................................     17,660,000
Accumulated deficit ......................................................................     (6,206,000)
                                                                                             ------------
           Total stockholders' equity ....................................................     11,508,000
                                                                                             ------------
           Total .........................................................................   $ 14,805,000
                                                                                             ============



                       See notes to financial statements.

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED APRIL 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                       1998          1997
                                                                   -----------  -----------

Revenues .......................................................   $   889,000    $   375,000
                                                                   -----------    -----------

Cost and expenses:
         Operating expenses
              (includes depreciation of $33,000 for 1998) ......       557,000        199,000
         Administrative expenses ...............................       473,000        285,000
         Litigation Costs ......................................        41,000         11,000
         Depreciation and amortization .........................        87,000         34,000
         Loss from joint ventures ..............................         4,000         26,000
                                                                   -----------    -----------
                                                                     1,162,000        555,000
                                                                   -----------    -----------

(Loss) before interest income (expense) ........................      (273,000)      (180,000)
Interest income ................................................        63,000         48,000
Interest expense ...............................................       (38,000)       (39,000)
                                                                   -----------    -----------

Net (Loss) .....................................................      (248,000)      (171,000)


Dividends on preferred stock ...................................       (22,000)            --
                                                                   -----------    -----------

Net (loss) applicable to common stock ..........................   $  (270,000)   $  (171,000)
                                                                   ===========    ===========


Net (loss) per common share ....................................   $     (0.05)   $     (0.04)
                                                                   ===========    ===========

Weighted average shares outstanding ............................     5,160,607      4,334,193
                                                                   ===========    ===========


                       See notes to financial statements.

                      U.S. ENERGY SYSTEMS AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
                        THREE MONTHS ENDED APRIL 30, 1998
                                   (UNAUDITED)



                                         Preferred Stock               Common Stock
                                    ------------------------    ---------------------------
                                                                                            Additional
                                      Number                      Number                     Paid-in       Accumulated
                                    of Shares       Amount      of Shares        Amount       Capital         Deficit      Total
                                    ---------    -----------    ---------     -----------   -----------   -----------   -----------

Balance, January 31, 1998                  --             --    5,160,609     $    51,000   $15,454,000  $(5,936,000)   $ 9,569,000


Net proceeds from sale of
     preferred stock                  250,000    $     3,000                                  2,206,000                   2,209,000


Cash paid for fractional shares                                          (2)


Net (loss) for the three months
     ended April 30, 1998                                                                                    (270,000)     (270,000)
                                    ---------    -----------    ---------     -----------   -----------  ------------   ------------


Balance, April 30, 1998               250,000    $     3,000    5,160,607     $    51,000   $17,660,000  $(6,206,000)   $11,508,000
                                    =========    ===========    =========     ===========   ===========  ============   ============



















                       See notes to financial statements.

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   THREE MONTHS ENDED APRIL 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                                      1998                      1997
                                                                               -------------------        -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss ..................................................................   $  (270,000)              $  (171,000)
     Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization ..........................................       120,000                    34,000
        Equity in loss of joint ventures .......................................         4,000                    22,000
        Changes in:
            Accounts receivable ................................................      (187,000)                  (16,000)
            Other current assets ...............................................        36,000                    22,000
            Other assets .......................................................       (53,000)                  (37,000)
            Accounts payable and accrued expenses ..............................      (160,000)                 (193,000)
            Royalties payable ..................................................         6,000                     6,000
            Accrued interest on pre-reorganization taxes payable ...............            --                   (17,000)
                                                                                   -----------               -----------

        Net cash used in operating activities ..................................      (504,000)                 (350,000)
                                                                                   -----------               -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of business ...................................................       (27,000)                       --
     Loans to Reno Energy LLC ..................................................       (67,000)               (1,200,000)
     Repayments of loan by Reno Energy, LLC ....................................        24,000                    22,000
     Acquisition of equipment and leasehold improvements .......................       (79,000)                  (51,000)
                                                                                   -----------               -----------
        Net cash used in investing activities ..................................      (149,000)               (1,229,000)
                                                                                   -----------               -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of preferred stock .....................................     2,209,000                        --
     Proceeds from notes payable ...............................................         7,000                        --
     Payment of convertible subordinated secured debentures ....................            --                  (150,000)
     Payment of pre-organization taxes payable .................................            --                  (152,000)
     Payment of long-term debt .................................................       (16,000)                       --
     Minority equity investment in subsidiary ..................................            --                   160,000
     Advances from joint ventures ..............................................            --                     5,000
                                                                                   -----------               -----------
        Net cash provided by (used in) financing activities ....................     2,200,000                  (137,000)
                                                                                   -----------               -----------
NET INCREASE (DECREASE) IN CASH ................................................     1,547,000                (1,716,000)
Cash - beginning of period .....................................................       319,000                 4,125,000
                                                                                   -----------               -----------
CASH - END OF PERIOD ...........................................................   $ 1,866,000               $ 2,409,000
                                                                                   ===========               ===========
Supplemental disclosure of cash flow information:
     Cash paid for interest ....................................................   $    32,000                    29,000
Supplemental schedule of non cash financing activities .........................          None                      None



                       See notes to financial statements.

                   U. S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                   THREE MONTHS ENDED APRIL 30, 1998 AND 1997
                                   (UNAUDITED)

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

                  For further information see Management's Discussion and Analysis of Financial Condition and Operating Results, and refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-KSB for its fiscal year ended January 31, 1998.

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

NOTE 4 -     ADDITIONAL CAPITAL


                  On March 23, 1998, the Company issued 250,000 shares of its Series A Convertible Preferred Stock, par value $0.01 per share, for $2,250,000 ($9.00 per share) in a private placement. Each share is currently convertible into four shares of common stock, subject to certain anti-dilutive adjustments upon the occurrence of certain events, and is entitled to a cumulative dividend of 9% per annum, in cash or in shares of common stock of the Company. The Company may redeem the preferred stock after March 1, 2001, and may force the conversion of the preferred stock to common stock after March 1, 2006.

Item 2 - Management's Discussion and Analysis or Plan of Operation.

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


 Three Months Ended April 30, 1998 Compared to Three Months Ended April 30, 1997

RESULTS OF OPERATIONS

                  Revenues for the first quarter of 1998 ("First Quarter 1998") totaled $889,000 as against $375,000 in the first quarter of 1997 ("First Quarter 1997"). This was made up of $355,000 from the operations of Steamboat Envirosystems, LLC ("Steamboat") compared to $375,000 in the same period of the previous year, and $534,000 from the operations of American Enviro-Services, Inc. and Commonwealth Petroleum Recycling, Inc. (together "AES"), which were acquired on August 18, 1997 and December 31, 1997 respectively, and so did not enter into the Company's results in First Quarter 1997. Revenues in the 1998 quarter were reduced due to normal seasonal fluctuations, exacerbated by the unusually warm winter.

                  Operating expenses refer to those expenses directly related to the production of revenues, and totaled $557,000 in First Quarter 1998, compared to $199,000 in First Quarter 1997, when Steamboat was the only operation included. Steamboat incurred operating expenses amounting to $154,000 in First Quarter 1998, compared to $199,000 in First Quarter 1997. AES operating expenses in the 1998 quarter amounted to $403,000, including depreciation charges of $33,000, with no comparable costs in the earlier year as these operations had not yet been acquired.

                  Administrative expenses in First Quarter 1998 increased to $473,000 from $283,000 in the same quarter a year earlier. This was to a large extent due to the fact that AES, whose expenses other than depreciation and amortization totaled $98,000 during the quarter, did not begin part of the Company's operations until the third quarter of 1997.

                  Material elements in administrative expenses for First Quarter 1998 compared to 1997 were as follows:

                                                         1998          1997
                                                         ----          ----

      AES, as explained above                          $  98,000     $      --
      Steamboat royalties                                 50,000        52,000
      Salaries and consulting fees (other than AES)      107,000       127,000
      Legal and professional fees                         70,000        39,000
      Insurance                                           28,000        34,000
      Corporate expenses                                  49,000        16,000
      All other                                           71,000        17,000
                                                       ---------    ----------
      Total                                             $473,000      $285,000

                  Legal costs in the 1998 quarter included $15,000 incurred for Steamboat in connection with negotiations with Sierra Pacific Power Company regarding power rates, which had not begun in the earlier year. Corporate expenses increased primarily due to the increased activity in pursuing the Company's plans for expansion.

                  Litigation costs increased to $41,000 in First Quarter 1998 from $11,000 in the same period a year earlier because legal work on the three actions in which the Company was involved was beginning to increase. As noted in the Company's Form 10-KSB for the year ended January 31, 1998, two of the three actions have since been closed. Depreciation and amortization charges increased to $87,000 in First Quarter 1998, as compared to $36,000 in the earlier year due to the inclusion of AES in this year's figures.

                  The operating expenses and administrative expenses for First Quarter 1998 include costs that were involved in bringing AES to what will be its full operating strength. Such costs will continue but will bring with them increased revenues and earnings.

                  Loss from Joint Ventures is broken down as follows:

                                                                              1998          1997
                                                                              ----          ----
                      Lehi Independent Power Associates, LC                  $(1,000)      $17,000
                      Plymouth Cogeneration Limited Partnership                5,000         9,000
                                                                             -------       -------
                      Loss from Joint Ventures                               $ 4,000       $26,000
                                                                             =======       =======

LIQUIDITY AND CAPITAL RESOURCES

                  During First Quarter 1998 cash flow used in operations totaled $504,000, an increase of $154,000 from the $350,000 reflected in the same quarter of the previous year. Of this increase, $99,000 was due to the increased loss over the earlier year. Cash flow used in investing activities amount of $149,000 in First Quarter 1998 as compared to $1,229,000 in First Quarter 1997. The 1997 figure included $1,200,000 of new loans to Reno Energy, LLC, whereas only $67,000 in new loans were made to Reno in the 1998 quarter.

                  Cash flow totaling $2,200,000 was provided from financing activities during First Quarter 1998, representing the proceeds of the sale of Preferred Stock to Energy Systems Investors in a private placement. The Company, therefore, had working capital of $1,673,000 at April 30. These funds and those that are expected to be provided by Steamboat, by AES and by additional acquisitions planned, assure that the Company will have adequate liquidity for the foreseeable future.

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

                  Reference is made to the Registrant's Annual Report on Form 10-KSB for the year ended January 31, 1998 for a description of material legal proceedings. There have been no material developments since the Registrants' last report with respect to the previously disclosed legal proceeding.

Item 2 - Changes in Securities

         On March 25, 1998 the Company issued 250,000 shares of its Series A Convertible Preferred Stock in a private placement with Energy Systems Investors, LLC, for $2,250,000. Each share of Preferred Stock is currently convertible into four shares of common stock of the Company at a conversion price of $2.25 per share, and carries a dividend of 9% per annum. The issuance was made in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended. Proceeds from the sale have been used for general working purposes. Energy Systems Investors, LLC, also holds a one year option to acquire an additional $8.0 million of Preferred Stock on the same terms and conditions, subject to stockholder approval.

Item 3 - Defaults upon Senior Securities

                      None.

Item 4 - Submission of Matters to a Vote of Security Holders

                      None.

Item 5 - Other Information

                      Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

         (a)      Exhibits

                      None filed herewith.

         (b)      Reports on Form 8-K

                  The Company filed a Form 8-K with the Commission dated as of March 25, 1998. The Form 8-K was filed in connection with the issuance of 250,000 shares of Series A Preferred Stock to Energy Systems Investors, LLC for $2,250,000 on March 23, 1998. Certain material documents were filed with the Form 8-K.

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date:    June 15, 1998


U. S. Energy Systems, Inc.



By: /s/ Richard H. Nelson
    -------------------------------------
    Richard H. Nelson
    President and Chief Executive Officer




By: /s/ Seymour J. Beder
    -------------------------------------
    Seymour J. Beder
    Chief Financial and Accounting Officer