Form 10KSB40/A
period 1998-01-31
U S ENERGY SYSTEMS INC
filed 1998-06-24
CIK 351917

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                 FORM 10-KSB/A

   (MARK ONE)
      (X)        ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED JANUARY 31, 1998

                                              OR

      (  )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 0-10238

                           U.S. ENERGY SYSTEMS, INC.
                      (Name of Registrant in its Charter)

                             ---------------------

                     DELAWARE                                            52-1216347
             (State of Incorporation)                                 (I.R.S. Employer
                                                                   Identification Number)
               515 N. FLAGLER DRIVE
                     SUITE 702
             WEST PALM BEACH, FL 33401                                  (561)820-9779
   (Address of Registrant's principal executive       (Issuer's telephone number, including area code)
                     offices)

       Securities registered pursuant to Section 12(b) of the Act: NONE.

          Securities Registered pursuant to Section 12(g) of the Act:

                                                                    NAME OF EACH EXCHANGE
                TITLE OF EACH CLASS                                  ON WHICH REGISTERED
                -------------------                                 ---------------------
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

     Transitional Small Business Disclosure Format (check one):
Yes [X]     No [ ]

     Documents Incorporated by Reference: The Company intends to file the registrant's Definitive Proxy Statement for its 1998 Annual Meeting of Stockholders with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-KSB pursuant to Rule E(3) of the General Instructions for Form 10-KSB. Information from such Definitive Proxy Statement will be incorporated by reference into Part III, Items 10, 11 and 12 hereof.
================================================================================

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

     Under the new Title V of the Clean Air Act, which became effective in 1995, the Lehi Facility must have an air quality permit from the Utah Division of Air Quality. Most of this application has already been filed, and it is expected that the one remaining filing will be completed by the third fiscal quarter of 1998. Once the application has been completed, the Utah Division of Air Quality customarily takes 90 to 120 days to issue the permit. The Company knows of no reason at this time why such air quality permit would not be issued. Actual work on the replacement of the generators will begin as soon as the air quality permit is secured and it is clear that power purchase contracts can be arranged for the power output of the plant. The Company believes that the substantial industrial and population growth in the Lehi area is creating a large future market for power. In addition, the new wheeling rules make it possible to market the power to areas outside the immediate Lehi area at prices that would afford a profitable result.

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

The operations of most of these companies are geared to power plants in the over 50 megawatt size range due to the need to make significant investments to achieve returns large enough to have an impact on a public utility's or industrial company's operating results. Some of these companies have been highly successful in the development of these large plants; but under federal law, utility subsidiaries may not own more than 50% of non-regulated (i.e., IPP) projects. Subsidiaries of large industrial companies and other non-utility companies, however, have no similar restrictions. Additionally, under federal law, a new category of independent power producer has been created known as exempt wholesale generators ("EWGs"). EWGs have no ownership limitations nor do they have requirements similar to non-regulated plants with regard to useful thermal output or fuel efficiency and operating efficiency criteria. To receive qualification as an EWG, the owner need only demonstrate that the entire output of the facility is sold exclusively in the wholesale market. EWGs are prohibited from making retail sales and therefore cannot be developed for inside-the-fence projects. In many instances, subsidiaries of public utilities and large industrial companies make ideal partners for any such projects and the Company intends to work with such companies when it locates a specific project fitting its investment parameters.

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

YEAR 2000 COMPUTER ISSUE

     The Company has assessed the issues associated with the programming code in its existing computer systems with respect to a two digit year value as the year 2000 approaches and believes that addressing such issues is not a material event or uncertainty that would cause reported financial information not to be indicative of future operating results or financial condition.

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

     The Lehi Facility is owned by LIPA, a Utah limited liability company, of which the Company owns a 50% equity interest. The property includes two acres of land in Lehi, Utah, and all buildings, engine/ generators, ancillary generating equipment, heat recovery equipment, switchgear and controls, storage tanks, spare parts, tools and permits. All costs associated with LIPA and the operation of the Lehi Facility, and all income which might be derived from sales of electric power, is divided pro-rata among the Company and the owners of the remaining 50% of LIPA. Other than the Company's obligations to its debenture holders, there are no other encumbrances or debt associated with LIPA or the Lehi Facility. Management believes the plant is adequately covered by insurance.

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

     The headquarters of the Company are in 1,800 square feet of office space under a five year lease in a commercial office building in West Palm Beach, Florida. The Company also leases from SB GEO regional offices in Reno, Nevada, on the site of the Steamboat facilities. The Company has no separate lease agreement for the Reno office space, but rental fees are included in the fees the Company pays to SB GEO for the operation and management of the Steamboat facilities.

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

                            NASD OTC BULLETIN BOARD

                                                                BID PRICE
                                                              -------------
                                                              HIGH     LOW
                                                              -----   -----
Fiscal Year Ended January 31, 1997:
  First Quarter.............................................  $3.75   $2.50
  Second Quarter............................................   2.50    1.50
  Third Quarter.............................................   3.38    1.50
  Fourth Quarter (November 1, 1996 to December 2, 1996).....   5.56    3.00

                             NASDAQ SMALLCAP MARKET

                                                               SALES PRICE
                                                              -------------
                                                              HIGH     LOW
                                                              -----   -----
Fiscal Year Ended January 31, 1997:
  Fourth Quarter (December 3, 1996 to January 31, 1997).....  $5.56   $3.88
Fiscal Year Ended January 31, 1998:
  First Quarter.............................................  $5.63   $3.63
  Second Quarter............................................   4.94    3.50
  Third Quarter.............................................   3.88    2.75
  Fourth Quarter............................................   3.31    1.75
Fiscal Year Ended January 31, 1999:
  First Quarter.............................................  $2.25   $1.81

PRICE RANGE OF WARRANTS

     The Company's warrants were issued December 6, 1996, and began trading on the Nasdaq Small Cap Market under the symbol USEYW. The following table sets forth, for the period indicated, the high and low sales prices for the Warrants as reported by the Nasdaq Small Cap Market.

                                                               SALES PRICE
                                                              -------------
                                                              HIGH     LOW
                                                              -----   -----
Fiscal Year Ended January 31, 1997:
  Fourth Quarter (December 3, 1996 to January 31, 1997).....  $1.69   $0.75
Fiscal Year Ended January 31, 1998:
  First Quarter.............................................  $1.88   $1.00
  Second Quarter............................................   1.63    0.88
  Third Quarter.............................................   1.13    0.56
  Fourth Quarter............................................   1.10    0.38
Fiscal Year Ended January 31, 1999:
  First Quarter.............................................  $0.69   $0.38

     As of April 30, 1998 there were 600 record holders on record of the Company's Common Stock. On the same date there were 25 holders of record of the Company's Warrants. The Company estimates that additional holders of stock and warrants in street name total approximately 2,000 and 200 respectively.

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

RESULTS OF OPERATIONS

  Year ended January 31, 1998 compared to year ended January 31, 1997.

     Fiscal 1997 revenues increased by $1,967,000 or 840% over Fiscal 1996 principally as a result of a full year of operations of the Steamboat Facilities which generated $1,520,000 in revenue in Fiscal 1997 compared to $225,000 in the fiscal year ended January 31, 1997 ("Fiscal 1996"). Revenues in Fiscal 1997 also included $713,000 from AES and Commonwealth from the dates of their acquisitions, August 18, 1997 and December 31, 1997, respectively. The Company treats its investments in its LEHI and Plymouth subsidiaries on the equity basis, and the revenues of LEHI and Plymouth are not included in the revenues line item. Details of the results of the LEHI and Plymouth joint ventures may be found in the accompanying notes to the financial statements.

     Costs and expenses in Fiscal 1997 increased $1,963,000 or 232% over Fiscal 1996 principally as a result of the inclusion of the Steamboat Facilities for the full year in Fiscal 1997, and AES and Commonwealth since the dates of their acquisitions. The expenses for the two subsidiaries in Fiscal 1997 were as follows:

                                                              STEAMBOAT      AES AND
                                                              FACILITIES   COMMONWEALTH
                                                              ----------   ------------
Operating expenses..........................................   $674,000      $453,000
Selling, general and administrative expenses................    319,000       174,000
Depreciation and amortization...............................    149,000        98,000

     Operating expenses for Fiscal 1997 totaled $1,127,000 as compared to $162,000 for Fiscal 1996. The Steamboat Facilities generated operating expenses of $674,000 for the twelve months of Fiscal 1997 compared to $162,000 for the period from the date of acquisition, December 6, 1996, to January 31, 1997. Operating expenses in Fiscal 1997 for AES and Commonwealth totaled 453,000. There are no comparable costs in the previous fiscal year, as the respective acquisitions took place on August 18 and December 31, 1997. Operating expenses are the costs directly relating to the revenues shown.

     Included in administrative expenses were salaries and consulting fees of $518,000 in Fiscal 1997 compared to $704,000 in Fiscal 1996. Fiscal 1996 fees included a $187,000 charge in connection with the issuance of options to persons other than officers and directors of the Company. Administrative expenses in Fiscal 1997 also reflect an increase in legal and professional fees from $147,000 in Fiscal 1996 to $476,000 in Fiscal 1997 as a result of litigation in which the Company was involved (see "Legal Proceedings"). Two of the litigation actions in which the Company was involved in Fiscal 1997 were resolved during the year: one was settled and the other was withdrawn by the party who brought the action. Corporate expenses rose to $128,000 in Fiscal 1997 from $46,000 the previous year due to the increased activity in pursuing the Company's business plans for expansion.

     Interest income was $265,000 in Fiscal 1997 as compared to $18,000 in the previous year due to the larger cash balances carried in Fiscal 1997, and because of the interest paid or accrued on notes receivable. The decrease in interest expense from $823,000 in Fiscal 1996 to $121,000 in Fiscal 1997, was due to the conversion and redemption of a portion of the convertible subordinated secured debentures as a result of the 1996 Offering, and the decrease in the annual interest rate that the debentures carry, from 18% to the current 9%.

     As of January 31, 1997, the Company had pre-reorganization income taxes and payroll taxes payable amounting to $383,000. During Fiscal 1997, the Company settled these payables for a total amount of $347,000. As a result, the Company recognized a gain of $36,000. During Fiscal 1996, the Company had similar settlement agreements with state taxing authorities relating to pre-reorganization payroll taxes payable, whereby the Company paid $25,000 in excess of what was recorded on its books, which amount was recorded as a loss on settlement.

     The net loss of the Company decreased to $1,042,000 in Fiscal 1997, or 51%, as compared to $2,048,000 in the previous year. Primarily as a result of this reduction in net loss, cash used in operating activities was $904,000 in Fiscal 1997 as compared to $2,382,000 in Fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

     As stated above, cash flow used in operating activities improved to $904,000 in Fiscal 1997 as compared to $2,382,000 in Fiscal 1996, primarily due to the lower net loss from the Company's operations. Payment of old tax claims used cash of $347,000, as stated below in the discussion of financing activities, but resulted in a gain of $36,000 which appears as an extraordinary item on the Consolidated Statement of Operations.

     Cash flow used in investing activities during Fiscal 1997 totaled $2,534,000, primarily as a result of the acquisitions of AES and Commonwealth, which accounted for $414,000 and $353,000, respectively, and included loans to Reno Energy in the aggregate amount of $1,695,000. In Fiscal 1996, cash used in investing activities totaled $3,715,000, of which $3,357,000 was for the acquisition of the Steamboat Facilities.

     Cash flow used in financing activities totaled $368,000 in Fiscal 1997, primarily due to the payment of pre-reorganization taxes payable in the amount of $347,000. In the previous year, cash flow provided by financing activities amounted to $10,220,000, representing the net proceeds of the issuance of common stock of the Company in a public offering, less the payment of certain costs of and liabilities in connection with the offering.

     Pre-construction work on Reno Energy has commenced now that the state and local authorities have granted necessary initial permits. The Company estimates that it will spend up to an additional $100,000 in pre-construction work on Reno Energy. The Company expects institutional lenders to finance the estimated $40 million construction price of the project. The Company believes that Reno Energy could become a large income producing property in the years to come.

     In connection with the possible expansion and re-configuration of the Plymouth Cogeneration facility, the Company does not anticipate any future capital expenditures. It is estimated that any construction on the

Plymouth Cogeneration facility would be financed through the University of New Hampshire system, using dormitory authority bonds, as the original project was financed.

     Positive cash flow from the Steamboat Facilities and from the recently acquired AES and Commonwealth, together with the funds provided by the private placement of Preferred Stock referred to below, assure the adequacy of liquidity during the next 12 months. In the long term, the Company expects adequate liquidity to be provided by the Steamboat Facilities and by AES and Commonwealth, plus possible additional acquisitions and financings.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The directors and executive officers of the Company are as follows:

NAME                                     AGE                  POSITION
----                                     ---                  --------
Theodore Rosen.........................  73    Chairman of the Board of Directors
Richard H. Nelson......................  58    President, Chief Executive Officer and
                                                 Director
Howard A. Nevins.......................  42    Executive Vice President and Director
Henry Schneider........................  33    Vice President
Seymour J. Beder.......................  71    Secretary, Treasurer and Chief
                                                 Financial Officer
Terrence Page..........................  51    Vice President
Evan Evans.............................  72    Director
Allen J. Rothman.......................  41    Director
Todd Goodwin...........................  66    Director
Lawrence I. Schneider..................  62    Director

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

     Terrence Page. Mr. Page has been Vice President -- Western Resources of the Company since March 1997. Previously, Mr. Page served with the Nevada Public Service Commission since 1982. From 1982 to 1989 he was Regulatory Operations Supervisor and from 1989 until he resigned to join the Company, he served as Director of Regulatory Operations. In this position, he had final responsibility for developing all staff positions brought before the Commission and coordinated with federal, state and local governments on matters of regulatory policy. He has served on the Nevada Department of Information Services Advisory Committee, the Ohio State University's National Regulatory Research Institute Advisory Committee, the Las Vegas Regional Transportation Advisory Committee and the Washoe Regional Water Planning Commission. Mr. Page holds his BS in Business from the University of the State of New York and his MS in Management from the American University.

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

ITEM 10.  EXECUTIVE COMPENSATION

     The information contained under the caption "Executive Compensation" to appear in the Definitive Proxy Statement for the 1998 Annual Meeting of Stockholders (the "Annual Meeting Proxy Statement") is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

     a. Exhibits.

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
 2.1        --  Merger Agreement by and between the Company, AES Merger
                Corp., American Enviro-Services, Inc., and the Shareholders
                of American Enviro-Services, Dated as of August 4, 1997+
 3.1        --  Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware*
 3.2        --  By-Laws of the Company**
 3.3        --  Articles of Organization of Steamboat Envirosystems, L.C.*
 4.1        --  Specimen Stock Certificate*
 4.2        --  Form of Warrant*
 4.3        --  Form of Warrant Agreement*
 4.4        --  Form of Representative's Purchase Option*
 4.5        --  Certificate of Designation of Series A Convertible Preferred
                Stock of the Company as filed with the Secretary of State of
                Delaware on March 23, 1998++++
10.1        --  Plan of Reorganization of Cogenic Energy Systems, Inc.**
10.2        --  8% Convertible Subordinated Debenture due 2004**
10.3        --  Employment Agreement, dated as of November 11, 1993, between the Company and Richard Nelson**
10.3(a)     --  Amendment to Employment Agreement between October 15, 1996**
10.4        --  Employment Agreement, dated as of December 11, 1993, between the Company and Theodore Rosen**
10.4(a)     --  Amendment to Employment Agreement between the Company and
                Theodore Rosen dated October 15, 1996*
10.5        --  Purchase Agreement, dated as of January 24, 1994, between
                Lehi Co-Gen Associates, L.C. and Lehi Envirosystems, Inc.**
10.6        --  Operating Agreement among Far West Capital, Inc., Suma
                Corporation and Lehi Envirosystems, Inc. dated January 24,
                1994*
10.7        --  Form of Purchase and Sale Agreement between Far West
                Capital, Inc., Far West Electric Energy Fund, L.P., 1-A
                Enterprises, the Company and Steamboat LLC*
10.8        --  Form of Operation and Maintenance Agreement between
                Steamboat LLC and S.B. Geo, Inc.*
10.9        --  Letter Agreement, dated as of November 8, 1994, between the
                Company, PSC Cogeneration Limited Partnership, Central
                Hudson Cogeneration, Inc. and Independent Energy Finance
                Corporation*
10.10       --  Agreement among the Company, Plymouth Envirosystems, Inc.,
                IEC Plymouth, Inc. and Independent Energy Finance
                Corporation dated November 16, 1994*
10.11       --  Amended and Restated Agreement of Limited Partnership of
                Plymouth Cogeneration Limited Partnership among PSC
                Cogeneration Limited Partnership, Central Hudson
                Cogeneration, Inc. and Plymouth Envirosystems, Inc. dated
                November 1, 1994*

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
10.12       --  Amended and Restated Agreement of Limited Partnership of PSC
                Cogeneration Limited Partnership among IEC Plymouth, Inc.,
                Independent Energy Finance Corporation and Plymouth
                Envirosystems, Inc. dated December 28, 1994*
10.13       --  Purchase and Sale Agreement, dated as of December 31, 1995, between the Company, Far West Capital, Inc., Far West
                Electric Energy Fund, L.P., 1-A Enterprises and Steamboat
                Envirosystems, LLC*
10.13(a)    --  Letter Agreement, dated September 25, 1996, between the
                Company and Far West Capital, Inc.*
10.14       --  Joint Development Memorandum of Intent dated September 20,
                1994, between the Company and Cowen Partnership*
10.15       --  Agreement dated May 4, 1995 between the Company and Indus
                LLC*
10.16       --  Security Agreement and Financing Statement among the
                Company, Lehi Envirosystems, Inc., Plymouth Envirosystems,
                Inc. and Anchor Capital Company, LLC dated June 14, 1995, as amended*
10.17       --  Stock Pledge Agreement among Richard H. Nelson, Theodore
                Rosen, Anchor Capital Company, LLC and the Company dated
                June 14, 1995*
10.18       --  Loan Agreement among the Company, Lehi Envirosystems, Inc.,
                Plymouth Envirosystems and Solvation, Inc. dated as of
                December 15, 1995, as amended*
10.19       --  Pledge Agreement between the Company and Solvation, Inc.
                dated as of December 15, 1995*
10.20       --  Lease dated September 1, 1995 between the Company and
                Gaedeke Holdings, Ltd.*
10.21       --  Documents related to Private Placement*
10.21(a)    --  Certificate of Designations*
10.22       --  Purchase Agreement between the Company and Westinghouse
                Electric Corporation dated as of November 6, 1995 and
                amendments thereof*
10.23       --  Letter of intent to the Company from Bluebeard's Castle,
                Inc. dated August 8, 1996*
10.24       --  Form of Joint Venture Agreement among the Company and
                Bluebeard's Castle, Inc. and Bluebeard Hilltop Villas dated as of August 6, 1996*
10.25(a)    --  Long-Term Agreement for the Purchase and Sale of Electricity
                Between Sierra Pacific Power Company and Far West Capital,
                Inc. dated October 29, 1988*
10.25(b)    --  Assignment of Interest, dated December 10, 1988 by and between Far West Capital, Inc. and 1-A Enterprises*
10.25(c)    --  Letter dated August 18, 1989 by Gerald W. Canning, Vice
                President of Electric Resources, consenting to the
                Assignment of Interest on behalf of Sierra Pacific Power
                Company*
10.26(a)    --  Agreement for the Purchase and Sale of Electricity, dated as of November 18, 1983 between Geothermal Development
                Associates and Sierra Pacific Power Company*
10.26(b)    --  Amendment to Agreement for Purchase and Sale of Electricity,
                dated March 6, 1987, by and between Far West Hydroelectric
                Fund, Ltd. and Sierra Pacific Power Company*
10.27       --  Loan and Option Agreement dated August, 1996 by and among
                NRG Company, LLC and Reno Energy, LLC and ART, LLC and FWC
                Energy, LLC, and amendments thereto*
10.28       --  Promissory Note dated August 9, 1996 for $300,000 from Reno
                Energy, LLC to NRG Company, LLC*
10.29       --  Letter of Intent dated July 15, 1996 on behalf of Reno
                Energy, LLC*
10.30       --  Limited Liability Company Operating Agreement of NRG
                Company, LLC dated as of September 8, 1996, and amendments thereto*

EXHIBIT
 NUMBER                                 DESCRIPTION
-------                                 -----------
10.31       --  Form of Limited Liability Company Operating Agreement of
                Steamboat, Envirosystems, L.C. dated as of October, 1996*
10.32       --  Form of Debenture Conversion Agreement*
10.33(a)    --  First Amended and Restated Loan and Option Agreement, dated
                April 9, 1997, by and between USE Geothermal LLC, and Reno
                Energy LLC, ART, LLC and FWC Energy, LLC***
10.33(b)    --  Note in the amount of $1,200,000, dated as of April 9, 1997, made by Reno Energy LLC in favor of USE Geothermal LLC****
10.33(c)    --  Security Agreement, dated as of April 9, 1997, made by Reno
                Energy LLC in favor of USE Geothermal LLC****
10.33(d)    --  Form of Security Agreement and Collateral Assignment,
                entered into by and between USE Geothermal LLC and both FWC
                Energy LLC and ART LLC****
10.33(e)    --  Guaranty Agreement, dated as of April 9, 1997, made by FWC
                Energy LLC and ART LLC in favor of USE Geothermal LLC****
10.34       --  1996 Stock Option Plan++
10.35       --  Employment Agreement, dated as of March 1, 1997, between the
                Company and Terrence Page++
10.36       --  Form of 9% Convertible Subordinated Secured Debenture due
                2004+++
10.37       --  Form of Employment Agreement by and between the Company and
                Howard Nevins+
10.38       --  Subscription Agreement, dated March 20, 1998, between the
                Company and Energy Systems Investors, LLC++++
10.39       --  Registration Rights Agreement, dated March 20, 1998, between the Company and Energy Systems Investors, LLC++++
21.1        --  Subsidiaries of the Company
23.1        --  Consent of Richard A. Eisner & Company, LLP, auditors of the
                Company
27          --  Financial Data Schedule

---------------

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

                                          U.S. ENERGY SYSTEMS, INC.

June 19, 1998                             By:     /s/ SEYMOUR J. BEDER
                                            ------------------------------------
                                                      Seymour J. Beder
                                               Chief Financial and Accounting
                                                  Officer and Controller

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----

                /s/ SEYMOUR J. BEDER*                  Chairman of the Board of           June 19, 1998
-----------------------------------------------------    Directors
                   Theodore Rosen

                /s/ RICHARD H. NELSON                  President and Chief Executive      June 19, 1998
-----------------------------------------------------    Officer (Principal Executive
                  Richard H. Nelson                      Officer)

                /s/ SEYMOUR J. BEDER                   Chief Financial and Accounting     June 19, 1998
-----------------------------------------------------    Officer and Controller
                  Seymour J. Beder                       (Principal Financial and
                                                         Accounting Officer)

                /s/ SEYMOUR J. BEDER*                  Director and Executive Vice        June 19, 1998
-----------------------------------------------------    President
                    Howard Nevins

                /s/ SEYMOUR J. BEDER*                  Director                           June 19, 1998
-----------------------------------------------------
                Lawrence I. Schneider

                /s/ SEYMOUR J. BEDER*                  Director                           June 19, 1998
-----------------------------------------------------
                     Evan Evans

                /s/ SEYMOUR J. BEDER*                  Director                           June 19, 1998
-----------------------------------------------------
                    Allen Rothman

                                                       Director
-----------------------------------------------------
                    Todd Goodwin

*As Attorney-in-Fact.

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                                    CONTENTS

                                                              PAGE
                                                              ----
Consolidated Financial Statements
  Independent auditors' report..............................   F-2
  Consolidated balance sheet as of January 31, 1998.........   F-3
  Consolidated statements of operations for the years ended
     January 31, 1998 and 1997..............................   F-4
  Consolidated statements of changes in stockholders' equity
     for the years ended January 31, 1998 and 1997..........   F-5
  Consolidated statements of cash flows for the years ended
     January 31, 1998 and 1997..............................   F-6
  Notes to financial statements.............................   F-7

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

With respect to Note P
March 23, 1998

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                JANUARY 31,
                                                                   1998
                                                                -----------
                                  ASSETS
Current assets:
  Cash......................................................    $   319,000
  Accounts receivable (less allowance for doubtful accounts
     $11,000)...............................................        757,000
  Notes receivable -- current portion.......................        105,000
  Other current assets......................................        276,000
                                                                -----------
          Total current assets..............................      1,457,000
Property, plant and equipment, net..........................      5,780,000
Notes receivable, less current portion......................      1,799,000
Investments in joint ventures:
  Lehi Independent Power Associates, L.C....................        984,000
  Plymouth Cogeneration Limited Partnership.................        549,000
Goodwill, net...............................................      2,053,000
Other assets................................................        407,000
                                                                -----------
                                                                $13,029,000
                                                                ===========
                                LIABILITIES
Current liabilities:
  Current portion of long-term debt.........................    $    85,000
  Note payable -- bank......................................        200,000
  Accounts payable..........................................        460,000
  Accrued expenses..........................................        470,000
  Royalties payable.........................................        428,000
                                                                -----------
          Total current liabilities.........................      1,643,000
Long-term debt, less current portion........................        397,000
Convertible subordinated secured debentures (including due
  to related parties of $207,000)...........................        875,000
Advances from joint ventures................................         41,000
                                                                -----------
                                                                  2,956,000
                                                                -----------
Minority interest...........................................        504,000
                                                                -----------
Commitments and contingencies
STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value, authorized 5,000,000
     shares; issued and outstanding, none
  Common stock, $.01 par value, authorized 35,000,000
     shares; issued and outstanding 5,160,609...............         51,000
Additional paid-in capital..................................     15,454,000
Accumulated deficit.........................................     (5,936,000)
                                                                -----------
                                                                  9,569,000
                                                                -----------
                                                                $13,029,000
                                                                ===========

                       See notes to financial statements.

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEAR ENDED JANUARY 31,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
Revenues....................................................  $ 2,233,000   $   266,000
                                                              -----------   -----------
Cost and expenses:
  Operating expenses........................................    1,127,000       162,000
  Administrative expenses...................................    1,613,000     1,136,000
  Litigation costs..........................................      326,000            --
  Depreciation..............................................      260,000        23,000
  Loss from joint ventures..................................      121,000       163,000
                                                              -----------   -----------
                                                                3,447,000     1,484,000
                                                              -----------   -----------
Loss before interest income (expense) and extraordinary
  item......................................................   (1,214,000)   (1,218,000)
Interest income.............................................      265,000        18,000
Interest (expense)..........................................     (129,000)     (823,000)
                                                              -----------   -----------
Loss before extraordinary item..............................   (1,078,000)   (2,023,000)
Extraordinary gain (loss) from restructuring of
  liabilities...............................................       36,000       (25,000)
                                                              -----------   -----------
NET LOSS....................................................   (1,042,000)   (2,048,000)
Fair value of common shares issued over carrying amount of
  preferred stock exchanged.................................           --      (633,000)
                                                              -----------   -----------
Loss applicable to common stock.............................  $(1,042,000)  $(2,681,000)
                                                              ===========   ===========
LOSS PER SHARE OF COMMON STOCK -- BASIC AND DILUTED:
  LOSS BEFORE EXTRAORDINARY ITEM............................  $     (0.23)  $     (2.56)
                                                              ===========   ===========
  NET LOSS..................................................  $     (0.22)  $     (2.58)
                                                              ===========   ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING..................    4,654,555     1,037,239
                                                              ===========   ===========

                       See notes to financial statements.

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                              COMMON STOCK
                                PREFERRED STOCK     ---------------------------------
                              -------------------                         ADDITIONAL
                              NUMBER OF             NUMBER OF               PAID-IN     ACCUMULATED
                               SHARES     AMOUNT     SHARES     AMOUNT      CAPITAL       DEFICIT        TOTAL
                              ---------   -------   ---------   -------   -----------   -----------   -----------
BALANCE -- JANUARY 31,
  1996......................    57,500    $ 1,000    439,650    $ 4,000   $   112,000   $(2,846,000)  $(2,729,000)
Cash paid for fractional
  shares....................                            (457)                                                  --
Proceeds from public
  offering, net of
  registration costs........                       3,565,000     36,000    11,921,000                  11,957,000
Conversion of debentures to
  common stock and
  warrants..................                         125,000      1,000       499,000                     500,000
Exchange of preferred stock
  for common stock..........   (57,500)    (1,000)   205,000      2,000        (1,000)                         --
Fair value of options issued
  for consulting services...                                                  187,000                     187,000
         Net loss for the
           year ended
           January 31,
           1997.............                                                             (2,048,000)   (2,048,000)
                               -------    -------  ----------   -------   -----------   -----------   -----------
BALANCE -- JANUARY 31,
  1997......................        --         --  4,334,193     43,000    12,718,000    (4,894,000)    7,867,000
Cash paid for fractional
  shares....................                             (14)
Shares issued in connection
  with acquisition of
  American Enviro-Services,
  Inc.......................                         676,430      7,000     2,387,000                   2,394,000
Shares issued in connection
  with acquisition of
  Commonwealth Petroleum
  Recycling, Inc............                         150,000      1,000       332,000                     333,000
Fair value of options issued
  for consulting services...                                                   17,000                      17,000
         Net loss for the
           year ended
           January 31,
           1998.............                                                             (1,042,000)   (1,042,000)
                               -------    -------  ----------   -------   -----------   -----------   -----------
BALANCE -- JANUARY 31,
  1998......................        --    $    --  5,160,609    $51,000   $15,454,000   $(5,936,000)  $ 9,569,000
                               =======    =======  ==========   =======   ===========   ===========   ===========

                       See notes to financial statements.

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED JANUARY 31,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(1,042,000)  $(2,048,000)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................      260,000        23,000
    Amortization of debt discount...........................                     54,000
    Equity in loss of joint ventures........................      121,000       163,000
    Options issued for consulting services..................                    187,000
    (Gain) loss from restructuring of liabilities...........      (36,000)       25,000
    Changes in:
      Accounts receivable...................................       82,000      (225,000)
      Other current assets..................................     (126,000)      (96,000)
      Other assets..........................................     (120,000)       93,000
      Accounts payable and accrued expenses.................     (471,000)     (596,000)
      Royalties payable.....................................      428,000
      Accrued interest on pre-reorganization income taxes
       payable..............................................                     38,000
                                                              -----------   -----------
         Net cash used in operating activities..............     (904,000)   (2,382,000)
                                                              -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of business, net of cash acquired.............     (414,000)   (3,357,000)
  Loans to Reno Energy LLC..................................   (1,695,000)     (300,000)
  Repayments of loan by Reno Energy LLC.....................       91,000
  Acquisition of equipment and leasehold improvements.......     (353,000)
  Distributions from joint ventures, net of contributions...       11,000        42,000
  Deposit...................................................      100,000      (100,000)
  Other.....................................................     (274,000)
                                                              -----------   -----------
         Net cash used in investing activities..............   (2,534,000)   (3,715,000)
                                                              -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable...............................       87,000
  Payment of convertible subordinated secured debentures....     (150,000)
  Payment of pre-reorganization income taxes payable........     (347,000)      (28,000)
  Payment of long-term debt.................................     (138,000)
  Minority equity investment in subsidiary..................      170,000        60,000
  Proceeds from issuance of common stock....................                 14,616,000
  Public offering costs.....................................                 (2,659,000)
  Proceeds from loans payable and preferred stock...........                    175,000
  Payment of notes payable..................................                 (1,000,000)
  Payment of loans payable..................................                   (960,000)
  Advances from joint ventures..............................       10,000        16,000
                                                              -----------   -----------
         Net cash provided by (used in) financing
           activities.......................................     (368,000)   10,220,000
                                                              -----------   -----------
NET INCREASE (DECREASE) IN CASH.............................   (3,806,000)    4,123,000
Cash -- beginning of period.................................    4,125,000         2,000
                                                              -----------   -----------
CASH -- END OF PERIOD.......................................  $   319,000   $ 4,125,000
                                                              ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest....................................  $   188,000   $ 1,083,000
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
  Conversion of debentures to common stock and warrants.....                $   500,000
  Exchange of common stock for preferred stock..............                $     3,000
DETAILS OF ACQUISITIONS:
  Fair value of assets acquired.............................  $ 4,282,000   $ 4,134,000
  Liabilities assumed.......................................   (1,124,000)     (503,000)
  Fair value of common stock and options issued.............   (2,744,000)
  Minority interest.........................................                   (274,000)
                                                              -----------   -----------
Cash paid for acquisitions..................................  $   414,000   $ 3,357,000
                                                              ===========   ===========

                       See notes to financial statements.

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 1998

A.  THE COMPANY

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

B.  SIGNIFICANT ACCOUNTING POLICIES

     Significant accounting policies followed in the preparation of the financial statements are as follows:

          (1) Consolidation. The consolidated financial statements of the Company include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated balance sheet.

          (2) Property, Plant and Equipment. Property, plant and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives ranging from five to forty years.

          (3) Investments in Joint Ventures. Investments in joint ventures are accounted for under the equity method based on the investees' year end of December 31.

          (4) Goodwill. Goodwill represents the excess of the cost of acquired companies over the fair value of their tangible net assets acquired and is being amortized over 15 years using the straight-line method. The periods of amortization of goodwill and other long-lived assets are evaluated at least annually to determine whether events and circumstances warrant revised estimates of useful lives. This evaluation considers, among other factors, expected cash flows and profits of the businesses to which the goodwill and other long-lived assets relate. Based upon the periodic analysis, such assets are written down or written off if it appears that future profits or cash flows will be insufficient to recover their carrying values.

          (5) Revenue Recognition.

              Environmental and remedial services -- Revenue on cost plus fixed fee jobs is recognized as costs are incurred using the time and material method. Revenues from jobs that are based on fixed bids are recognized based on the proportion of cost incurred to date to the total estimated contract cost. Costs are recognized as incurred.

              Cogeneration and independent power plants -- Revenues are recognized upon delivery of power to a customer.

          (6) Per Share Data. The Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share" ("SFAS 128") in the year ended January 31, 1998 and has retroactively applied the effects thereof to the prior fiscal year. SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. In 1997, the excess of the fair value of the common shares issued over the carrying amount of the preferred stock has been added to net loss to arrive at net loss applicable to common shareholders. Basic and diluted loss per share is based on the weighted average number of common shares outstanding during the years.

          (7) Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          (8) Fair Values of Financial Instruments. The estimated fair value of financial instruments has been determined based on available market information and appropriate valuation methodologies. The carrying amounts of cash, accounts receivable, other current assets, accounts payable and accrued expenses and royalties payable approximate fair value at January 31, 1998 because of the short maturity of these financial instruments. The estimated carrying value of the notes receivable, note payable -- bank, mortgage and equipment notes payable and the convertible subordinated secured debentures approximate fair value because the interest rates on these instruments approximate the market rates at January 31, 1998. The fair value estimates were based on information available to management as of January 31, 1998.

          (9) Stock-Based Compensation. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". SFAS 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to account for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and disclose the pro forma effects on net loss and loss per share had the fair value of options been expensed. Under the provisions of APB No. 25, compensation arising from the grant of stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock (see Note M(2)).

          (10) Recent Accounting Pronouncements. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information". The Company believes that the above pronouncement will not have a significant effect on the information presented in the financial statements.

C.  ACQUISITIONS

     (1) American Enviro-Services, Inc. On August 18, 1997, the Company acquired American Enviro-Services, Inc. ("AES") a provider of environmental and remedial services, for $2,498,000. The purchase price consisted of $150,000 in cash and 665,000 shares of the Company's common stock valued at $2,348,000. In addition, the Company incurred acquisition costs of $276,000, including the issuance of 11,430 common shares valued at $46,000 and options valued at $17,000. The cost of the acquisition has been allocated to the assets acquired and liabilities assumed based on their fair values as follows:

Assets acquired and liabilities assumed:
  Current assets............................................  $  599,000
  Property, plant and equipment.............................     948,000
  Goodwill..................................................   2,118,000
  Current liabilities.......................................    (891,000)
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

     (2) Commonwealth Petroleum Recycling, Inc. On January 5, 1998, the Company, through its subsidiary AES, acquired Commonwealth Petroleum Recycling, Inc. ("Commonwealth") for $333,000. Commonwealth also provides environmental and remedial services. The purchase price consisted of 150,000 shares of the Company's common stock valued at $333,000. The Company has placed in escrow 15,000 of such shares

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES of the purchase price to cover the cost of environmental remediation and any other possible contingencies. The purchase price, including $51,000 of acquisition costs, has been allocated to the assets acquired and liabilities assumed based on their fair values as follows:

Assets acquired and liabilities assumed:
  Current assets............................................  $  54,000
  Property, plant and equipment.............................    563,000
  Current liabilities.......................................   (233,000)
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

     (3) Steamboat Envirosystems, L.L.C. In December 1996, the Company acquired a 95% interest in Steamboat Envirosystems, L.L.C. ("Steamboat") which has purchased two geothermal power plants (the "Steamboat Facilities") from Far West Electric Energy Fund ("FWEEF") and from 1-A Enterprises. Far West Capital Inc., the general partner and a limited partner in FWEEF, owns the remaining 5%. The transaction was accounted for as a purchase. The operating results of Steamboat have been included in the consolidated statement of operations from date of acquisition.

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

     (4) USE Geothermal, LLC (Formerly NRG Company, LLC). During the year ended January 31, 1997, the Company invested $265,000 in USE Geothermal, LLC ("USE GEO"), a newly-formed Delaware limited liability company for an 81.5% ownership interest. USE GEO is involved in the development of a geothermal heating project (the "Reno Project") with Reno Energy LLC ("Reno Energy"), a Nevada limited liability company. During the year ended January 31, 1998, the Company increased its capital contribution to $1,970,000 for an 89.57% interest in USE GEO.

     Under the terms of the initial agreements between USE GEO and Reno Energy, USE GEO has an option to acquire a 50% interest in Reno Energy, subject to certain preferential distribution interests of the founders of Reno Energy (the "Reno Option"). USE GEO paid $100,000 as an extension fee toward the Reno Option. On April 10, 1997, USE GEO and Reno Energy signed a First Amended and Restated Loan

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES and Option Agreement, whereby as consideration and inducement for the loans made by USE GEO to Reno Energy (see Note D), Reno Energy granted USE GEO an irrevocable option to acquire a 50% membership in Reno Energy. Such option expires on April 9, 2027.

     (5) Unaudited Pro Forma Information. The following unaudited pro forma information of the Company for the years ended January 31, 1998 and 1997 gives effect to the acquisition of AES, Commonwealth and Steamboat as though the acquisitions occurred at February 1, 1996 and reflect adjustments for amortization of goodwill and depreciation of property, plant and equipment resulting from allocation of the purchase price.

                                                                     JANUARY 31,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
Revenue.....................................................  $ 3,536,000   $ 4,424,000
Loss before extraordinary item..............................   (1,021,000)   (1,139,000)
Net loss....................................................     (985,000)   (1,164,000)
Net loss per share -- basic and diluted.....................  $     (0.19)  $     (0.62)

D.  NOTES RECEIVABLE

     Notes receivable consist of the following:

Convertible loan(a).........................................    $1,420,000
First note(b)...............................................       209,000
Second note(c)..............................................       275,000
                                                                ----------
                                                                 1,904,000
Less current portion........................................       105,000
                                                                ----------
                                                                $1,799,000
                                                                ==========

---------------

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

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

E.  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following at January 31, 1998:

Land........................................................  $   78,000
Building....................................................     784,000
Steamboat Springs Thermal Hydroelectric Power Plants........   4,260,000
Equipment...................................................     458,000
Leasehold improvements......................................      36,000
Office equipment and furnishings............................      72,000
Vehicles....................................................     328,000
                                                              ----------
                                                               6,016,000
Less accumulated depreciation...............................    (236,000)
                                                              ----------
                                                              $5,780,000
                                                              ==========

F.  INVESTMENT IN JOINT VENTURES

     (1) LEHI Independent Power Associates, L.C. ("LIPA"). In January 1994, Lehi Envirosystems, Inc. ("LEHI"), a subsidiary of the Company, purchased a 50% equity interest in LIPA, which owns a cogeneration project (the "Project") located in Lehi, Utah.

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

     The Company is exploring two alternatives for realizing its investment in LIPA. The Company and its partners believe that LIPA can sell its existing equipment and replace it with new generators that would produce power at a rate that could be sold profitably. Additionally, the Company has filed an application to update its air quality permit which allows the plant to operate with emissions of up to 250 tons of Nitrous Oxide annually. The Company believes that there is a market for the permit's tonnage, in excess of that required for operations.

     Far West Capital Inc., the other 50% owner of LIPA, also owns a 5% interest in Steamboat Envirosystems, L.L.C. (see Note C(3)).

     (2) Plymouth Cogeneration Limited Partnership ("PCLP"). In 1994, the Company, through its subsidiary, Plymouth Envirosystems, Inc. acquired a 50% interest in PCLP which owns and operates a cogeneration plant which produces electricity and heat at Plymouth State College, in Plymouth, New Hampshire. The facility provides 100% of the electrical and heating requirements for the campus, which is a part of the University of New Hampshire system, under a twenty year contract. The project, which cost $5.9 million to construct, is comprised of a combination of diesel engine-generators, heat recovery and supplemental boilers, and the complete civil works that link all campus buildings into a single heating loop. The project was financed through $5,110,000 in State of New Hampshire tax exempt revenue bonds and $700,000 in equity, prior to the Company's acquisition of a 50% interest. The Company paid a total of $636,000 in cash and 11,400 shares of common stock for its 50% interest.

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

     (3) At acquisition, LEHI's equity in the net assets of LIPA was approximately $146,000 and Plymouth's equity in the net assets of PCLP was approximately $668,000. The excess of purchase price over the underlying equities of LEHI and Plymouth have been allocated to the plants of LIPA and PCLP, respectively, and is being amortized over the remaining life of such assets. At January 31, 1998, the estimated remaining life of the plants is as follows:

LIPA      -- buildings................................................  27 years
          -- machinery and equipment..................................   5 years
Plymouth  -- plant....................................................  18 years

     (4) The following is summarized financial information of LIPA and PCLP as of December 31, 1997 and for each of the two-years in the period then ended:

                                                                DECEMBER 31, 1997
                                                              ----------------------
                                                                LIPA        PCLP
                                                              --------   -----------
Current assets..............................................  $  4,000   $   213,000
Property, plant and equipment at cost (net).................   257,000     5,059,000
Other assets................................................               1,005,000
                                                              --------   -----------
          Total assets......................................   261,000     6,277,000
Current liabilities.........................................   (14,000)     (489,000)
Long-term debt..............................................              (4,830,000)
                                                              --------   -----------
Equity......................................................  $247,000   $   958,000
                                                              ========   ===========
Share of equity in joint ventures...........................  $124,000   $   479,000
Investments in joint ventures in excess of equity...........   860,000        70,000
                                                              --------   -----------
          Total investments in joint ventures...............  $984,000   $   549,000
                                                              ========   ===========

                                                        YEAR ENDED DECEMBER 31,
                                             ---------------------------------------------
                                                    LIPA                    PCLP
                                             -------------------   -----------------------
                                               1997       1996        1997         1996
                                             --------   --------   ----------   ----------
Revenue....................................                        $1,198,000   $1,189,000
                                                                   ==========   ==========
Net income (loss)..........................  $(31,000)  $(87,000)  $  (91,000)  $ (120,000)
                                             ========   ========   ==========   ==========
Equity in net income (loss)................  $(16,000)  $(44,000)  $  (46,000)  $  (60,000)
Amortization of purchase price over
  equity...................................   (55,000)   (55,000)      (4,000)      (4,000)
                                             --------   --------   ----------   ----------
Net income (loss) from joint ventures......  $(71,000)  $(99,000)  $  (50,000)  $  (64,000)
                                             ========   ========   ==========   ==========
Distributions received by Company..........                        $   20,000   $   20,000
                                                                   ==========   ==========

G.  NOTE PAYABLE -- BANK

     At January 31, 1998, AES has borrowed $200,000 under a $200,000 line of credit. The line of credit bears interest at 9% per annum and matures on March 16, 1998. The line of credit is secured by AES's accounts receivable, inventory and equipment.

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

H.  LONG-TERM DEBT

     Long-term debt, all incurred by AES, at January 31, 1998 consisted of the following:

Mortgage payable, U.S. Small Business Administration, 4%,
  $447 per month, due November, 2017(A).....................  $ 72,000
Mortgage payable, Old National Bank, prime plus .5%, $3,246
  per month, due February, 2006(A)..........................   245,000
Notes payable, various, 8.3% - 12.2%, $7,227 per month, due
  September 1998 to March 2003, collateralized by all the
  assets of AES.............................................   165,000
                                                              --------
                                                               482,000
Less current portion........................................    85,000
                                                              --------
                                                              $397,000
                                                              ========

---------------

(A) Collateralized by AES land and building

     As of January 31, 1998, future annual maturities are as follows:

1999........................................................    $ 85,000
2000........................................................      62,000
2001........................................................      43,000
2002........................................................      47,000
2003........................................................      53,000
2004 and thereafter.........................................     192,000
                                                                --------
Long-term debt..............................................     482,000
Less current portion of long-term debt......................      85,000
                                                                --------
                                                                $397,000
                                                                ========

I.  INCOME TAXES

     Deferred taxes at January 31, 1998 consist of the following:

Potential benefit of operating loss carryforward............    $ 1,442,000
Expenses for financial reporting, not yet deductible for
  taxes.....................................................        133,000
Valuation allowance.........................................     (1,575,000)
                                                                -----------
                                                                $         0
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

     At January 31, 1998, the Company has net operating loss carryforwards expiring through 2013. Under Section 382 of the Internal Revenue Code, the Company is subject to annual limitation on utilization of its net operating loss carryforwards because of an ownership change of more than 50% that occurred upon the public offering in December 1996. This annual limitation is approximately $150,000 plus any built-in gains recognized in the five year period beginning on the date of the ownership change. After giving recognition to

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES this limitation, the net operating loss carryforwards available to be utilized by the Company of approximately $3,600,000, plus any recognized built in gains, expire as follows:

JANUARY 31,
-----------
  2002......................................................    $  750,000
  2003......................................................       150,000
  2004......................................................       150,000
  2005......................................................       150,000
  2007......................................................       124,000
  2009......................................................        19,000
  2010......................................................       607,000
  2011......................................................       150,000
  2012......................................................       565,000
  2013......................................................       939,000
                                                                ----------
                                                                $3,604,000
                                                                ==========

J.  CONVERTIBLE SUBORDINATED SECURED DEBENTURES

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

K.  STOCKHOLDERS' EQUITY

     (1) Preferred Stock. Concurrent with the public offering in December 1996, 57,500 shares of Series One Preferred Stock were converted into 205,000 shares of common stock. The excess of the fair value of the common shares issued over the carrying amount of the preferred stock has been added to net loss to arrive at net loss applicable to common shareholders for earnings per share purposes.

     (2) 1996 Stock Option Plan. In December 1996, the Board of Directors approved the 1996 Stock Option Plan (the "1996 Plan") which provides for the granting of nonstatutory options to purchase up to 1,000,000 shares of common stock to officers, employees, directors and consultants of the Company. The 1996 Plan is administered by a committee appointed by the Board of Directors which, within the limitation of the 1996 Plan, determines the persons to whom options will be granted, the number of shares to be covered by each option, the duration and rate of exercise of each option, the exercise price and manner of exercise, and the time, manner and form of payment upon exercise of an option. Options granted under the 1996 Plan may not be granted at a price less than the fair value of the common stock, as determined by the committee on the date of grant, and will expire not more than ten years from the date of grant.

     Options granted under the 1996 Plan are exercisable one (1) year after the date of its grant with respect to 50% of the total number of shares subject to the option, and two (2) years after the date of its grant with respect to the remaining 50% of the total number of shares subject to the option.

     (3) 1997 Stock Option Plan. In November 1997, the Board of Directors approved the 1997 Stock Option Plan (the "1997 Plan") which provides for the granting of nonstatutory options to purchase up to 1,000,000 shares of common stock to officers, employees, directors and consultants of the Company. The 1997 Plan has substantially the same terms and provisions as the 1996 Plan, however, options granted under the 1997 Plan are exercisable one (1) year after the date of grant with respect to 25% of the total number of shares

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES subject to option, and 25% at the end of each of the three succeeding (1) year periods with respect to the remaining number of shares subject to the option.

     (4) Stock Options and Warrants. Prior to December 1996, the Company granted 174,100 options to officers, employees, directors and consultants of the Company under several Stock Option Agreements. Options granted under these agreements are exercisable for a period of up to five (5) years from date of grant at an exercise price as stated in the agreements.

     Stock option activity is summarized as follows:

                                                            YEAR ENDED JANUARY 31,
                                                  -------------------------------------------
                                                          1998                   1997
                                                  ---------------------   -------------------
                                                              WEIGHTED-             WEIGHTED-
                                                               AVERAGE               AVERAGE
                                                              EXERCISE              EXERCISE
                                                   SHARES       PRICE     SHARES      PRICE
                                                  ---------   ---------   -------   ---------
Options outstanding at beginning of year........    816,600     $4.71     174,100     $7.66
Granted.........................................    473,000      3.19     642,500      3.92
                                                  ---------               -------
Options outstanding at end of year..............  1,289,600      4.16     816,600      4.71
                                                  =========               =======
Options exercisable at end of year..............    495,350      5.23     174,100      7.66
                                                  =========               =======

     The following table presents information relating to stock options outstanding at January 31, 1998:

                           OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
--------------------------------------------------------------------------   --------------------
                                                                 WEIGHTED-
                                                     WEIGHTED-    AVERAGE               WEIGHTED-
                                                      AVERAGE    REMAINING               AVERAGE
                                                     EXERCISE     LIFE IN               EXERCISE
RANGE OF EXERCISE PRICE                   SHARES       PRICE       YEARS      SHARES      PRICE
-----------------------                  ---------   ---------   ---------   --------   ---------
$ 2.03 - $2.125........................    151,000    $ 2.04       9.76
  3.25 -  3.875........................    677,000      3.55       4.50      202,500     $ 3.875
  4.00 -  4.375........................    307,500      4.04       5.21      138,750       4.00
  8.00.................................    144,000      8.00       2.76      144,000       8.00
 10.00.................................     10,100     10.00       1.90       10,100      10.00
                                         ---------                 ----      -------
                                         1,289,600                 5.07      495,350
                                         =========                 ====      =======

     As of January 31, 1998, a total of 884,500 options are available for future grant.

     The weighted-average fair value of options at date of grant for grants during 1998 and 1997 was $2.16 and $3.14 per option, respectively. The fair value of the options at date of grant was estimated using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

                                                               YEAR ENDED
                                                               JANUARY 31,
                                                              -------------
                                                              1998    1997
                                                              ----    -----
Risk-free interest rates....................................  6.02%    6.43%
Expected option life in years...............................  6.50    10.00
Expected stock price volatility.............................   .70      .70
Expected dividend yield.....................................   .00      .00

     Had the Company elected to recognize compensation cost based on the fair value of the options at the date of grant as prescribed by FASB 123, pro-forma net loss applicable to common stock in 1998 and 1997 would have been ($1,631,000) and ($2,729,000), respectively, or ($0.35) per share and ($2.63)
per share, respectively.

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

     As of January 31, 1998, the Company has warrants outstanding for the purchase of its common stock as follows:

                                                                  EXERCISE    EXPIRATION
DESCRIPTION                                          SHARES        PRICE         DATE
-----------                                         ---------     --------    ----------
Convertible debt..................................    125,000(a)   $ 4.00    December 2001
Debt..............................................    114,000        5.00    October 1999
Consulting services...............................      3,750       16.00    October 1999
Public offering...................................  3,565,000(a)     4.00    December 2001

---------------

(a) Redeemable at $.01 per warrant under certain conditions.

L.  EXTRAORDINARY GAIN (LOSS) FROM RESTRUCTURING OF LIABILITIES

     As of January 31, 1997, the Company had pre-reorganization income taxes and payroll taxes payable amounting to $383,000. During the year ended January 31, 1998, the Company settled these payables by paying $347,000. $36,000 was recognized as a gain from such settlement.

     For the year ended January 31, 1997, the Company had similar settlement agreements with state taxing authorities relating to pre-reorganization payroll taxes payable, whereby the Company paid $25,000 in excess of what was recorded in the books, which amount was recorded as a loss on settlement.

M.  COMMITMENTS AND CONTINGENCIES

     (1) Use International, L.L.C. During the year ended January 31, 1998, the Company settled its arbitration with a former joint venture partner for a payment of $163,000 of which $79,000 was charged to litigation costs for the year ended January 31, 1998.

     (2) U.S. Energy Systems, Inc. v. Enviro Partners, L.P. et al. On March 27, 1997, the Company filed for a declaratory judgement action against Enviro Partners, L.P. ("Enviro") and other partners of the Enviro Limited Partnership. The Company had intended to close a private placement of its securities to Enviro concurrent with a public offering of its securities. The Company was unable to close the private placement because a condition to the private placement, NASDAQ's approval of listing the Company's publicly offered securities on the NASDAQ Small Cap Market, would not be satisfied if the private placement proceeded. NASDAQ refused to approve the requested listing because it concluded that the private placement was unfair to potential NASDAQ investors. The Company completed its public offering without closing the private placement in December 1996.

     The Company commenced the action because of threats to sue the Company by Enviro for damages sustained as a result of not completing the private placement. On March 28, 1997, Enviro counterclaimed seeking $6,000,000 of damages. Management believes the counterclaim has no merit and intends to contest vigorously, however, the outcome is presently indeterminable.

N.  RELATED PARTY TRANSACTIONS

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

O.  BUSINESS SEGMENTS

     The Company's business segments are the developing and operating of cogeneration and independent power plants and providing environmental and remedial services. The following is the Company's business segment data:

                                                               YEAR ENDED JANUARY 31,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
Revenues:
  Cogeneration and independent power plants.................  $ 1,520,000   $   266,000
  Environmental and remedial services.......................      713,000
                                                              -----------   -----------
                                                              $ 2,233,000   $   266,000
                                                              ===========   ===========
Operating income (loss):
  Cogeneration and independent power plants.................  $   379,000   $    60,000
  Environmental and remedial services.......................      (12,000)
                                                              -----------   -----------
          Total operating income............................      367,000        60,000
  Corporate expenses........................................   (1,460,000)   (1,115,000)
  Loss from Joint Ventures..................................     (121,000)     (163,000)
  Interest income...........................................      265,000        18,000
  Interest (expense)........................................     (129,000)     (823,000)
  Extraordinary gain (loss) from restructuring of
     liabilities............................................       36,000       (25,000)
                                                              -----------   -----------
          Net loss..........................................  $(1,042,000)  $(2,048,000)
                                                              ===========   ===========

                                                               YEAR ENDED JANUARY 31,
                                                              -------------------------
                                                                 1998          1997
                                                              -----------   -----------
Assets:
  Cogeneration and independent power plants.................  $ 4,350,000   $ 4,382,000
  Environmental and remedial services.......................    4,368,000
  Corporate assets..........................................    4,311,000     6,269,000
                                                              -----------   -----------
                                                              $13,029,000   $10,651,000
                                                              ===========   ===========
Capital expenditures:
  Cogeneration and independent power plants.................  $   126,000   $ 4,134,000
  Environmental and remedial services.......................    1,655,000
  Corporate.................................................       83,000
                                                              -----------   -----------
                                                              $ 1,864,000   $ 4,134,000
                                                              ===========   ===========
Depreciation and amortization:
  Cogeneration and independent power plants.................  $   148,000   $    23,000
  Environmental and remedial services.......................       98,000
  Corporate.................................................       14,000
                                                              -----------   -----------
                                                              $   260,000   $    23,000
                                                              ===========   ===========

P.  SUBSEQUENT EVENT

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

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

The Company may redeem the preferred stock after March 1, 2001, and may force the conversion of the preferred stock to common stock after March 1, 2006.

     Additionally, subject to shareholder approval, the investor has the right to purchase an additional 222,000 shares of the Series A convertible preferred stock prior to March 23, 1999, on the same terms as the original offering.