Form 10KSB40/A
period 1998-01-31
U S ENERGY SYSTEMS INC
filed 1998-07-20
CIK 351917

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                 FORM 10-KSB/A

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

     Transitional Small Business Disclosure Format (check one):  Yes [X]  No [ ]

     Documents Incorporated by Reference: The Company intends to file the registrant's Definitive Proxy Statement for its 1998 Annual Meeting of Stockholders with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-KSB pursuant to Rule E(3) of the General Instructions for Form 10-KSB. Information from such Definitive Proxy Statement will be incorporated by reference into Part III, Items 10, 11 and 12 hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

YEAR 2000 COMPUTER ISSUE

     The Company has assessed the issues associated with the programming code in its existing computer systems with respect to a two digit year value as the year 2000 approaches and believes that addressing such issues is not a material event or uncertainty that would cause reported financial information not to be indicative of future operating results or financial condition. The Company has also considered the effect of the year 2000 issue as it pertains to its customers and believes that only Sierra, to which the Company sells power from its Steamboat Facilities, may be affected by the programming code problem to an extent which could have a material adverse effect on the Company. Sierra has assured the Company, however, that it is currently working on resolving its year 2000 issues.

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

                                          U.S. ENERGY SYSTEMS, INC.

July 17, 1998                             By:     /s/ SEYMOUR J. BEDER
                                            ------------------------------------
                                                      Seymour J. Beder
                                               Chief Financial and Accounting
                                                           Officer
                                                       and Controller

                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----

                /s/ SEYMOUR J. BEDER*                  Chairman of the Board of           July 17, 1998
-----------------------------------------------------    Directors
                   Theodore Rosen

                /s/ RICHARD H. NELSON                  President and Chief Executive      July 17, 1998
-----------------------------------------------------    Officer (Principal Executive
                  Richard H. Nelson                      Officer)

                /s/ SEYMOUR J. BEDER                   Chief Financial and Accounting     July 17, 1998
-----------------------------------------------------    Officer and Controller
                  Seymour J. Beder                       (Principal Financial and
                                                         Accounting Officer)

                /s/ SEYMOUR J. BEDER*                  Director and Executive Vice        July 17, 1998
-----------------------------------------------------    President
                    Howard Nevins

                /s/ SEYMOUR J. BEDER*                  Director                           July 17, 1998
-----------------------------------------------------
                Lawrence I. Schneider

                /s/ SEYMOUR J. BEDER*                  Director                           July 17, 1998
-----------------------------------------------------
                     Evan Evans

                /s/ SEYMOUR J. BEDER*                  Director                           July 17, 1998
-----------------------------------------------------
                    Allen Rothman

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
                                                              ===========   ===========

                       See notes to financial statements.

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                              COMMON STOCK
                                PREFERRED STOCK    ----------------------------------
                              -------------------                         ADDITIONAL
                              NUMBER OF            NUMBER OF                PAID-IN     ACCUMULATED
                               SHARES     AMOUNT    SHARES      AMOUNT      CAPITAL       DEFICIT        TOTAL
                              ---------   -------  ---------    -------   -----------   -----------   -----------
BALANCE -- JANUARY 31,
  1996......................    57,500    $ 1,000    439,650    $ 4,000   $   112,000   $(2,846,000)  $(2,729,000)
Cash paid for fractional
  shares....................                            (457)                                                  --
Proceeds from public
  offering, net of
  registration costs........                       3,565,000     36,000    11,921,000                  11,957,000
Conversion of debentures to
  common stock and
  warrants..................                         125,000      1,000       499,000                     500,000
Exchange of preferred stock
  for common stock..........   (57,500)    (1,000)   205,000      2,000        (1,000)                         --
Fair value of options issued
  for consulting services...                                                  187,000                     187,000
         Net loss for the
           year ended
           January 31,
           1997.............                                                             (2,048,000)   (2,048,000)
                               -------    -------  ---------    -------   -----------   -----------   -----------
BALANCE -- JANUARY 31,
  1997......................        --         --  4,334,193     43,000    12,718,000    (4,894,000)    7,867,000
Cash paid for fractional
  shares....................                             (14)
Shares issued in connection
  with acquisition of
  American Enviro-Services,
  Inc.......................                         676,430      7,000     2,387,000                   2,394,000
Shares issued in connection
  with acquisition of
  Commonwealth Petroleum
  Recycling, Inc............                         150,000      1,000       332,000                     333,000
Fair value of options issued
  for consulting services...                                                   17,000                      17,000
         Net loss for the
           year ended
           January 31,
           1998.............                                                             (1,042,000)   (1,042,000)
                               -------    -------  ---------    -------   -----------   -----------   -----------
BALANCE -- JANUARY 31,
  1998......................        --    $    --  5,160,609    $51,000   $15,454,000   $(5,936,000)  $ 9,569,000
                               =======    =======  =========    =======   ===========   ===========   ===========

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