Form 10QSB
period 1998-07-31
U S ENERGY SYSTEMS INC
filed 1998-08-31
CIK 351917

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1998


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


                                 (561) 820-9779
                (Issuer's Telephone Number, Including Area Code)


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

                                    Yes [X]  No [ ]

    State the number of shares outstanding of each of issuer's classes of common equity, as of July 31, 1998:

           Title of Class                              Number of Shares
           --------------                              ----------------
              Common                                       5,160,605


       Transitional Small Business Disclosure Format (check one):

                                    Yes [X]  No [ ]

                         PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  JULY 31, 1998
                                   (UNAUDITED)

                                     ASSETS
Current assets:
    Cash ..........................................................................      $  1,279,000
    Accounts receivable (less allowance for doubtful accounts $11,000) ............           690,000
    Notes receivable - current portion ............................................           113,000
    Other current assets ..........................................................           221,000
                                                                                         ------------

           Total current assets ...................................................         2,303,000

Property, plant and equipment, net ................................................         5,781,000
Notes receivable, less current portion ............................................         1,864,000
Investments in joint ventures:
           Lehi Independent Power Associates, L.C .................................           972,000
           Plymouth Cogeneration Limited Partnership ..............................           527,000
Goodwill, net .....................................................................         2,009,000
Other assets ......................................................................           732,000
                                                                                         ------------

           Total ..................................................................      $ 14,188,000
                                                                                         ============

                                   LIABILITIES
Current liabilities:
    Current portion of long-term debt .............................................      $     73,000
    Notes payable - bank ..........................................................           155,000
    Accounts payable ..............................................................           394,000
    Accrued expenses ..............................................................           384,000
    Royalties payable .............................................................            54,000
                                                                                         ------------

           Total current liabilities ..............................................         1,060,000

Long-term debt, less current portion ..............................................           386,000
Convertible subordinated secured debentures (including due to related
    parties of $80,000) ...........................................................           875,000
Advances from joint ventures ......................................................            41,000
                                                                                         ------------

           Total liabilities ......................................................         2,362,000
                                                                                         ------------

Minority interests ................................................................           504,000
                                                                                         ------------

Commitments and contingencies

                              STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, authorized 5,000,000 shares; issued and
    outstanding, 250,000) .........................................................             3,000
Common stock, $.01 par value, authorized 35,000,000 shares; issued and
    outstanding, 5,160,605) .......................................................            51,000
Additional paid-in capital ........................................................        17,642,000
Accumulated deficit ...............................................................        (6,374,000)
                                                                                         ------------
           Total stockholders' equity .............................................        11,322,000
                                                                                         ------------

           Total ..................................................................      $ 14,188,000
                                                                                         ============




                       See notes to financial statements.

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                       THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                            JULY 31,                             JULY 31,
                                                                 -----------------------------       -----------------------------

                                                                     1998              1997              1998              1997
                                                                 -----------       -----------       -----------       -----------

Revenues ..................................................      $ 1,014,000       $   367,000       $ 1,903,000       $   742,000
                                                                 -----------       -----------       -----------       -----------

Cost and expenses:
      Operating expenses
        (includes depreciation of $65,000 for 1998)  ......          520,000           174,000         1,077,000           339,000
      Administrative expenses .............................          530,000           366,000         1,003,000           685,000
      Litigation costs ....................................            6,000           136,000            47,000           147,000
      Depreciation and amortization .......................           88,000            39,000           175,000            73,000
      Loss from joint ventures ............................           35,000            34,000            39,000            60,000
                                                                 -----------       -----------       -----------       -----------

                                                                   1,179,000           749,000         2,341,000         1,304,000
                                                                 -----------       -----------       -----------       -----------

(Loss) before interest income (expense) ...................         (165,000)         (382,000)         (438,000)         (562,000)
Interest income ...........................................           85,000            41,000           148,000            89,000
Interest expense ..........................................          (38,000)          (20,000)          (76,000)          (59,000)
                                                                 -----------       -----------       -----------       -----------

Net (loss) before extraordinary item ......................         (118,000)         (361,000)         (366,000)         (532,000)

Extraordinary gain from restructuring of liabilities ......               --            36,000                --            36,000
                                                                 -----------       -----------       -----------       -----------

Net (loss) ................................................         (118,000)         (325,000)         (366,000)         (496,000)

Dividends on preferred stock ..............................          (50,000)               --           (72,000)               --
                                                                 -----------       -----------       -----------       -----------

Net (loss) applicable to common stock .....................      $  (168,000)      $  (325,000)      $  (438,000)      $  (496,000)
                                                                 ===========       ===========       ===========       ===========

Net (loss) per common share ...............................      $     (0.03)      $     (0.07)      $     (0.08)      $     (0.11)
                                                                 ===========       ===========       ===========       ===========

Weighted average shares outstanding .......................        5,160,605         4,334,190         5,160,605         4,334,190
                                                                 ===========       ===========       ===========       ===========







                       See notes to financial statements.

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
                         SIX MONTHS ENDED JULY 31, 1998
                                   (UNAUDITED)



                                         Preferred Stock                     Common Stock
                                   ----------------------------      -----------------------------

                                     Number                            Number
                                   of Shares          Amount          of Shares          Amount
                                   ---------       ------------      ------------     ------------

Balance, January 31, 1998                 --                 --         5,160,609     $     51,000


Net proceeds from sale
of preferred stock                   250,000       $      3,000


Cash paid for fractional shares                                                (4)

Net (Loss) for the six
months ended July 31, 1998
                                   ---------       ------------      ------------     ------------
Balance, July 31, 1998               250,000       $      3,000      $  5,160,605     $     51,000
                                   =========       ============      ============     ============






                                    Additional
                                      Paid-in     Accumulated
                                      Capital       Deficit           Total
                                   ------------   ------------    ------------

Balance, January 31, 1998          $ 15,454,000   $ (5,936,000)   $  9,569,000


Net proceeds from sale
of preferred stock                    2,188,000                      2,191,000


Cash paid for fractional shares

Net (Loss) for the six
months ended July 31, 1998                            (438,000)       (438,000)
                                   ------------   ------------    ------------
Balance, July 31, 1998             $ 17,642,000   $ (6,374,000)   $ 11,322,000
                                   ============   ============    ============






                       See notes to financial statements.

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     SIX MONTHS ENDED JULY 31, 1998 AND 1997
                                   (UNAUDITED)

                                                                                         1998              1997
                                                                                     -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss .....................................................................      $  (366,000)      $  (496,000)
 Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization ............................................          240,000            74,000
     Equity in loss of joint ventures .........................................           34,000            80,000
     Gain from restructuring of liabilities ...................................               --           (36,000)
     Changes in:
        Accounts receivable ...................................................           67,000            13,000
        Other current assets ..................................................           55,000            94,000
        Other assets ..........................................................         (325,000)         (137,000)
        Accounts payable and accrued expenses .................................         (151,000)         (135,000)
        Royalties payable .....................................................         (374,000)          (13,000)
        Accrued interest on pre-reorganization taxes payable ..................               --            17,000
                                                                                     -----------       -----------

     Net cash used in operating activities ....................................         (820,000)         (539,000)
                                                                                     -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of business ......................................................          (27,000)               --
 Loans to Reno Energy, LLC ....................................................         (122,000)       (1,275,000)
 Repayments of loan by Reno Energy, LLC .......................................           49,000                --
 Acquisition of equipment and leasehold improvements ..........................         (171,000)          (84,000)
                                                                                     -----------       -----------

     Net cash used in investing activities ....................................         (271,000)       (1,359,000)
                                                                                     -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from sale of preferred stock ........................................        2,191,000                --
 Payment of dividends on preferred stock ......................................          (72,000)               --
 Payment of notes payable .....................................................          (45,000)               --
 Payment of convertible subordinated secured debentures .......................               --          (150,000)
 Payment of pre-organization taxes payable ....................................               --          (197,000)
 Payment of long-term debt ....................................................          (23,000)               --
 Minority equity investment in subsidiary .....................................               --           120,000
 Advances from joint ventures .................................................               --             7,000
                                                                                     -----------       -----------

     Net cash provided by (used in) financing activities ......................        2,051,000          (220,000)
                                                                                     -----------       -----------

NET INCREASE (DECREASE) IN CASH ...............................................          960,000        (2,118,000)
Cash - beginning of period ....................................................          319,000         4,125,000
                                                                                     -----------       -----------

CASH - END OF PERIOD ..........................................................      $ 1,279,000       $ 2,007,000
                                                                                     ===========       ===========

Supplemental disclosure of cash flow information:
 Cash paid for interest .......................................................      $   251,000       $    49,000

Supplemental schedule of non cash financing activities ........................           None               None






                       See notes to financial statements.

                   U. S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JULY 31, 1998 AND 1997
                                   (UNAUDITED)



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

         For further information see Management's Discussion and Analysis of Financial Condition and Operating Results, and refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-KSB/A for its fiscal year ended January 31, 1998.

NOTE 2 - NET (LOSS) PER SHARE

         Net (Loss) per share has been computed on the basis of the weighted average number of shares outstanding during the period. Common stock equivalents have not been included in the computation since their inclusion would be anti-dilutive.

NOTE 3 - ADDITIONAL CAPITAL

         At the Annual Meeting of the Company to be held on August 26, 1998, a Proposal will be voted on which would approve the issuance of an option to purchase up to 888,888 shares of the Company's Series A Convertible Preferred Stock in a private placement. If fully exercised, this would provide an investment of $8,000,000 in the Company. The terms and conditions of the additional option are the same as those in the original private placement of 250,000 shares of the Series A Convertible Preferred Stock which was issued on March 23, 1998. The new option would be to the same optionee.

NOTE 4 -  CONTINGENCIES

          On March 27, 1997, the Company filed for a declaratory judgement against Enviro Partners, L.P. ("Enviro") and other partners of the Enviro Limited Partnership. On March 28, 1997, Enviro counterclaimed seeking $6,000,000 of damages. Management believes the counterclaim has no merit and intends to contest vigorously. However, the outcome is presently indeterminable. Full details can be found in the Company's Form 10-KSB/A for January 31, 1998.

Item 2 - Management's Discussion and Analysis or Plan of Operation.

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Six Months Ended July 31, 1998 Compared to Six Months Ended July 31, 1997

RESULTS OF OPERATIONS

         Revenues for the six months ended July 31, 1998 ("First Six Months 1998") totaled $1,903,000 as against $742,000 in the six months ended July 31, 1997 ("First Six Months 1997"). This consisted of $773,000 from the operations of Steamboat Envirosystems, LLC ("Steamboat") compared to $742,000 in the same period of the previous year, and $1,130,000 from the operations of American Enviro-Services, Inc. and Commonwealth Petroleum Recycling, Inc. (together "AES"), which were acquired on August 18, 1997 and January 5, 1998 respectively, and therefore did not enter into the Company's results in First Six Months 1997.

         Operating expenses refer to those costs directly related to the production of revenues, and totaled $1,077,000 in First Six Months 1998, compared to $339,000 in First Six Months 1997, when Steamboat was the only operation included. Steamboat incurred operating expenses amounting to $312,000 in First Six Months 1998, compared to $339,000 in First Six Months 1997. AES operating expenses in the 1998 period amounted to $765,000, including depreciation charges of $65,000, with no comparable costs in the earlier year as these operations had not yet been acquired.

         Administrative expenses in First Six Months 1998 increased to $1,003,000 from $685,000 in the same period a year earlier. This was to a large extent due to the fact that AES, whose expenses other than depreciation and amortization totaled $217,000 during the six months, did not begin being part of the Company's operations until the third quarter of 1997.

         Material elements in administrative expenses for First Six Months 1998 compared to 1997 were as follows:



                                                    1998             1997
                                                 ----------      ----------

          AES, as explained above                $  217,000      $       --
                                                 ----------      ----------


          Exclusive of AES:
               Steamboat royalties                  108,000         103,000

               Salaries and consulting fees         235,000         246,000

               Legal and professional fees          123,000          97,000

               Insurance                             61,000          69,000

               Corporate expenses                   101,000          46,000

               Sundry other                         158,000         124,000
                                                 ----------      ----------
          Total                                  $1,003,000      $  685,000


         Legal and professional fees in the 1998 period above included $25,000 incurred for Steamboat in connection with negotiations with Sierra Pacific Power Company regarding power rates, which had not begun in the earlier year. Corporate expenses increased primarily due to the increased activity in pursuing the Company's plans for expansion.

         Litigation costs decreased to $47,000 in First Six Months 1998 from $147,000 in the same period a year earlier primarily due to settlement of actions in the earlier year. Depreciation and amortization charges increased to $175,000 in First Six Months 1998, as compared to $73,000 in the earlier year due to the inclusion of AES in this year's figures.

                  Loss from Joint Ventures is broken down as follows:


                                                          1998          1997
                                                         -------      -------
          Lehi Independent Power Associates, LC          $17,000      $31,000
          Plymouth Cogeneration Limited Partnership       22,000       29,000
                                                         -------      -------
          Loss from Joint Ventures                       $39,000      $60,000
                                                         =======      =======

LIQUIDITY AND CAPITAL RESOURCES

         During First Six Months 1998 cash flow used in operations totaled $820,000, an increase of $281,000 from the $539,000 reflected in the same period of the previous year. The primary cause for this increase was the payment of $385,000 in deferred royalties and interest to Sierra Pacific Power Company in June, 1998. Cash flow used in investing activities amounted to $271,000 in First Six Months 1998 as compared to $1,359,000 in First Six Months 1997. The 1997 figure included $1,275,000 of new loans to Reno Energy, LLC, whereas only $122,000 in new loans were made to Reno in the 1998 period.

         Cash flow totaling $2,051,000 was provided from financing activities during First Six Months 1998, primarily representing the proceeds of the sale of Preferred Stock to Energy Systems Investors in a private placement. The Company, therefore, had working capital of $1,243,000 at July 31. The Company believes that these funds and those that are expected to be provided by Steamboat and by AES assure that the Company will have sufficient liquidity to enable it to meet the working capital requirements of its existing operations.

         Among the matters to be voted on by the Company's stockholders at the Annual Meeting on August 26, 1998 is a proposal to approve the option issued by the Board of Directors, subject to stockholder approval, to Energy Systems Investors, LLC, to acquire up to an additional $8.0 million of Preferred Stock on the same terms and conditions as exist on the March 25, 1998 issue of 250,000 shares of Preferred Stock for $2,250,000 reflected in the Financial Statements.

         Sierra Pacific Power Company has agreed to a stipulation which increases the rates paid under the power purchase agreement for power produced by the Steamboat 1 plant effective July 20, 1998. These rates will also be applied to power production of Steamboat plant 1-A when its present rate structure ends in December, 1998.

YEAR 2000 COMPUTER ISSUE

         The Company has assessed the issues associated with the programming code in its existing computer systems with respect to a two digit year value as the year 2000 approaches and believes that addressing such issues is not a material event or uncertainty that would cause reported financial information not to be indicative of future operating results or financial condition. The Company has also considered the effect of the year 2000 issue as it pertains to its customers and believes that only Sierra Pacific Power Company ("Sierra"), to which the Company sells power from its Steamboat Facilities, may be affected by the programming code problem to an extent which could have a material adverse effect on the Company. Sierra has assured the Company, however, that it is currently working on resolving its year 2000 issues.

                           PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

         Reference is made to the Registrant's Annual Report on Form 10-KSB for the year ended January 31, 1998 for a description of material legal proceedings. There have been no material developments since the Registrants' last report with respect to the previously disclosed legal proceeding.

ITEM 2 - CHANGES IN SECURITIES

         On March 25, 1998 the Company issued 250,000 shares of its Series A Convertible Preferred Stock in a private placement with Energy Systems Investors, LLC, for $2,250,000. Each share of Preferred Stock is currently convertible into four shares of common stock of the Company at a conversion price of $2.25 per share, and carries a dividend of 9% per annum. The issuance was made in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended. Proceeds from the sale have been used for general working capital purposes. Energy Systems Investors, LLC, also holds a one year option to acquire up to an additional $8.0 million of Preferred Stock on the same terms and conditions, subject to stockholder approval, which will be voted on at the Company's Annual Meeting on August 26, 1998.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5 - OTHER INFORMATION

         None

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27   Financial Data Schedule.

         (b)      Reports on Form 8-K

                       None.

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



Date:    August 28, 1998


U. S. Energy Systems, Inc.




By: /s/ Richard H. Nelson
    -------------------------------------
    Richard H. Nelson
    President and Chief Executive Officer



By: /s/ Seymour J. Beder
    -------------------------------------
    Seymour J. Beder
    Chief Financial and Accounting Officer