Form 10QSB
period 1998-10-31
U S ENERGY SYSTEMS INC
filed 1998-12-08
CIK 351917

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR
      THE

      TRANSACTIONS PERIOD FROM __________ TO __________


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


     State the number of shares outstanding of each of issuer's classes of common equity, as of October 31, 1998:

              Title of Class              Number of Shares
              --------------              ----------------
                  Common                     5,160,605


           Transitional Small Business Disclosure Format (check One):

                                 Yes [ ] No [X]



================================================================================

                PART I - FINANCIAL INFORMATION


Item 1 - Financial Statements



                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                  October 31, 1998   January 31, 1998
                                                                                    (Unaudited)
                                                                                  ----------------   ----------------
                                     ASSETS
Current assets:
     Cash ....................................................................      $  1,088,000       $    319,000
     Accounts receivable (less allowance for doubtful accounts $11,000) ......           693,000            757,000
     Notes receivable - current portion ......................................           127,000            105,000
     Other current assets ....................................................           222,000            276,000
                                                                                    ------------       ------------
         Total current assets ................................................         2,130,000          1,457,000

Property, plant and equipment, net ...........................................         5,866,000          5,780,000
Notes receivable, less current portion .......................................         1,877,000          1,799,000
Investments in joint ventures:
         Lehi Independent Power Associates, L.C ..............................           956,000            984,000
         Plymouth Cogeneration Limited Partnership ...........................           525,000            549,000
Goodwill, net ................................................................         1,974,000          2,053,000
Other assets .................................................................           882,000            407,000
                                                                                    ------------       ------------
         Total ...............................................................      $ 14,210,000       $ 13,029,000
                                                                                    ============       ============

                                   LIABILITIES

Current liabilities:
     Current portion of long-term debt .......................................      $     97,000       $     85,000
     Notes payable - bank ....................................................           231,000            200,000
     Accounts payable ........................................................           382,000            460,000
     Accrued expenses ........................................................           390,000            470,000
     Royalties payable .......................................................            54,000            428,000
                                                                                    ------------       ------------
         Total current liabilities ...........................................         1,154,000          1,643,000

Long-term debt, less current portion .........................................           383,000            397,000
Convertible subordinated secured debentures (including due to related
     parties of $80,000) .....................................................           875,000            875,000
Advances from joint ventures .................................................            41,000             41,000
                                                                                    ------------       ------------
         Total liabilities ...................................................         2,453,000          2,956,000
                                                                                    ------------       ------------
Minority interests ...........................................................           504,000            504,000
                                                                                    ------------       ------------

Commitments and contingencies

                              STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, authorized 10,000,000 shares; issued and
     outstanding, 250,000 ....................................................             3,000                 --
Common stock, $.01 par value, authorized 50,000,000 shares; issued and
     outstanding, 5,160,605 ..................................................            51,000             51,000
Additional paid-in capital ...................................................        17,641,000         15,454,000
Accumulated deficit ..........................................................        (6,442,000)        (5,936,000)
                                                                                    ------------       ------------
         Total stockholders' equity ..........................................        11,253,000          9,569,000
                                                                                    ------------       ------------
         Total ...............................................................      $ 14,210,000       $ 13,029,000
                                                                                    ============       ============



                        See notes to financial statements

                    U.S ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                    Three months Ended                      Nine months Ended
                                                                         October 31,                          October 31,
                                                               -----------------------------       -----------------------------
                                                                   1998              1997              1998               1997
                                                               -----------       -----------       -----------       -----------

Revenues ....................................................  $ 1,117,000       $   795,000       $ 3,020,000       $ 1,537,000
                                                               ===========       ===========       ===========       ===========

Cost and expenses:
     Operating expenses (Note A) ............................      595,000           344,000         1,672,000           683,000
     Administrative expenses ................................      481,000           434,000         1,484,000         1,119,000
     Litigation costs .......................................           --           105,000            47,000           252,000
     Depreciation and amortization ..........................       89,000            70,000           264,000           144,000
     Loss from joint ventures ...............................       18,000            34,000            57,000            94,000
                                                               -----------       -----------       -----------       -----------
                                                                 1,183,000           987,000         3,524,000         2,292,000
                                                               -----------       -----------       -----------       -----------
(Loss) before interest income (expense) .....................      (66,000)         (192,000)         (504,000)         (755,000)
Interest income .............................................       78,000            29,000           226,000           118,000
Interest expense ............................................      (29,000)          (35,000)         (105,000)          (93,000)
                                                               -----------       -----------       -----------       -----------
Net (loss) before extraordinary item ........................      (17,000)         (198,000)         (383,000)         (730,000)

Extraordinary gain from restructuring of liabilities ........           --                --                --            36,000
                                                               -----------       -----------       -----------       -----------

Net (loss) ..................................................      (17,000)         (198,000)         (383,000)         (694,000)

Dividends on preferred stock ................................      (51,000)               --          (123,000)               --
                                                               -----------       -----------       -----------       -----------

Net (loss) applicable to common stock .......................  $   (68,000)      $  (198,000)      $  (506,000)      $  (694,000)
                                                               ===========       ===========       ===========       ===========

Net (loss) per common share, basic and diluted ..............  $     (0.01)      $     (0.04)      $     (0.10)      $     (0.15)
                                                               ===========       ===========       ===========       ===========

Weighted average shares outstanding, basic
     and diluted ............................................    5,160,605         4,885,628         5,160,605         4,520,022
                                                               ===========       ===========       ===========       ===========



Note A: Certain depreciation expenses are
     included in operating expenses:                           $    41,000       $        --       $   107,000       $        --



                        See notes to financial statements

                      U.S. ENERGY SYSTEMS AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
                       Nine Months Ended October 31, 1998
                                  (Unaudited)



                                              Preferred Stock                        Common Stock
                                         ---------------------------        --------------------------

                                           Number                              Number
                                         of Shares          Amount           of Shares         Amount
                                         ---------       -----------         ---------      -----------
Balance, January 31, 1998                       --                --         5,160,609      $    51,000

Net proceeds from sale of
     preferred stock                       250,000       $     3,000

Cash paid for fractional shares                                                     (4)

Net (Loss) for the nine months
     ended October 31, 1998

                                           -------       -----------         ---------      -----------
Balance, October 31, 1998                  250,000       $     3,000         5,160,605      $    51,000
                                           =======       ===========         =========      ===========






                                          Additional
                                            Paid-in        Accumulated
                                            Capital          Deficit             Total
                                          -----------      -----------       -----------
Balance, January 31, 1998                 $15,454,000      $(5,936,000)      $ 9,569,000

Net proceeds from sale of
     preferred stock                        2,187,000                          2,190,000

Cash paid for fractional shares

Net (Loss) for the nine months
     ended October 31, 1998                                   (506,000)         (506,000)
                                          -----------      -----------       -----------
Balance, October 31, 1998                 $17,641,000      $(6,442,000)      $11,253,000
                                          ===========      ===========       ===========





                        See notes to financial statements.

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                   Nine Months Ended October 31, 1998 and 1997
                                   (Unaudited)




                                                                                               1998               1997
                                                                                           -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss ........................................................................      $  (383,000)      $  (694,000)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization ................................................          371,000           144,000
       Equity in loss of joint ventures .............................................           52,000           111,000
       Gain from restructuring of liabilities .......................................               --           (36,000)
       Changes in:
          Accounts receivable .......................................................           64,000           (49,000)
          Other current assets ......................................................           54,000            67,000
          Other assets ..............................................................         (475,000)          (58,000)
          Accounts payable and accrued expenses .....................................         (158,000)         (235,000)
          Royalties payable .........................................................         (374,000)           19,000
          Accrued interest on pre-reorganization taxes payable ......................               --           (67,000)
                                                                                           -----------       -----------
       Net cash used in operating activities ........................................         (849,000)         (798,000)
                                                                                           -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of business .........................................................          (27,000)         (362,000)
    Notes Receivable ................................................................          (10,000)            8,000
    Loans to Reno Energy, LLC .......................................................         (164,000)       (1,408,000)
    Repayments of loan by Reno Energy, LLC ..........................................           74,000            68,000
    Acquisition of equipment and leasehold improvements .............................         (351,000)         (245,000)
                                                                                           -----------       -----------
       Net cash used in investing activities ........................................         (478,000)       (1,939,000)
                                                                                           -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of preferred stock ...........................................        2,190,000                --
    Payment of dividends on preferred stock .........................................         (123,000)               --
    Proceeds from notes payable .....................................................           31,000            87,000
    Payment of convertible subordinated secured debentures ..........................               --          (150,000)
    Payment of pre-organization taxes payable .......................................               --          (311,000)
    Payment of long-term debt .......................................................           (2,000)         (140,000)
    Minority equity investment in subsidiary ........................................               --           120,000
    Advances from joint ventures ....................................................               --            10,000
                                                                                           -----------       -----------
       Net cash provided by (used in) financing activities ..........................        2,096,000          (384,000)
                                                                                           -----------       -----------

NET INCREASE (DECREASE) IN CASH .....................................................          769,000        (3,121,000)
Cash - beginning of period ..........................................................          319,000         4,125,000
                                                                                           -----------       -----------
CASH - END OF PERIOD ................................................................      $ 1,088,000       $ 1,004,000
                                                                                           ===========       ===========


Supplemental disclosure of cash flow information:
    Cash paid for interest ..........................................................      $    95,000       $   111,000

Supplemental schedule of non cash financing activities
    Common stock issued for acquisition of subsidiary ...............................             None       $ 2,394,000



                        See notes to financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   NINE MONTHS ENDED OCTOBER 31, 1998 AND 1997
                                   (UNAUDITED)



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


NOTE 3 - ADDITIONAL CAPITAL

     At the Annual Meeting of the Company on August 26, 1998, a Proposal was approved to issue an option to purchase up to 888,888 shares of the Company's Series A Convertible Preferred Stock in a private placement. If fully exercised, this would provide an investment of $8,000,000 in the Company. The terms and conditions of the additional option are the same as those in the original private placement of 250,000 shares of the Series A Convertible Preferred Stock which was issued on March 23, 1998. The new option was granted to the same optionee.


NOTE 4 - CONTINGENCIES

     On March 27, 1997, the Company filed for a declaratory judgement against Enviro Partners, LP ("Enviro") and other partners of the Enviro Limited Partnership. On March 28, 1997, Enviro counterclaimed seeking $6,000,000 of damages. Management believes the counterclaim has no merit and intends to contest vigorously. However, the outcome is presently indeterminable. Full details can be found in the Company's Form 10-KSB/A for January 31, 1998.

Item 2 - Management's Discussion and Analysis or Plan of Operation.

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 Nine Months Ended October 31, 1998 Compared to
                       Nine Months Ended October 31, 1997

RESULTS OF OPERATIONS

     Revenues for the nine months ended October 31, 1998 ("First Nine Months 1998") totaled $3,020,000 as against $1,520,000 in the nine months ended October 31, 1997 ("First Nine Months 1997"). This consisted of $1,311,000 from the operations of Steamboat Envirosystems, LLC ("Steamboat") compared to $1,163,000 in the same period of the previous year, and $1,709,000 from the operations of American Enviro-Services, Inc. and Commonwealth Petroleum Recycling, Inc. ("together AES") which were acquired on August 18, 1997 and January 5, 1998 respectively. Revenues of AES for the period from August 18, 1997 to October 31, 1997 had totaled $357,000.

     Operating expenses are those costs directly related to the production of revenues, and totaled $1,672,000 in First Nine Months 1998, compared to $683,000 in First Nine Months 1997, when AES was included only for the period August 18, 1997 to October 31, 1997. Steamboat incurred operating expenses amounting to $482,000 in First Nine Months 1998, compared to $504,000 in First Nine Months 1997. AES operating expenses in the 1998 period amounted to $1,190,000, including operations depreciation charges of $107,000. For the shorter period of 1997 AES operating expenses totaled $179,000.

     Administrative expenses in First Nine Months 1998 increased to $1,484,000 from $1,119,000 in the same period a year earlier, primarily due to the inclusion of AES for the full nine month period in 1998. Administrative expenses were 49% of revenues in the 1998 period, compared to 73% in the same period of 1997.

     Material elements in administrative expenses for First Nine Months 1998 compared to First Nine Months 1997 were as follows:

                                                                           1998           1997
                                                                       ----------      ----------
          AES, as explained above                                      $  311,000      $   62,000
          Exclusive of AES:
                               Salaries and consulting fees               380,000         390,000
                               Steamboat royalties                        184,000         164,000
                               Legal and professional fees                157,000         131,000
                               Insurance                                   94,000         104,000
                               Corporate expenses                         166,000          82,000
                               Other                                      192,000         186,000
                                                                       ----------      ----------
          Total                                                        $1,484,000      $1,119,000
                                                                       ==========      ==========



     Corporate expenses increased primarily due to regulatory and state fees associated with the increase in numbers of shares authorized, and increased costs of shareholder relations.

     Litigation costs decreased to $47,000 in First Nine Months 1998 from $252,000 in the same period a year earlier due to the settlement of certain actions in the earlier year, and the fact that the one remaining action is awaiting court decision on the Company's application for summary judgment.

     Depreciation and amortization charges increased to $264,000 in First Nine Months 1998, compared to $144,000 in the earlier year when AES was included only for the period from August 18, 1997 to October 31, 1997.

     Loss from Joint Ventures is broken down as follows:

                                                                1998          1997
                                                              -------      -------
          Lehi Independent Power Associates, LC               $33,000      $48,000
          Plymouth Cogeneration Limited Partnership            24,000       46,000
                                                              -------      -------
          Loss from Joint Ventures                            $57,000      $94,000
                                                              =======      =======


     The Company's net (loss) for First Nine Months 1998 was $383,000 as compared to a net (loss) of $694,000 for the same period a year earlier. In addition, dividends paid on preferred stock for the period through October 31, 1998 totaled $123,000. There were no such dividends in the prior year since the Preferred Stock was not issued until March 1998.

     The quarter ended October 31, 1998 provided, for the first time, positive earnings before interest, taxes, depreciation and amortization (EBITDA) of $67,000. The nine month EBITDA is a negative ($120,000). EBITDA for the same periods in 1997 were a negative ($122,000) for the three months and ($611,000) for the nine months.


                                               Three Months Ended October 31,       Nine Months Ended October 31,
                                               ------------------------------      ------------------------------
                                                  1998               1997              1998              1997
                                               -----------       ------------      -----------       ------------
Revenues                                       $ 1,117,000       $   795,000       $ 3,020,000       $ 1,537,000

Operating expenses                                (553,000)         (344,000)       (1,565,000)         (683,000)

Administrative expenses,
             inclusive of litigation
             costs but exclusive of
             state income taxes                   (479,000)         (539,000)       (1,518,000)       (1,371,000)

Loss from joint ventures                           (18,000)          (34,000)          (57,000)          (94,000)
                                               -----------       -----------       -----------       -----------
Earnings, positive or (negative)
             before interest, taxes,
             depreciation and
             amortization                      $    67,000       $  (122,000)      $  (120,000)      $  (611,000)
                                               ===========       ===========       ===========       ===========


LIQUIDITY AND CAPITAL RESOURCES

     During First Nine Months 1998, cash used in operations totaled $849,000, as compared to $798,000 in the same period a year earlier. The increase in cash flow provided by depreciation and amortization of $371,000 in the 1998 period, compared to $144,000 in the same period in the prior year was due to the fact that AES is now included for the full term, whereas in the 1997 period it was included only from August 18, 1997 to October 31, 1997. Cash was used as a result of other assets increasing by $475,000 in the 1998 period, compared to $58,000 in the 1997 period, due mainly to increases in deferred acquisition costs. Cash was also used to reduce royalties payable when a payment of $385,000 in deferred royalties and interest was paid to Sierra Pacific Power Company in June, 1998.

     Cash used in investing activities amounted to $478,000 in First Nine Months 1998 as compared to $1,939,000 in First Nine Months 1997. The 1997 figure included $1,408,000 in new loans to Reno Energy, LLC, whereas only $164,000 in new loans were made to Reno in the 1998 period.

     Cash totaling $2,096,000 was provided from financing activities during First Nine Months 1998, primarily representing the proceeds of the sale of Series A Convertible Preferred Stock to Energy Systems Investors, LLC, in a private placement. The Company, therefore, had working capital of $976,000 at October 31, and believes that it has sufficient liquidity to enable it to meet the working capital requirements of its existing operations.

     At the Annual Meeting on August 26, 1998 the stockholders approved the issuance to Energy Systems Investors, LLC, of an option to purchase up to 888,888 shares of the Company's Series A Convertible Preferred Stock at an aggregate purchase price of approximately $8.0 million, on the same terms and conditions as the original 250,000 shares of the Series A Convertible Preferred Stock already held by Energy Systems Investors, LLC. If exercised, management expects that this option will provide the Company with funds for possible future acquisitions and internal expansion as well as for general working capital.

     Sierra Pacific Power Company agreed to a stipulation effective July 20, 1998, which raises the rates paid under the power purchase agreement for power produced by the Steamboat 1 plant. These rates will also be applied to power production of Steamboat plant 1-A when its present rate structure ends in December 1998.


YEAR 2000 COMPLIANCE

     The Company has assessed the issues associated with the programming code in existing computer systems with respect to a two digit year value as the Year 2000 approaches and believes that its internal systems are in full compliance.

     In addition, the Company has communicated with suppliers and customers with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. The Company believes that only Sierra Pacific Power Company ("Sierra"), to which the Company sells power from its Steamboat facilities, may be affected by the programming code problem to an extent which could have a material adverse effect on the Company. Sierra has assured the Company, however, that the interface with the Steamboat facilities is in compliance with Year 2000 requirements. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

     The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. This is based on the Company management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

           CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

     The foregoing Management's Discussion and Analysis may contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent, or may be considered as representing, the Company's expectations or beliefs concerning future events, including, but not limited to statements regarding growth in sales of the Company's services and products, profit margins and the sufficiency of the Company's cash flow for its future liquidity and capital resource needs. These forward looking statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements. These factors include, without limitation, the effect of competition, the Company's dependence on certain consumers of the Company's electricity output, market acceptance of the Company's services and the effects of governmental regulation. Results actually achieved may differ materially from expected results included in these statements as a result of these or other factors.

                           PART II - OTHER INFORMATION


ITEM 1  - LEGAL PROCEEDINGS

     Reference is made to the Registrant's Annual Report on Form 10-KSB for the year ended January 31, 1998 for a description of material legal proceedings. There have been no material developments since the Registrant's last report with respect to the previously disclosed legal proceeding.

ITEM 2 - CHANGES IN SECURITIES

     On March 25, 1998 the Company issued 250,000 shares of its Series A Convertible Preferred Stock in a private placement with Energy Systems Investors, LLC, for $2,250,000. Each share of Preferred Stock is currently convertible into four shares of common stock of the Company at a conversion price of $2.25 per share, and carries a dividend of 9% per annum. The issuance was made in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended. Proceeds from the sale have been used for general working capital purposes. At the Company's Annual Stockholders Meeting on August 26, 1998, the stockholders approved granting to Energy Systems Investors, LLC, an option to acquire up to 888,888 additional shares of the Company's Series A Convertible Preferred Stock at an aggregate purchase price of approximately $8.0 million on the same terms and conditions. The stockholders also approved the increase in the number of authorized shares of the common stock of the Company from 35,000,000 to 50,000,000 and to increase the number of authorized shares of preferred stock of the Company from 5,000,000 to 10,000,000.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Stockholders of the Company on August 26, 1998, Howard A. Nevins and Lawrence I. Schneider were elected as Class I directors, to serve for three year terms. (5,422,089 votes were in favor, none opposed, and 63,896 votes were withheld.) Theodore Rosen, Richard H. Nelson, and Evan Evans are the other directors whose terms of office continued after the meeting. The stockholders also approved amending the Company's Certificate of Incorporation to increase the number of authorized shares of the common stock of the Company, par value $.01 per share, from 35,000,000 to 50,000,000 and to increase the number of authorized shares of preferred stock of the Company, par value $.01 per share, from 5,000,000 to 10,000,000. (3,278,547 votes were cast in favor, 252,932 votes opposed, and 33,200 votes were withheld.) The stockholders also approved the issuance to Energy Systems Investors, LLC, of an option to purchase up to 888,888 shares of the Company's Series A Convertible Preferred Stock at an aggregate purchase price of approximately $8.0 million, on the same terms and conditions as the original 250,000 shares of the Series A Convertible Preferred Stock already held by Energy Systems Investors, LLC. (2,084,882 votes were cast in favor, 415,584 votes opposed, and 64,213 were withheld.)

ITEM 5 - OTHER INFORMATION

     None

ITEM 6 - EXHIBITS

     (a)   Exhibits

             27  Financial Data Schedule.

     (b)   Reports on Form 8-K

             None.



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned duly authorized.

Dated: December 5, 1998


U.S. Energy Systems, Inc.


By:  /s/ Richard H. Nelson
     -------------------------------------
     Richard H. Nelson
     President and Chief Executive Officer



By:  /s/ Seymour J. Beder
     -------------------------------------
     Seymour J. Beder
     Chief Financial and Accounting Officer