Form 10KSB40
period 1999-01-31
U S ENERGY SYSTEMS INC
filed 1999-05-04
CIK 351917

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                  FORM 10-KSB

(MARK ONE)

   (X)  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE FISCAL YEAR ENDED JANUARY 31, 1999

                                       OR

   ( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 0-10238

                           U.S. ENERGY SYSTEMS, INC.
                      (Name of Registrant in its Charter)

                         -----------------------------

                                                                                52-1216347
                        DELAWARE                                             (I.R.S. Employer
                (State of Incorporation)                                  Identification Number)

                  515 N. FLAGLER DRIVE
                       SUITE 702
               WEST PALM BEACH, FL 33401                                      (561) 820-9779
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

     Revenue for the Fiscal Year ended January 31, 1999: $4,195,000

     The aggregate market value of the Common Stock held by nonaffiliates computed by reference to the closing sales price of the Common Stock of the registrant as of April 29, 1999 was approximately $12,000,000.

     Check whether issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act. [X].

     As of April 29, 1999 the number of outstanding shares of the registrant's Common Stock was 5,153,005.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

     Documents Incorporated by Reference: The Company intends to file the registrant's Definitive Proxy Statement for its 1999 Annual Meeting of Stockholders with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-KSB pursuant to Rule E(3) of the General Instructions for Form 10-KSB. Information from such Definitive Proxy Statement will be incorporated by reference into Part III, Items 10, 11 and 12 hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

ITEM 1. DESCRIPTION OF BUSINESS

                                  THE COMPANY

GENERAL

     U.S. Energy Systems, Inc. (the "Company") is composed of two separate but synergistic divisions: (1) the Energy Division, which develops, owns and operates cogeneration and independent energy facilities, and (2) the Environmental Division, which furnishes environmental consulting and remediation services, recovers and recycles used motor and industrial oil, and processes waste water.

     The Company, in its present form, was created in 1993 through the merger of Utility Systems Florida, Inc. ("USF"), a private company controlled by Richard
H. Nelson, and Cogenic Energy Systems, Inc. ("Cogenic"), a publicly traded company of which Mr. Nelson had been one of the founders. Cogenic was originally incorporated in 1981 and filed for protection under Chapter 11 of the Bankruptcy Code in 1990. Pursuant to a USF proposed plan of reorganization, which was approved by the court in late 1993, USF merged into Cogenic. The resulting entity was renamed U.S. Envirosystems, Inc. In May 1996 the Company's name was changed to U.S. Energy Systems, Inc.

RECENT DEVELOPMENTS

     The Board of Directors of the Company, at a meeting duly called and held on January 21, 1999, authorized the creation of 1,000 shares of Series B Convertible Preferred Stock, $0.01 par value per share (the "Series B Preferred Stock"). Each share of the Series B Preferred Stock is convertible into 275 shares of common stock of the Company, par value $.01 per share (the "Common Stock"), and carries a dividend of 9% per annum. The Company subsequently offered the holders of the Company's 9% Subordinated Convertible Debentures (the "Convertible Debentures") the right to exchange $1,000 principal amount of their Convertible Debentures for one share of Series B Preferred Stock. The offer was accepted by 74% of the holders, representing 58% of the Debentures (or $509,000 in principal amount), and was consummated on March 8, 1999.

ENERGY DIVISION

     The Company's Energy Division engages in the independent power plant ("IPP") industry as a project developer, owner and operator. IPPs produce electricity for sale to either direct end users or to regulated public electric utility companies ("Regulated Electric Companies"). Generally, IPPs have emerged as a result of recent federal and state laws promulgated to eliminate the monopoly previously held by Regulated Electric Companies over the production and sale of electric power in order to enhance competition among electricity providers.

     The Company believes that the power production industry is in the midst of a twofold change. The first is the movement towards increased competition, thereby producing savings to the consumer. The second is the effort to produce power with fewer harmful effects on the environment.

     To increase competition, in April 1996, the Federal Energy Regulatory Commission ("FERC") ordered all Regulated Electric Companies to open their transmission lines to IPPs, thus allowing the wholesale purchase of power by Regulated Electric Companies from distant independent producers (a process known as "wholesale wheeling"). Wholesale wheeling typically allows Regulated Electric Companies to purchase electricity from IPPs more cheaply and efficiently than they would be able to produce electricity on their own. Often, these savings can be passed on to the end users. While federal regulation does not mandate that the transmission lines be opened for sale of power by IPPs directly to retail end users (a process known as "retail wheeling", which is similar in concept to competition among long distance telephone service providers), many states have adopted such regulations, and others are expected to adopt them in the near future.

     The Company believes that efforts to produce power through methods which create less pollution than traditional fossil fuel-burning engines and boilers, and which conserve the earth's depleting non-renewable energy sources by using less fuel, are becoming increasingly important issues. One such method of producing power through "environmentally-friendlier" means is cogeneration. Cogeneration is the production of two or more energy forms (typically electricity and heat) simultaneously from the same fuel source. While producing electricity in a cogenerating system, heat that is otherwise wasted is recovered from the exhaust and/or engine coolants. This recovered heat can be used to replace heat which would otherwise be generated by conventional furnaces and boilers.

     Environmentally-friendly power production is also achieved by utilizing renewable fuel sources such as geothermal, wind, solar, hydro, and waste products, including waste oil, waste wood and other biomass, or landfill gas. The Company's December 1996 acquisition of the two operating geothermal power plants known as Steamboat 1 and 1A, in Steamboat Hills, Nevada (collectively, the "Steamboat Facilities", provided the Company's initial entry into this area of "green" power production.

     Geothermal power is considered to be one of the most environmentally-sound methods of producing electricity due to the facts that (1) there are virtually no atmospheric emissions or pollutants in the process, (2) the natural resource (water) is constantly returned to the earth thereby avoiding depletion of the underground aquifer water table, and (3) the heat source is the earth's natural magma layer rather than the conversion of a depletable fossil fuel. Geothermal power can be produced only where specific geological formations exist.

     The Company expects to explore further uses of geothermal resources to produce energy through the development of the Company's Reno Energy Geothermal Heating District project in Reno, Nevada ("Reno Energy"). Reno Energy will use geothermal steam to heat fresh water in a contained "loop" which will be used for space heating and cooling in the Reno, Nevada area. In its initial phase, Reno Energy is scheduled to pump geothermally-heated hot water to an industrial park located in South Meadows, Nevada, and to the Damonte Ranch commercial development, also located in South Meadows, Nevada (the "Phase I Facilities"). The Phase I Facilities are located within a three mile radius of Reno, Nevada, and comprise approximately 40 million square feet of indoor heating requirements. The Company believes that Reno Energy, which is scheduled for completion in 2000, will be one of the largest district heating facilities in the United States.

ENVIRONMENTAL DIVISION

     The Company's acquisition of American Enviro-Services, Inc. in Newburgh, Indiana ("AES") in August 1997 marked its expansion into the environmental services field. While separate from the Company's energy operations, the Environmental Division serves several complementary needs of the Company, such as environmental consultation and the recovery and recycling of waste motor oils which potentially can be used to fuel the Company's and third party power plants. The Company plans both to utilize these synergistic services of its Environmental Division in its energy operations and to expand this area of its business through internal growth and acquisitions. The Company believes that the environmental services field is an industry with growth potential, and one in which the Company can create a profitable market niche. The Company expects that AES will be the nucleus for the Company's growth in this area.

     AES, from its beginnings as a waste oil recycler, has become a primary supplier of a broad range of environmental services in the mid-western United States, including environmental assessments, emergency response and environmental remediation. AES currently contracts with over 1,100 companies for the recovery, hauling and recycling of industrial waste oil and water. AES also contracts with local, state and federal governmental agencies and commercial businesses for the cleanup and remediation of oil spills and leaks, Phase I, II and III environmental assessments, environmental emergency response services, and other environmental and environmental-related services. At its facilities in Newburgh, Indiana, AES converts otherwise hazardous substances into environmentally and ecologically sound fuel and cleans polluted soil and water. The result of AES' work, similar to that of the Company's Energy Division, is a cleaner, less-polluted environment. AES has also developed a system for recovery and reprocessing of oil from spills on inland waterways.

     The Company expanded its Environmental Division in January 1998, when it acquired Commonwealth Petroleum Recycling, Inc., a waste oil recycling company located in Shelbyville, Kentucky ("Commonwealth"). The Company believes that the acquisition of Commonwealth gives AES a base in northern Kentucky, and strengthens its market and operating position in the greater Indiana-Kentucky area.

OPERATIONS

  Energy Division

     Steamboat 1 and 1A Geothermal Power Plants. The Company's 95%-owned subsidiary, Steamboat Envirosystems, LLC ("Steamboat LLC"), owns two geothermal power plants in Steamboat Hills, Nevada: Steamboat 1 and 1A. The remaining 5% of Steamboat LLC is owned by Far West Capital ("Far West"), from which the Company purchased the Steamboat Facilities. Steamboat 1 and 1A produce electricity through a "binary system" in which hot water from the earth's sub-strata magma is circulated in one closed loop, which heats inert gas in another closed loop. The heated gas is compressed and is used to drive the turbines which generate electricity. The geothermal water used in this process is reinjected into the earth to be re-heated.

     Pursuant to its agreement with Far West, the Company receives the first $1.8 million of Steamboat LLC annual net income, 45% of net income over $1.8 million until December 2001, and 95% of annual net income over $1.8 million thereafter. The Steamboat Facilities are subject to certain royalty agreements which include royalty payments for steam extraction rights and also provide for royalty payments equivalent to 30% of the net revenue of Steamboat 1 after certain deductions. The Company has been negotiating to acquire such royalty interests.

     Steamboat 1 and 1A were built in 1986 and 1988, respectively, by Far West and are managed by SB Geo, Inc. ("SB Geo"), a company in which the principals of Far West own a majority equity interest. The Company has contracted with SB Geo for its continued management services at prices which may not exceed charges for similar services which could be obtained from other sources.

     Steamboat 1 and 1A produce a combined eight megawatts of electric power which is sold under two power purchase agreements with Sierra Pacific Power Company ("Sierra"). The agreements call for price adjustments at the end of the first ten years of operation to Sierra's then-prevailing short term avoided cost. Ten years of operation for Steamboat 1 ended in December 1996, and the ten years for Steamboat 1A ended in December 1998. At each adjustment time, Sierra's short-term avoided cost was substantially lower than the rate then being paid.

     The Company, together with the Nevada Geothermal Industry Council, an industry association comprised of several geothermal producers in Nevada, filed an intervention with the Nevada Public Utilities Commission on hearings to determine the rates Sierra should pay for the purchase of electricity. The Company argued that the revenue it was receiving for Steamboat 1 power could be increased significantly either through adjustments in the rate from Sierra or, alternatively, selling its power outside of Sierra's territory under existing wheeling laws, with the consent of Sierra. On July 20, 1998, Sierra signed a stipulation committing to the use of market rates under the power purchase agreements. Market rates vary seasonally, but the annual average is more favorable to the Company than the filed tariff short term rates Sierra had been paying. This effectively raised the rates being paid for Steamboat 1 power as of July 1998 and for Steamboat 1A power as of December 1998 above Sierra's short-term avoided costs.

     Under the terms of the stipulation, the Company has presented to Sierra a claim for $210,000 for underpayments from December 1996 to July 1998, that arose from calculations at lower-than-market rates during that period. This claim is currently being negotiated, but there is no assurance that the Company will be successful in these efforts.

     Plymouth State College, New Hampshire. In 1994, the Company, through its wholly-owned subsidiary, Plymouth Envirosystems, Inc., acquired a 50% interest in Plymouth Cogeneration Limited Partnership ("Plymouth Cogeneration") which owns and operates a cogeneration plant producing 2.5 megawatts of electricity and 25 million BTUs of heat at Plymouth State College, in Plymouth, New Hampshire. The Plymouth Facility provides 100% of the electrical and heating requirements for the campus, which is a part of the University of New Hampshire system, under a 20-year contract expiring in 2014. The project, which cost $5.9 million to construct, is comprised of a combination of diesel engine-generators, heat recovery and supplemental boilers, and the complete civil works tying all campus buildings into a single heating loop. The project was financed through $5.1 million in State of New Hampshire tax exempt revenue bonds and $700,000 in equity prior to the Company's acquisition of its interest. The Company paid a total of $636,000 in cash and 11,400 shares of its Common Stock in 1994 for its 50% interest.

     The Company's partners in Plymouth Cogeneration are Central Hudson Enterprises Corporation ("Central Hudson"), a wholly owned subsidiary of Central Hudson Gas & Electric Corporation of New York, and Independent Energy Corporation ("IEC"), a division of Equitable Resources, Inc. The project was completed in November 1994 and put into full commercial service in January 1995. IEC Plymouth, Inc., a wholly-owned subsidiary of IEC, runs the day-to-day operations of the Plymouth Facility and the management decisions are made by a committee which is composed of representatives of the Company, IEC and Central Hudson.

     The State of New Hampshire is conducting a study to determine the feasibility of expanding the existing facility to wheel electric power to two other state college campuses. The state university system has also approached the Company and its partner, Central Hudson, to inquire if the partners would be interested in selling their interests in the project. The parties are currently negotiating such an option.

     Lehi Cogeneration Project, Utah. In January 1994, the Company, through its wholly-owned subsidiary, Lehi Envirosystems, Inc. ("LEHI"), purchased a 50% equity interest in Lehi Independent Power Associates ("LIPA"), which owns a cogeneration facility in Lehi, Utah (the "Lehi Facility") and the underlying real estate, hardware and permits to operate the Lehi Facility. The Lehi Facility has been dormant since 1990, and the Company, together with its LIPA partners, has been exploring alternatives by which the Lehi Facility can begin operating.

     The Lehi Facility originally had three engine generators totaling 17 megawatts of electrical output. One unit, which would have required extensive and costly repairs, was sold in December 1995. The two remaining units, totaling 10 megawatts, are capable of being placed in operation if a satisfactory purchase agreement for their output can be obtained. However, the Company has determined that it would obtain better results if these engines were replaced with combined cycle gas turbines of larger output and substantially greater efficiency. The Company is negotiating a joint venture with third parties to pursue such plans.

     Under the new Title V of the Clean Air Act, which became effective in 1995, the Lehi Facility must have an air quality permit from the Utah Division of Air Quality. It is expected that the one remaining filing for this air quality permit application will be completed by the third fiscal quarter of 1999. Once the application has been completed, the Utah Division of Air Quality customarily takes 90 to 120 days to issue the permit. The Company knows of no reason why such air quality permit would not be issued. LIPA would not replace the generators until the air quality permit is secured and power purchase contracts can be arranged for the output of the plant. The Company believes that the industrial and population growth in the Lehi area will create a large future market for power. In addition, the wheeling rules make it possible for the Company to market the power to areas outside the immediate Lehi area.

     Reno Energy District Heating Project. The Company has an 89.6% interest in USE Geothermal, LLC ("USE GEO"), which has agreed to loan Reno Energy funds, pursuant to a convertible loan agreement for use in providing engineering, design and financial services in connection with a facility which will use geothermally-heated fresh water for space heating and cooling, as well as for process heating, for nearby developments, including an industrial park in South Meadows, Nevada (the "Reno Facility"). The Reno Facility is still in the planning and development stage. The Nevada Public Utilities Commission issued its Compliance Order approval for the Reno Facility in November 1997, and the Washoe County Planning Commission issued its Special Use Permit for the Reno Facility in December 1997.

     The Company has loaned Reno Energy $1.6 million under the convertible loan agreement, evidenced by a convertible note (the "Note") which matures on April 10, 2027. The Note accrues interest at a rate of 12% per annum while the Reno Facility is being developed, provided that such interest will be waived if USE GEO exercises its option to convert the Note into an equity interest in Reno Energy, or if Reno Energy pays all "operating period interest" in a timely manner. "Operating period interest" is the interest to be paid after the Reno Facility has commenced commercial operations. At that time, Reno Energy will be required to pay interest on the Note based on a percentage (currently 50%) of
(i) Reno Energy's net cash flow from operations and (ii) net cash proceeds from certain capital transactions, after payment of certain distributions to members of Reno Energy. USE GEO may convert the Note for no additional consideration into a 50% equity interest in Reno Energy at any time prior to the maturity of the Note. Such equity percentage will be adjusted proportionately in the event of additional funding of Reno Energy by USE GEO or Reno Energy's members prior to the exercise of the option to convert. The Note is secured by a first lien on all of the assets of Reno Energy and is personally guaranteed by Reno Energy's members. Such personal guarantees are, in turn, secured by a first lien and pledge of the respective guarantors' membership interest in Reno Energy.

     An additional $109,000 remains outstanding on a $300,000 loan granted by the Company to Reno Energy in December 1996 to fund pre-development expenses associated with the Reno project. This loan is payable in quarterly installments with interest at 9% per annum, and matures on December 31, 1999.

     A $275,000 loan was granted by the Company to Geo Energy, LLC (a company affiliated with Reno Energy) on December 1, 1997 to fund site property acquisition. This loan is payable quarterly with interest at 15% per annum until final maturity on December 1, 2000.

     The industrial park currently being developed in close proximity to the Reno Facility is located on a 1,200 acre parcel and is expected to be developed within the next four to seven years. The Company anticipates that the park, which will contain commercial and industrial facilities, will create demand for space heating and cooling, as well as process heating. It is expected that all the buildings in the park, totaling approximately 30 million square feet of floor space, will be connected to the geothermal grid to meet their heating and cooling needs. In addition to the commercial park, the Reno Facility may provide heat for other developments in the area totaling an additional 10 million square feet.

     It is currently expected that the Reno Facility will have a pipeline with supply and return lines that would loop through the nearby industrial park. A binary hot water system with fresh water circulating through the loop will be used to minimize concerns associated with the direct use of geothermal brine, such as scale build-up in the pipes, corrosion of pipes and equipment, and possible pollution of the ground in case of a spill. Fresh water will be heated in heat exchangers at the site where geothermal brine is extracted and reinjected. The heat thus provided may be sold at a discount from the cost of producing an equivalent amount of heat from conventional natural gas furnaces.

     The Company estimates that $40 million will be required for the construction, procurement and other costs associated with the commencement of operations of the Reno Facility. Such amount is expected to be financed through industrial revenue bonds or other conventional financing means. There is no assurance, however, that such financing can be obtained.

  Environmental Division

     On August 18, 1997, the Company acquired AES, thus entering the environmental services field. AES specializes in the recycling of used motor and industrial oils, waste water treatment, environmental counseling, remediation services and Phase I, II and III environmental assessments. AES also provides 24-hour emergency response services throughout the mid-western United States. On January 5, 1998, the Company acquired the assets of Commonwealth, which is currently operating as a division of AES under the AES name.

     Environmental Remediation. A large portion of the operations of the Company's Environmental Division consists of environmental remediation, clean-up and monitoring. Examples of the projects currently in progress are the following:

     - AES is continuing to work on a three-year contract with the Warrick County Commission to oversee and manage the closure and monitoring of the solid waste landfill, along with all substations, in the County of Warrick, Indiana. The contract, which commenced in March 1998, requires that AES close and monitor the landfill, build a transfer station, and expand and redesign the substations and the recycling facility for the County.

     - AES has expanded its services to provide emergency response on inland waterways. These services have been approved by the United States Coast Guard. The waterway response system includes 2,000 feet of containment booms, a pontoon recovery system, a drum skimmer and a 19 foot support boat, in addition to the on-shore recovery and handling equipment. All recovered fluid is transported to the AES treatment and recycling facilities.

     - Pursuant to a 1988 U.S. Environmental Protection Agency ("EPA") mandate, all underground storage tanks in the United States must have been retrofitted by December 22, 1998 for leak detection, corrosion protection and spillage/overfill protection devices. AES estimates that, as of the present date, approximately 30% of such underground tanks in the United States do not meet these EPA regulations. AES has several employees trained to conduct underground storage tank retrofitting, and is in the process of hiring additional trained employees. The EPA has notified such entities that it will fine persons for non-compliance with its 1988 regulation. AES believes that the EPA mandate will generate several additional years of revenue from such retrofitting projects or removal of facilities not in compliance.

     Oil and Waste Recovery and Recycling. The Company's Environmental Division, through its Indiana and Kentucky AES facilities, conducts oil and water recovery for approximately 1,100 clients, which include service stations, garages, factories and other facilities that collect used motor and industrial oil and oily or contaminated water. Between its two facilities, AES has eight pump trucks and four tractor trailers to recover and haul such fluids back to its facilities for recycling or treatment. Oil is typically cleaned using heat and chemical processes which separate the elements and allow AES to remove metal deposits and other contaminants. Recycled oil is then stored in AES' aboveground tanks and sold to industrial users. Contaminated water is also hauled to the AES facility. It is then chemically treated to remove harmful contaminants, and is disposed of in the municipal sewer. AES' clients typically pay AES to remove and treat their oily and contaminated water, which is otherwise difficult and costly to discard.

     Emergency Response. AES conducts emergency response operations throughout the Indiana-Kentucky-Illinois area. Such operations include response to automobile, truck, train and waterway accidents which involve spilled fuel or other hazardous substances, and emergency underground tank spills or rescue operations. AES contracts with several local fire departments and emergency response technician teams, as well as insurance companies and trucking companies to handle such emergency situations. AES has 15 employees, four response vehicles and two equipment trailers which typically respond to two to three calls per week.

Additionally, AES has the only "confined space entry" team in the state of Indiana certified by the Indiana Department of Environmental Management.

COMPETITION

  Energy Division

     There are approximately 150 companies nationwide currently involved in the IPP industry. The IPP industry is basically divided into three areas, based upon size or physical placement of facility: (i) large power plants (over 50 megawatts); (ii) small to medium-sized power plants (3 to 50 megawatts); and
(iii) inside-the-fence plants (which can be of varying sizes, but usually under 50 megawatts).

     Many of the large plants are owned and operated by subsidiaries of Regulated Electric Companies and large industrial companies which have established these subsidiaries to participate in the IPP industry. Approximately 18 of the 25 largest independent power companies are owned and operated in such a manner. The operations of most of these companies are geared to power plants in the over 50 megawatt size range due to the need to make significant investments to achieve returns large enough to have an impact on a public utility's or industrial company's operating results. Some of these companies have been highly successful in the development of these large plants. Under federal law, however, utility subsidiaries may not own more than 50% of non-regulated (i.e., IPP) projects. Subsidiaries of large industrial companies and other non-utility companies have no similar restrictions. Additionally, under federal law, a new category of independent power producer has been created known as exempt wholesale generators ("EWGs"). EWGs have no ownership limitations nor do they have requirements similar to non-regulated plants with regard to useful thermal output or fuel efficiency and operating efficiency criteria. To receive qualification as an EWG, the owner need only demonstrate that the entire output of the facility is sold exclusively in the wholesale market. EWGs are prohibited from making retail sales and therefore cannot be developed for inside-the-fence projects.

     In the category of small to medium-sized IPPs, the majority of the developers are either subsidiaries of other non-utility industrial companies, small privately owned partnerships, or energy funds established to invest in such projects. Inside-the-fence plants are generally owned and operated by the end user, although a number of such plants are built, owned and operated for the end user by third parties.

  Environmental Division

     The Company's Environmental Division competes with several local and national companies in the areas of environmental services and oil and water recovery. Many of these companies are better capitalized than the Company and have longer operating histories and larger client basis. Such companies include Safety Klean, Corp., and First Recovery, Inc., a subsidiary of Ashland Oil Company. Locally, in the Indiana-Kentucky-Illinois area, the Company's Environmental Division competes with Koester Corporation, which conducts environmental services in both Indiana and elsewhere throughout the United States.

EMPLOYEES

     At April 21, 1999, the Company, including its subsidiaries, employed approximately 35 full- and part-time personnel in its various locations. The Company considers its relations with employees to be satisfactory.

GOVERNMENT REGULATION

  Energy Division

     Under present federal law, the Company is not and will not be subject to regulation as a holding company under the Public Utility Holding Company Act ("PUHCA") as long as each power plant in which it has an interest is a qualifying facility (a "QF") as such term is defined under the Public Utility Regulatory Policy Act ("PURPA") or is subject to another exemption. In order to be a QF, a facility must be not more than 50% owned by an electric utility or electric utility holding company. A QF that is a cogeneration facility must produce not only electricity but also useful thermal energy for use in an industrial or commercial process or heating or cooling applications in certain proportions to the facility's total energy output and must meet certain energy efficiency standards. Therefore, loss of a thermal energy customer could jeopardize a cogeneration facility's QF status. If one of the power plants in which the Company has an interest were to lose its QF status and not receive another PUHCA exemption, the project subsidiary or partnership in which the Company has an interest that owns or leases that plant could become a public utility company, which could subject the Company to various federal, state and local laws, including rate regulation. In addition, loss of QF status could allow the power purchaser to cease taking and paying for electricity or to seek refunds of past amounts paid and thus could cause the loss of some or all contract revenues or otherwise impair the value of a project and could trigger defaults under provisions of the applicable project contracts and financing agreements. There can be no assurance that if a power purchaser ceased taking and paying for electricity or sought to obtain refunds of past amounts paid, the costs incurred in connection with the project could be recovered through sales to other purchasers.

     A geothermal plant will be a QF if it meets PURPA's ownership requirements and certain other standards. Each of Steamboat 1 and Steamboat 1A meet such ownership requirements and standards and is therefore a QF. However, QF status does not exempt an IPP from state utility law regulation in those states where the sale of electricity directly to an industrial or commercial customer is regulated as a retail sale. Most states currently do not regulate the sale of electricity from a QF to an inside-the-fence customer.

     The construction and operation of power generation facilities require numerous permits, approvals and certificates from appropriate federal, state and local governmental agencies, as well as compliance with environmental protection legislation and other regulations. With the exception of an air operating permit for the Lehi Facility, the Company believes that it is in substantial compliance with all applicable rules and regulations and that the projects in which it is involved have the requisite approvals for existing operations and are operated in accordance with applicable laws. However, the operations of the Company and its projects remain subject to a varied and complex body of laws and regulations that both public officials and private individuals may seek to enforce. There can be no assurance that new or existing laws and regulations which would have a materially adverse affect will not be adopted or revised, nor can there be any assurance that the Company will be able to obtain all necessary licenses, permits, approvals and certificates for proposed projects or that completed facilities will comply with all applicable permit conditions, statutes or regulations. In addition, regulatory compliance for the construction of new facilities is a costly and time consuming process, and intricate and changing environmental and other regulatory requirements may necessitate substantial expenditures for permitting and may create a significant risk of expensive delays or significant loss of value in a project if the project is unable to function as planned due to changing requirements or local opposition.

  Environmental Division

     Governmental regulations applicable to the Company's Environmental Division govern, among other things: the handling of the substances collected by the Company which are classified as hazardous or special wastes; the operation of the facilities at which the Company stores or processes the substances it collects; and the ultimate disposal of waste generated by the Company during processing of the substances it collects. An increase in governmental requirements for the treatment of any particular material generally increases the value of the Company's services to its customers, but may also increase the Company's costs and risks of noncompliance.

     Various permits are generally required by federal and state environmental agencies for the Company's recycling and oil and water processing facilities. Most of these permits must be renewed periodically and the governmental authorities involved have the power, under various circumstances, to revoke, modify or deny issuance or renewal of these permits. Zoning, land use and siting restrictions also apply to these facilities. Regulations also govern matters such as the disposal of residual wastes, operating procedures, stormwater and wastewater discharges, fire protection, worker and community right-to-know and emergency response plans. Water pollution regulations govern certain operations at the Company's facilities. Safety standards under the Occupational Safety and Health Act in the United States and similar laws are also applicable. Federal Department of Transportation regulations also apply to the operation of vehicles used by the Company to transport the substances it collects, including licensing requirements for the vehicles and the drivers, vehicle safety requirements, vehicle weight limitations, shipment manifesting and vehicle placarding requirements.

Governmental authorities have the power to enforce compliance and violators are subject to civil and criminal penalties. Private individuals may also have the right to sue to enforce compliance with certain of the governmental requirements.

     AES' services involve the collection, transportation, storage, processing, recycling and disposal of automotive and industrial nonhazardous materials. AES is also involved in the transportation and disposal of hazardous materials. In addition to being regulated as solid wastes, many of these materials are further regulated as "hazardous wastes." Accordingly, AES is subject to federal and state regulations governing solid wastes and transportation of hazardous wastes. The Resource Conservation and Recovery Act of 1976 ("RCRA") established a national program which classified various substances as "hazardous wastes," established requirements for storage, treatment and disposal of hazardous wastes, and imposed requirements for facilities used to store, treat or dispose of such wastes. RCRA was amended in 1984 by the Hazardous and Solid Waste Amendments ("HSWA") which expanded the scope of RCRA to include businesses which generate smaller quantities of waste materials (so-called "small quantity generators"), expanded the substances classified as hazardous wastes by RCRA and prohibited direct disposal of those wastes in landfills (thereby, in effect, requiring that the wastes be recycled, treated, or destroyed). Hazardous and solid waste regulations impose requirements which must be met by facilities used to store, treat and dispose of these wastes.

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

     The Company's Environmental Division has an internal staff of engineers, geologists, licensed water treatment plant operators, chemists and other environmental and safety professionals whose responsibility is to continuously improve the procedures and practices to be followed by the Company to comply with various federal, state and local laws and regulations involving the protection of the environment and worker health and safety and to monitor compliance.

ITEM 2. DESCRIPTION OF PROPERTY

     Steamboat I and IA are owned by the Company's 95%-owned subsidiary, Steamboat LLC, and are located on a geothermal field in Steamboat Hills, Nevada. Steamboat 1 and 1A own buildings and improvements, generators, motors, switchgear and controls, production and injection wells and associated piping. Management of the Company believes the plants are adequately covered by insurance.

     The Plymouth Facility is owned by Plymouth Cogeneration, a Delaware partnership, of which the Company owns 50%. Plymouth Cogeneration owns all the plant and equipment associated with the cogeneration project including the diesel engines, generators, three auxiliary boilers, switchgear, controls and piping. The New Hampshire state university system has two contracts with Plymouth Cogeneration: (1) a 20-year lease on the equipment expiring in 2014, and (2) a 20-year management contract expiring in 2014. Both contracts have escalation clauses. Management believes the plant is adequately covered by insurance. The state university has approached the partners in Plymouth Cogeneration with a view to purchasing their interests and negotiations are currently in progress.

     The Lehi Facility is owned by LIPA, a Utah limited liability company, of which the Company owns 50%. The property includes two acres of land in Lehi, Utah, and all buildings, engine/generators, ancillary generating equipment, heat recovery equipment, switchgear and controls, storage tanks, spare parts, tools and permits. All costs associated with LIPA and the operation of the Lehi Facility, and all income which might be derived from sales of electric power, is divided pro-rata among the Company and the owners of the remaining 50% of LIPA. Management believes the plant is adequately covered by insurance.

     The AES facilities are located in Newburgh, Indiana and Shelbyville, Kentucky. The Newburgh facility is on a five and one-half acre property, and the Shelbyville facility is on a two acre property. Both facilities include buildings, processing equipment, storage tanks, controls and related piping, and are considered in satisfactory condition. There are mortgages on the buildings that totaled $273,000 at January 31, 1999. Management believes the plants are adequately covered by insurance.

     The headquarters of the Company are in 3,000 square feet under a five year lease in a commercial office building in West Palm Beach, Florida. The Company also leases from SB GEO regional offices in Reno, Nevada, on the site of the Steamboat facilities. The Company has no separate lease agreement for the Reno office space, but rental fees are included in the fees the Company pays to SB GEO for the operation and management of the Steamboat facilities.

ITEM 3. LEGAL PROCEEDINGS

     On March 8, 1999, the United States District Court for the Southern District of New York entered a decision in the case of U.S. Energy Systems, Inc. vs. Enviro Partners, L.P. and Energy Management Corporation ("EMC") et. al., 97 Civ. 1748 (JFK)denying both sides' motion and cross-motion for summary judgment and scheduling the pre-trial process. The dispute involves certain agreements the Company entered into with Enviro Partners and EMC in 1996 for a private sale of Company securities. The agreements were conditional upon (1) a public offering of Company securities occurring simultaneously with the private sale to Enviro Partners and EMC, and (2) the Company's securities being approved for listing on the Nasdaq SmallCap Market. During the approval process, Nasdaq determined that the private sale would be contrary to just and equitable principles of trade, and refused listing if the private sale were consummated. Enviro Partners and EMC have asserted demands against the Company for lost profits of up to $6 million. The Company has filed a Motion for Reconsideration, and defendants have filed their objections to the motion. An adverse outcome to this proceeding could have a material adverse effect on the Company's financial condition.

     The Company is not aware of any other pending or threatened legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders in the fourth quarter of Fiscal 1998.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

     The Company's Common Stock trades on the Nasdaq SmallCap Market under the symbol USEY. The table below sets forth, for the periods indicated, the high and low sales prices for the Common Stock as reported by the Nasdaq SmallCap Market.

                                                               SALES PRICE
                                                              -------------
                                                              HIGH     LOW
                                                              -----   -----
Fiscal Year Ended January 31, 1998:
  First Quarter.............................................  $5.63   $3.63
  Second Quarter............................................   4.94    3.50
  Third Quarter.............................................   3.88    2.75
  Fourth Quarter............................................   3.31    1.75
Fiscal Year Ended January 31, 1999:
  First Quarter.............................................  $2.25   $1.81
  Second Quarter............................................   2.50    1.00
  Third Quarter.............................................   1.50    0.75
  Fourth Quarter............................................   3.31    1.00

     The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On April 29, 1999, the last sale price of the Common Stock as reported on the Nasdaq SmallCap Market was $2.375.

PRICE RANGE OF WARRANTS

     The Company's warrants were issued December 6, 1996, and began trading on the Nasdaq SmallCap Market under the symbol USEYW. The following table sets forth, for the period indicated, the high and low sales prices for the Warrants as reported by the Nasdaq SmallCap Market.

                                                               SALES PRICE
                                                              -------------
                                                              HIGH     LOW
                                                              -----   -----
Fiscal Year Ended January 31, 1998:
  First Quarter.............................................  $1.88   $1.00
  Second Quarter............................................   1.63    0.88
  Third Quarter.............................................   1.13    0.56
  Fourth Quarter............................................   1.10    0.38
Fiscal Year Ended January 31, 1999:
  First Quarter.............................................  $0.75   $0.38
  Second Quarter............................................   0.59    0.13
  Third Quarter.............................................   0.19    0.03
  Fourth Quarter............................................   0.75    0.06

     The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On April 29, 1999, the last sale price of the Common Stock as reported on the Nasdaq SmallCap Market was $0.3125.

HOLDERS

     As of April 21, 1999 there were 600 record holders of the Company's Common Stock. On the same date there were 25 holders of record of the Company's Warrants. The Company estimates that additional holders of stock and warrants in street name total approximately 2,000 and 200, respectively.

DIVIDENDS

     The Company has not paid cash dividends on the Common Stock and does not anticipate paying cash dividends on the Common Stock in the foreseeable future. The Series A Preferred Stock issued on March 23, 1998 accrues dividends at an annual rate of 9%, or $202,500, which have been paid in cash quarterly. The Series B Preferred Stock issued on March 8, 1999 accrues dividends at an annual rate of 9%, or $45,800, which are being paid monthly. No dividends may be paid on the Common Stock unless the Company is current with all dividend payments due on each series of preferred stock.

RECENT SALES OF UNREGISTERED SECURITIES

     On March 8, 1999, the Company issued 509.088 shares of Series B Preferred Stock in exchange for $509,088 of 9% Convertible Subordinated Debentures. Each share of Series B Preferred Stock is convertible at the option of the holder into 275 shares of Common Stock of the Company.

     On March 23, 1998, the Company raised $2.25 million in a private placement of 250,000 shares of Preferred Stock with Energy Systems Investors. All of the purchasers involved were qualified investors as defined under the Securities Act of 1933, as amended (the "Securities Act"). Each share of Series A Preferred Stock is currently convertible into four shares of Common Stock of the Company at a conversion price of $2.25 per share, and carries a dividend of 9% per annum. The Series A Preferred Stock votes with the Common Stock on a ratio equal to the per share purchase price of the Series A Preferred Stock ($9.00) divided by the conversion price (currently $2.25), which presently equates to four votes for every share of Series A Preferred Stock. Energy Systems Investors also holds a one year option, expiring in August 1999, to acquire up to an additional $8.0 million of Series A Preferred Stock on the same terms and conditions, subject to stockholder approval. No placement agent or broker was used in connection with this sale.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

     The Company's fiscal year ended January 31, 1999 ("Fiscal 1998") constituted its first full year of operations to include the Environmental Division units in Indiana and Kentucky.

     The Company treats its investments in its LEHI and Plymouth subsidiaries on the equity method, and the revenues and expenses of LEHI and Plymouth are not included in its Statement of Operations. Condensed financial information on the LEHI and Plymouth joint ventures may be found in the Notes to Financial Statements.

RESULTS OF OPERATIONS

  Year Ended January 31, 1999 Compared to Year Ended January 31, 1998 ("Fiscal 1997")

     Fiscal 1998 revenues increased by $1,962,000 or 88% over Fiscal 1997 principally as a result of a full year of operations of the Environmental Division which generated $2,419,000 in revenue in Fiscal 1998 compared to $713,000 in Fiscal 1997. Revenues of the Energy Division increased from $1,520,000 in Fiscal 1997 to $1,776,000 in Fiscal 1998 mainly due to the Company's successful efforts to obtain increased rates for the output of the Steamboat 1 plant. On July 20, 1998 Sierra agreed to a stipulation to pay market rates for power produced by the Company's geothermal plants. Rates paid for Steamboat 1 power until that point were below market. Steamboat 1A rates had been contractually set until December 1998, at which point they also changed to market rates, which in this case were the lower winter season rates.

     Costs and expenses in Fiscal 1998 increased $1,478,000 or 44% over Fiscal 1997 principally as a result of the inclusion of the Environmental Division for the full year in Fiscal 1998. The expenses for the Steamboat Facilities and the Company's Environmental Division (AES and Commonwealth) in Fiscal 1998 were as follows:

                                                              STEAMBOAT      AES AND
                                                              FACILITIES   COMMONWEALTH
                                                              ----------   ------------
Operating expenses..........................................   $637,000     $1,629,000
Administrative expenses.....................................    365,000        432,000
Depreciation and amortization...............................    157,000        319,000

     Operating expenses, which are the costs directly relating to revenues, totaled $2,266,000 for Fiscal 1998 as compared to $1,127,000 for Fiscal 1997. The Steamboat Facilities generated operating expenses of $637,000 for Fiscal 1998 compared to $674,000 for the previous year. Operating expenses for the 12 months of Fiscal 1998 for AES and Commonwealth totaled $1,629,000 compared to $453,000 for Fiscal 1997, which was for the period from the dates of their acquisitions in August 1997 and December 1997 to January 31, 1998. The AES operating expenses include development costs associated with the new marine emergency response system, which were expensed as incurred. This system has not yet generated revenue.

     Administrative expenses totaled $1,992,000 in Fiscal 1998 compared to $1,613,000 in Fiscal 1997. Major items included in these totals are:

                                                              FISCAL 1998   FISCAL 1997
                                                              -----------   -----------
Payroll costs and consulting fees...........................  $  721,000    $  643,000
Legal and professional fees (not connected with
  litigation)...............................................     215,000       191,000
Royalty expenses (Steamboat)................................     247,000       214,000
Corporate expenses..........................................     204,000        128,00
Insurance costs.............................................     157,000       146,000
Rent and utilities..........................................     110,000        82,000
Other.......................................................     338,000       209,000
                                                              ----------    ----------
Total.......................................................  $1,992,000    $1,613,000
                                                              ==========    ==========

     The increase in corporate expenses was due to greater activity in pursuing the Company's plans for expansion. Other increases were due primarily to the inclusion of the Environmental Division for a full 12 months in Fiscal 1998 as against a shorter period in Fiscal 1997.

     Litigation costs dropped from $326,000 in Fiscal 1997 to $47,000 in Fiscal 1998 because the Fiscal 1997 total included costs associated with settlement of certain actions, whereas the Fiscal 1998 costs arose only from the single action still pending (see "Legal Proceedings").

     Depreciation and amortization expenses increased from $260,000 in Fiscal 1997 to $499,000 in Fiscal 1998 primarily due to the inclusion of the Environmental Division for a full 12 months in the later year.

     Interest income increased to $299,000 in Fiscal 1998 from $265,000 in Fiscal 1997. The increase in interest expense from $129,000 in Fiscal 1997 to $141,000 in Fiscal 1998, was due primarily to the fact that the Environmental Division loan was outstanding for the full year in Fiscal 1998.

     As of January 31, 1997, the Company had pre-reorganization income taxes and payroll taxes payable amounting to $383,000. During Fiscal 1997, the Company settled these payables for a total amount of $347,000. As a result, the Company recognized a gain of $36,000 in that year.

     The net loss of the Company, before dividends on the Series A Preferred Stock, decreased by 45% to $569,000 in Fiscal 1998, as compared to $1,042,000 in the previous year. Primarily as a result of this reduction in net loss, cash used in operating activities was $490,000 in Fiscal 1998 as compared to $904,000 in Fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow used in operating activities improved to $490,000 in Fiscal 1998 as compared to $904,000 in Fiscal 1997, primarily due to the lower net loss from the Company's operations. During Fiscal 1998, the Company paid $374,000 to reduce royalties owed in connection with the Steamboat Facilities, which figure was offset in part by changes in assets and in depreciation and amortization.

     Cash flow used in investing activities during Fiscal 1998 totaled $1,210,000, compared to $2,534,000 in the previous year. In Fiscal 1997 loans amounting to $1,695,000 had been made to Reno Energy, while in the later year the loans to Reno Energy decreased to $198,000. This was offset by the acquisition of equipment and leasehold improvements of $437,000 and expenditures of deferred acquisition costs of $668,000 in connection with acquisitions being worked on but not yet concluded.

     Cash flow provided by financing activities totaled $2,157,000 in Fiscal 1998 as compared to cash flow used in financing activities of $368,000 in Fiscal 1997. The Fiscal 1998 total was composed primarily of the proceeds from the sale of preferred stock amounting to $2,190,000, and dividends paid on the preferred stock of $174,000. In the previous year, financing activities cash flow was used mainly for the payment of pre-reorganization taxes in the amount of $347,000. AES had a bank line of credit of $300,000, which is fully used.

     On March 25, 1998 the Company raised $2.25 million in a private placement of 250,000 shares of its Series A Convertible Preferred Stock (the "Series A Preferred Stock") with Energy Systems Investors, LLC, a Delaware limited liability company controlled by Lawrence I. Schneider, a director of the Company ("Energy Systems Investors"). Each share of Series A Preferred Stock is currently convertible into four shares of Common Stock of the Company at a conversion price of $2.25 per share and carries a dividend of 9% per annum. Proceeds from the sale have been used for internal and external expansion and general working capital purposes. At the Company's annual stockholders meeting on August 26, 1998, the stockholders approved granting to Energy Systems Investors, LLC, an option, expiring in August 1999, to acquire up to 888,888 additional shares of the Company's Series A Convertible Preferred Stock at an aggregate purchase price of approximately $8.0 million for the same corporate purposes and on the same terms and conditions.

     Pre-construction work on Reno Energy is continuing, with the necessary initial permits granted. The Company estimates that it will spend up to an additional $100,000 in such pre-construction work. The Company expects institutional lenders to finance the estimated $40 million construction price of the project. The Company believes that Reno Energy could become a large income producing property in the years to come.

     The Company does not anticipate any future capital expenditures. In connection with the possible expansion and re-configuration of the Plymouth Cogeneration facility, it is estimated that any construction on the Plymouth Cogeneration facility would be financed through the University of New Hampshire system, using dormitory authority bonds, as the original project was financed.

     The Company believes that positive cash flow from the Steamboat Facilities and from the recently acquired AES and Commonwealth, together with funds on hand from the private placement of Series A Preferred Stock referred to previously, will provide sufficient liquidity for the next 12 months. In the long term, the Company expects adequate liquidity to be provided by the Steamboat Facilities and by AES and Commonwealth, plus possible additional acquisitions and financings.

     On March 8, 1999, the holders of $509,000 of the Company's Debentures agreed to an exchange whereby they received an aggregate of 509.088 shares of Series B Preferred Stock. This exchange replaces $509,088 of debt with preferred stock, leaving $366,000 as debenture debt, and will be reflected in the Company's Fiscal 1999 financial reports.

     Other long term debt amounts to $510,000, including mortgages on buildings of $296,000, and applies primarily to the plants and equipment of the Environmental Division.

     The Company from time to time evaluates acquisitions of new projects and companies in the energy and environmental services fields. In particular, the Company is negotiating joint ventures with third parties which would broaden its presence in the geothermal energy industry and which would enable the Lehi Facility to be expanded and put into operation. Significant time and cost has been incurred in connection with due diligence with respect to these potential ventures. There is no assurance that such ventures, or other acquisitions, will be consummated.

YEAR 2000 COMPUTER ISSUE

     The Company has assessed the issues associated with the programming code in its existing computer systems with respect to a two digit year value as the year 2000 approaches and believes that its internal systems are in full compliance.

     In addition, the Company has communicated with its major suppliers and customers to determine their year 2000 compliance readiness and the extent to which the Company is vulnerable to any third party year 2000 issues. The Company believes that only Sierra, to which the Company sells power from its Steamboat facilities, may be affected by the programming code problem to an extent that could have a material adverse effect on the Company. Sierra has assured the Company, however, that the interface with the Steamboat facilities is in compliance with year 2000 requirements. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. The Company is reviewing possible contingency plans in this respect.

     The total cost to the Company of these year 2000 compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. This is based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

ITEM 7. FINANCIAL STATEMENTS

     See the Financial Statements and Independent Auditors' Report which are attached hereto as the "Financial Statement Appendix" on pages F-1 through F-17.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The directors and executive officers of the Company are as follows:

NAME                                   AGE                       POSITION
----                                   ---                       --------
Theodore Rosen.......................  74    Chairman of the Board of Directors
Richard H. Nelson....................  59    President, Chief Executive Officer and Director
Howard A. Nevins.....................  43    Executive Vice President and Director
Henry Schneider......................  34    Vice President and Director
Seymour J. Beder.....................  72    Secretary, Treasurer and Chief Financial Officer
Terrence Page........................  52    Vice President
Evan Evans...........................  73    Director
Asher E. Fogel.......................  50    Director
Allen J. Rothman.....................  42    Director
Lawrence I. Schneider................  63    Director and Chairman of Executive Committee

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

     Henry Schneider. Mr. Schneider, a member of Energy Systems Investors, LLC, was appointed Vice President for Development in March 1998 and was appointed a Director of the Company in December 1998. From 1986 to 1988, Mr. Schneider was an associate at Drexel Burnham Lambert specializing in taxable institutional fixed income products and portfolio strategies. From 1989 to 1994, Mr. Schneider was an associate with S & S Investments and Wood Gundy, specializing in mergers, acquisitions and corporate restructuring. From 1994 to 1996, Mr. Schneider was a principal of Global Capital Resources, Inc., a private merchant bank. Since 1996, Mr. Schneider has been a private investor. He has been involved in arranging acquisitions and funding for the telecommunications, energy, apparel, airline, financial and garage industries. Mr. Schneider holds an Economics degree from Tufts University and a Master of Business Administration from Boston University. Mr. Schneider is the son of Lawrence I. Schneider.

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

     Terrence Page. Mr. Page has been Vice President C Western Resources of the Company since March 1997. Previously, Mr. Page served with the Nevada Public Service Commission since 1982. From 1982 to 1989 he was Regulatory Operations Supervisor and from 1989 until he resigned to join the Company, he served as Director of Regulatory Operations. In this position, he had final responsibility for developing all staff positions brought before the Commission and coordinated with federal, state and local governments on matters of regulatory policy. He has served on the Nevada Department of Information Services Advisory Committee, the Ohio State University's National Regulatory Research Institute Advisory Committee, the Las Vegas Regional Transportation Advisory Committee and the Washoe Regional Water Planning Commission. Mr. Page holds his BS in Business from the University of the State of New York and his MS in Management from the American University.

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

     Asher E. Fogel. Mr. Fogel was appointed to the Board of Directors of the Company in October 1998. From 1985 to 1997 Mr. Fogel held senior positions at Citicorp in London and New York specializing in corporate finance, capital markets and investment advice and was a Managing Director of Citicorp Securities, Inc. For twelve years prior to joining Citicorp Mr. Fogel held a number of positions in Bank or America and Samuel Montagu & Co. In June 1997, Mr. Fogel founded Dovertower Capital, a merchant banking boutique providing corporate finance services in the United States and international markets. Mr. Fogel holds a BA in Economics and an MBA from Hebrew University.

     Allen J. Rothman. Mr. Rothman has been a member of the Board of Directors of the Company since January 1997. Mr. Rothman is a partner with the law firm of Robinson, Brog, Leinwand, Greene, Genovese & Gluck P.C. in New York with whom he has been associated since January 1996. Mr. Rothman specializes in corporate, finance and real estate law. Prior to joining Robinson Brog, he was associated with several New York law firms. Mr. Rothman received his BA degree from Columbia University and his JD degree from Harvard University.

     Lawrence I. Schneider. Mr. Schneider, manager of Energy Systems Investors, LLC, has been a member of Board of Directors since March 1998 and serves as Chairman of its Executive Committee. Mr. Schneider has been associated with numerous corporations through the years, including Newpark Resources, Inc., a company involved with oil field environmental remediation, where he was Chairman of the Executive Committee. Mr. Schneider was also a partner in the New York Stock Exchange firm Sassower, Jacobs and Schneider. He holds his BS degree from New York University. Mr. Schneider is the father of Henry Schneider.

COMMITTEES

     The Company's Audit Committee is comprised of Messrs. Henry Schneider, Evan Evans and Asher E. Fogel. The Audit Committee met twice in 1998.

     The Company's Executive Committee is comprised of Messrs. Lawrence Schneider, Theodore Rosen, Richard Nelson and Alan Rothman. The Executive Committee met 12 times in 1998.

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

ITEM 10. EXECUTIVE COMPENSATION

     The information contained under the caption "Executive Compensation" to appear in the Definitive Proxy Statement for the 1999 Annual Meeting of Stockholders (the "Annual Meeting Proxy Statement") is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" to appear in the Annual Meeting Proxy Statement is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained under the caption "Certain Relationships and Related Transactions" to appear in the 1999 Annual Meeting Proxy Statement is incorporated herein by reference.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

     a. Exhibits.

EXHIBIT
 NUMBER                                 DESCRIPTION
--------                                -----------
 2.1       --   Merger Agreement by and between the Company, AES Merger
                Corp., American Enviro-Services, Inc., and the Shareholders
                of American Enviro-Services, Dated as of August 4, 1997(4)
 3.1       --   Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware(1)
 3.2       --   By-Laws of the Company(2)
 3.3       --   Articles of Organization of Steamboat Envirosystems, L.C.(1)
 4.1       --   Specimen Stock Certificate(1)
 4.2       --   Form of Warrant(1)
 4.3       --   Form of Warrant Agreement(1)
 4.4       --   Form of Representative's Purchase Option(1)
 4.5       --   Certificate of Designation of Series A Convertible Preferred
                Stock of the Company as filed with the Secretary of State of
                Delaware on March 23, 1998(7)
 4.6       --   Certificate of Designation of Series B Convertible Preferred
                Stock of the Company as filed with the Secretary of the
                State of Delaware
 5.1       --   Consent of Richard A. Eisner & Co., LLP (filed as part of
                the financials hereto)
10.1       --   Plan of Reorganization of Cogenic Energy Systems, Inc.(2)
10.2       --   8% Convertible Subordinated Debenture due 2004(2)
10.3       --   Employment Agreement, dated as of November 11, 1993, between the Company and Richard Nelson(2)
10.3(a)    --   Amendment to Employment Agreement between the Company and
                Richard Nelson October 15, 1996(2)
10.4       --   Employment Agreement, dated as of December 11, 1993, between the Company and Theodore Rosen(2)
10.4(a)    --   Amendment to Employment Agreement between the Company and
                Theodore Rosen dated October 15, 1996(1)
10.5       --   Purchase Agreement, dated as of January 24, 1994, between
                Lehi Co-Gen Associates, L.C. and Lehi Envirosystems, Inc.(2)
10.6       --   Operating Agreement among Far West Capital, Inc., Suma
                Corporation and Lehi Envirosystems, Inc. dated January 24,
                1994(2)
10.7       --   Form of Purchase and Sale Agreement between Far West
                Capital, Inc., Far West Electric Energy Fund, L.P., 1-A
                Enterprises, the Company and Steamboat LLC(1)
10.8       --   Form of Operation and Maintenance Agreement between
                Steamboat LLC and S.B. Geo, Inc.(1)
10.9       --   Letter Agreement, dated as of November 8, 1994, between the
                Company, PSC Cogeneration Limited Partnership, Central
                Hudson Cogeneration, Inc. and Independent Energy Finance
                Corporation(1)
10.10      --   Agreement among the Company, Plymouth Envirosystems, Inc.,
                IEC Plymouth, Inc. and Independent Energy Finance
                Corporation dated November 16, 1994(1)
10.11      --   Amended and Restated Agreement of Limited Partnership of
                Plymouth Cogeneration Limited Partnership among PSC
                Cogeneration Limited Partnership, Central Hudson
                Cogeneration, Inc. and Plymouth Envirosystems, Inc. dated
                November 1, 1994(1)
10.12      --   Amended and Restated Agreement of Limited Partnership of PSC
                Cogeneration Limited Partnership among IEC Plymouth, Inc.,
                Independent Energy Finance Corporation and Plymouth
                Envirosystems, Inc. dated December 28, 1994(1)
10.13      --   Purchase and Sale Agreement, dated as of December 31, 1995, between the Company, Far West Capital, Inc., Far West
                Electric Energy Fund, L.P., 1-A Enterprises and Steamboat
                Enviro systems, LLC(1)

EXHIBIT
 NUMBER                                 DESCRIPTION
--------                                -----------
10.13(a)   --   Letter Agreement, dated September 25, 1996, between the
                Company and Far West Capital, Inc.(1)
10.14      --   Joint Development Memorandum of Intent dated September 20,
                1994, between the Company and Cowen Partnership(1)
10.15      --   Agreement dated May 4, 1995 between the Company and Indus
                LLC(1)
10.16      --   Security Agreement and Financing Statement among the
                Company, Lehi Envirosystems, Inc., Plymout Envirosystems,
                Inc. and Anchor Capital Company, LLC dated June 14, 1995, as amended(1)
10.17      --   Stock Pledge Agreement among Richard H. Nelson, Theodore
                Rosen, Anchor Capital Company, LLC and the Company dated
                June 14, 1995(1)
10.18      --   Loan Agreement among the Company, Lehi Envirosystems, Inc.,
                Plymouth Envirosystems and Solvation, Inc. dated as of
                December 15, 1995, as amended(1)
10.19      --   Pledge Agreement between the Company and Solvation, Inc.
                dated as of December 15, 1995(1)
10.20      --   Lease dated September 1, 1995 between the Company and
                Gaedeke Holdings, Ltd.(1)
10.21      --   Documents related to Private Placement(1)
10.21(a)   --   Certificate of Designations(1)
10.22      --   Purchase Agreement between the Company and Westinghouse
                Electric Corporation dated as of November 6, 1995 and
                amendments thereof(1)
10.23      --   Letter of intent to the Company from Bluebeard's Castle,
                Inc. dated August 8, 1996(1)
10.24      --   Form of Joint Venture Agreement among the Company and
                Bluebeard's Castle, Inc. and Bluebeard Hilltop Villas dated as of August 6, 1996(1)
10.25(a)   --   Long-Term Agreement for the Purchase and Sale of Electricity
                Between Sierra Pacific Power Company and Far West Capital,
                Inc. dated October 29, 1988(1)
10.25(b)   --   Assignment of Interest, dated December 10, 1988 by and
                between Far West Capital, Inc. and 1-A Enterprises(1)
10.25(c)   --   Letter dated August 18, 1989 by Gerald W. Canning, Vice
                President of Electric Resources, consenting to the
                Assignment of Interest on behalf of Sierra Pacific Power
                Company(1)
10.26(a)   --   Agreement for the Purchase and Sale of Electricity, dated as of November 18, 1983 between Geothermal Development
                Associates and Sierra Pacific Power Company(1)
10.26(b)   --   Amendment to Agreement for Purchase and Sale of Electricity,
                dated March 6, 1987, by and between Far West Hydroelectric
                Fund, Ltd. and Sierra Pacific Power Company(1)
10.27      --   Loan and Option Agreement dated August, 1996 by and among
                NRG Company, LLC and Reno Energy, LLC and ART, LLC and FWC
                Energy, LLC, and amendments thereto(1)
10.28      --   Promissory Note dated August 9, 1996 for $300,000 from Reno
                Energy, LLC to NRG Company, LLC(1)
10.29      --   Letter of Intent dated July 15, 1996 on behalf of Reno
                Energy, LLC(1)
10.30      --   Limited Liability Company Operating Agreement of NRG
                Company, LLC dated as of September 8, 1996, and amendments thereto(1)
10.31      --   Form of Limited Liability Company Operating Agreement of
                Steamboat, Envirosystems, L.C. dated as of October, 1996(1)
10.32      --   Form of Debenture Conversion Agreement(1)
10.33(a)   --   First Amended and Restated Loan and Option Agreement, dated
                April 9, 1997, by and between USE Geothermal LLC, and Reno
                Energy LLC, ART, LLC and FWC Energy, LLC(3)
10.33(b)   --   Note in the amount of $1,200,000, dated as of April 9, 1997, made by Reno Energy LLC in favor of USE Geothermal LLC(3)
10.33(c)   --   Security Agreement, dated as of April 9, 1997, made by Reno
                Energy LLC in favor of USE Geothermal LLC(3)
10.33(d)   --   Form of Security Agreement and Collateral Assignment,
                entered into by and between USE Geothermal LLC and both FWC
                Energy LLC and ART LLC(3)

EXHIBIT
 NUMBER                                 DESCRIPTION
--------                                -----------
10.33(e)   --   Guaranty Agreement, dated as of April 9, 1997, made by FWC
                Energy LLC and ART LLC in favor of USE Geothermal LLC(3)
10.34      --   1996 Stock Option Plan(5)
10.35      --   Employment Agreement, dated as of March 1, 1997, between the
                Company and Terrence Page(5)
10.36      --   Form of 9% Convertible Subordinated Secured Debenture due
                2004(6)
10.37      --   Form of Employment Agreement by and between the Company and
                Howard Nevins(4)
10.38      --   Subscription Agreement, dated March 20, 1998, between the
                Company and Energy Systems Investors, LLC(7)
10.39      --   Registration Rights Agreement, dated March 20, 1998, between the Company and Energy Systems Investors, LLC(7)
21.1       --   Subsidiaries of the Company
23.1       --   Consent of Richard A. Eisner & Company, LLP, auditors of the
                Company
27         --   Financial Data Schedule

-------------------------

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-94612).
(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended January 31, 1994.
(3) Incorporated by reference to the Company's Current Report on Form 8-K filed on April 24, 1997.
(4) Incorporated by reference to the Company's Current Report on Form 8-K dated August 12, 1997.
(5) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended January 31, 1997.
(6) Incorporated by reference to the Company's Current Report on Form 8-K dated August 18, 1997.
(7) Incorporated by reference to the Company's Current Report on Form 8-K filed on March 26, 1998.
(8) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended January 31, 1998.

     b. Reports on Form 8-K

     No reports on Form 8-K were filed during the Quarter Ended January 31,
1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        U.S. ENERGY SYSTEMS, INC.

April 30, 1999                          By: /s/ SEYMOUR J. BEDER
                                        ----------------------------------------
                                        Seymour J. Beder
                                        Chief Financial and Accounting Officer
                                        and Controller

               SIGNATURES                                 TITLE                            DATE
               ----------                                 -----                            ----

           /s/ THEODORE ROSEN             Chairman of the Board of Directors               April 30, 1999
----------------------------------------
             Theodore Rosen

         /s/ RICHARD H. NELSON            President and Chief Executive Officer            April 30, 1999
----------------------------------------    (Principal Executive Officer)
           Richard H. Nelson

          /s/ SEYMOUR J. BEDER            Chief Financial and Accounting                   April 30, 1999
----------------------------------------    Officer and Controller (Principal
            Seymour J. Beder                Financial and Accounting Officer)

          /s/ HENRY SCHNEIDER             Vice President and Director                      April 30, 1999
----------------------------------------
            Henry Schneider

           /s/ HOWARD NEVINS              Director and Executive Vice President            April 30, 1999
----------------------------------------
             Howard Nevins

       /s/ LAWRENCE I. SCHNEIDER          Director and Chairman of Executive               April 30, 1999
----------------------------------------    Committee
         Lawrence I. Schneider

             /s/ EVAN EVANS               Director                                         April 30, 1999
----------------------------------------
               Evan Evans

           /s/ ALLEN ROTHMAN              Director                                         April 30, 1999
----------------------------------------
             Allen Rothman

           /s/ ASHER E. FOGEL             Director                                         April 30, 1999
----------------------------------------
             Asher E. Fogel

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                                    CONTENTS

                                                              PAGE
                                                              ----
Consolidated Financial Statements
  Independent auditors' report..............................  F-2
  Balance sheet as of January 31, 1999......................  F-3
  Statements of operations for the years ended January 31,
     1999 and 1998..........................................  F-4
  Statements of changes in stockholders' equity for the
     years ended January 31, 1999 and 1998..................  F-5
  Statements of cash flows for the years ended January 31,
     1999 and 1998..........................................  F-6
  Notes to financial statements.............................  F-7

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
U.S. Energy Systems, Inc.
West Palm Beach, Florida

     We have audited the accompanying consolidated balance sheet of U.S. Energy Systems, Inc. and subsidiaries as of January 31, 1999 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of U.S. Energy Systems, Inc. and subsidiaries as of January 31, 1999, and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period then ended in conformity with generally accepted accounting principles.

                                          Richard A. Eisner & Company, LLP

New York, New York
March 12, 1999

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                              JANUARY 31,
                                                                 1999
                                                              -----------
                              ASSETS
Current assets:
  Cash......................................................  $   776,000
  Accounts receivable (less allowance for doubtful accounts
     $15,000)...............................................      763,000
  Notes receivable -- current portion.......................      196,000
  Other current assets......................................      355,000
                                                              -----------
     Total current assets...................................    2,090,000
Property, plant and equipment, net..........................    5,832,000
Notes receivable, less current portion......................    1,883,000
Investments in joint ventures:
  Lehi Independent Power Associates, L.C....................      939,000
  Plymouth Cogeneration Limited Partnership.................      503,000
Deferred acquisition costs..................................      668,000
Goodwill, net...............................................    1,939,000
Other assets................................................      317,000
                                                              -----------
                                                              $14,171,000
                                                              ===========
                             LIABILITIES
Current liabilities:
  Current portion of long-term debt.........................  $   114,000
  Note payable -- bank......................................      300,000
  Accounts payable..........................................      838,000
  Royalties payable.........................................       54,000
                                                              -----------
     Total current liabilities..............................    1,306,000
Long-term debt, less current portion........................      396,000
Convertible subordinated debentures (including due to
  related parties of $80,000)...............................      875,000
Advances from joint ventures................................       57,000
                                                              -----------
Total liabilities...........................................    2,634,000
                                                              -----------
Minority interest...........................................      524,000
                                                              -----------
Commitments and contingencies
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, authorized 10,000,000
  shares; Series A, 9% cumulative, convertible, issued and
  outstanding 250,000 shares (liquidation value of
  $2,301,000)
  (see Note K(1))...........................................        3,000
Common stock, $.01 par value, authorized 50,000,000 shares;
  issued 5,160,605 shares...................................       51,000
Treasury stock, 2,600 shares common stock at cost...........       (3,000)
Additional paid-in capital..................................   17,467,000
Accumulated deficit.........................................   (6,505,000)
                                                              -----------
                                                               11,013,000
                                                              -----------
                                                              $14,171,000
                                                              ===========

                       See notes to financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                               YEAR ENDED JANUARY 31,
                                                              ------------------------
                                                                 1999         1998
                                                              ----------   -----------
Revenues....................................................  $4,195,000   $ 2,233,000
                                                              ----------   -----------
Cost and expenses:
  Operating expenses........................................   2,266,000     1,127,000
  Administrative expenses...................................   1,992,000     1,613,000
  Litigation costs..........................................      47,000       326,000
  Depreciation and amortization.............................     499,000       260,000
                                                              ----------   -----------
                                                               4,804,000     3,326,000
                                                              ----------   -----------
Loss before other income (expense) and extraordinary item...    (609,000)   (1,093,000)
Interest income.............................................     299,000       265,000
Interest expense............................................    (141,000)     (129,000)
Equity in loss of joint ventures............................     (98,000)     (121,000)
Minority interest                                                (20,000)
                                                              ----------   -----------
Loss before extraordinary item..............................    (569,000)   (1,078,000)
Extraordinary gain from restructuring of liabilities........                    36,000
                                                              ----------   -----------
NET LOSS....................................................    (569,000)   (1,042,000)
Dividends on preferred stock................................    (174,000)
                                                              ----------   -----------
LOSS APPLICABLE TO COMMON STOCK.............................  $ (743,000)  $(1,042,000)
                                                              ==========   ===========
LOSS PER SHARE OF COMMON STOCK -- BASIC AND DILUTED:
  LOSS BEFORE EXTRAORDINARY ITEM............................  $     (.14)  $     (0.23)
  EXTRAORDINARY ITEM........................................                       .01
                                                              ----------   -----------
  NET LOSS..................................................  $     (.14)  $     (0.22)
                                                              ==========   ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING..................   5,158,005     4,654,555
                                                              ==========   ===========

                       See notes to financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                              PREFERRED STOCK     TREASURY STOCK              COMMON STOCK
                              ----------------   ----------------   ---------------------------------
                              NUMBER             NUMBER              NUMBER               ADDITIONAL
                                OF                 OF                  OF                   PAID-IN     ACCUMULATED
                              SHARES    AMOUNT   SHARES   AMOUNT     SHARES     AMOUNT      CAPITAL       DEFICIT        TOTAL
                              -------   ------   ------   -------   ---------   -------   -----------   -----------   -----------
BALANCE -- JANUARY 31,
  1997......................                                        4,334,193   $43,000   $12,718,000   $(4,894,000)  $ 7,867,000
Cash paid for fractional
  shares....................                                              (14)                                                  0
Shares issued in connection
  with acquisition of
  American
  Enviro-Services, Inc......                                          676,430    7,000      2,387,000                   2,394,000
Shares issued in connection
  with acquisition of
  Commonwealth Petroleum
  Recycling, Inc............                                          150,000    1,000        332,000                     333,000
Fair value of options issued
  for consulting services...                                                                   17,000                      17,000
Net loss for the year ended
  January 31, 1998..........                                                                            (1,042,000)    (1,042,000)
                                                                    ---------   -------   -----------   -----------   -----------
BALANCE -- JANUARY 31,
  1998......................                                        5,160,609   51,000     15,454,000   (5,936,000)     9,569,000
Cash paid for fractional
  shares....................                                               (4)                                                  0
Shares issued in connection
  with private placement
  offering..................  250,000   $3,000                                              2,187,000                   2,190,000
Shares purchased............                     (2,600)  $(3,000)                                                         (3,000)
Dividends on preferred
  stock.....................                                                                 (174,000)                   (174,000)
Net loss for the year ended
  January 31, 1999..........                                                                              (569,000)      (569,000)
                              -------   ------   ------   -------   ---------   -------   -----------   -----------   -----------
BALANCE -- JANUARY 31,
  1999......................  250,000   $3,000   (2,600)  $(3,000)  5,160,605   $51,000   $17,467,000   $(6,505,000)  $11,013,000
                              =======   ======   ======   =======   =========   =======   ===========   ===========   ===========

                       See notes to financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEAR ENDED JANUARY 31,
                                                              -------------------------
                                                                 1999          1998
                                                              -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $  (569,000)  $(1,042,000)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................      499,000       260,000
    Equity in loss of joint ventures........................       98,000       121,000
    Minority interest.......................................       20,000
    Gain from restructuring of liabilities..................                    (36,000)
    Changes in:
      Accounts and notes receivable, trade..................      (83,000)       82,000
      Other current assets..................................      (79,000)     (126,000)
      Other assets..........................................       90,000      (120,000)
      Accounts payable and accrued expenses.................      (92,000)     (471,000)
      Royalties payable.....................................     (374,000)      428,000
                                                              -----------   -----------
        Net cash used in operating activities...............     (490,000)     (904,000)
                                                              -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of business, net of cash acquired.............                   (414,000)
  Loans to Reno Energy LLC..................................     (198,000)   (1,695,000)
  Repayments of loan by Reno Energy LLC.....................      100,000        91,000
  Acquisition of equipment and leasehold improvements.......     (437,000)     (353,000)
  (Investment in) distributions from joint ventures.........       (7,000)       11,000
  Deferred acquisition costs................................     (668,000)
  Deposit...................................................                    100,000
  Other.....................................................                   (274,000)
                                                              -----------   -----------
        Net cash used in investing activities...............   (1,210,000)   (2,534,000)
                                                              -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable...............................      100,000        87,000
  Payment of convertible subordinated debentures............                   (150,000)
  Payment of pre-reorganization income taxes payable........                   (347,000)
  Payment of long-term debt.................................                   (138,000)
  Minority equity investment in subsidiary..................                    170,000
  Proceeds from long-term debt..............................       28,000
  Proceeds from issuance of preferred stock.................    2,190,000
  Purchase of treasury shares...............................       (3,000)
  Dividends on preferred stock..............................     (174,000)
Advances from joint ventures................................       16,000        10,000
                                                              -----------   -----------
        Net cash provided by (used in) financing
        activities..........................................    2,157,000      (368,000)
                                                              -----------   -----------
NET INCREASE (DECREASE) IN CASH.............................      457,000    (3,806,000)
Cash -- beginning of year...................................      319,000     4,125,000
                                                              -----------   -----------
  CASH -- END OF YEAR.......................................  $   776,000   $   319,000
                                                              ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest....................................  $   315,000   $   188,000
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
  Details of acquisitions:
    Fair value of assets acquired...........................                $ 4,282,000
    Liabilities assumed.....................................                 (1,124,000)
    Fair value of common stock and options issued...........                 (2,744,000)
                                                                            -----------
        Cash paid for acquisitions..........................                $   414,000
                                                                            ===========

                       See notes to financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                         NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 1999

NOTE A -- THE COMPANY

     U.S. Energy Systems, Inc. and subsidiaries (collectively the "Company") is in the business of owning, developing and operating cogeneration and independent power plants through a subsidiary and through joint ventures. The Company, through subsidiaries acquired during the year ended January 31, 1998, also provides environmental and remedial services which include collecting and recycling used motor and industrial oils and waters.

NOTE B -- SIGNIFICANT ACCOUNTING POLICIES

     Significant accounting policies followed in the preparation of the financial statements are as follows:

          (1) Consolidation. The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated balance sheet. Income attributable to the minority interest for the year ended January 31, 1998 was insignificant.

          (2) Property, Plant and Equipment. Property, plant and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives ranging from five to forty years.

          (3) Investments in Joint Ventures. Investments in joint ventures are accounted for under the equity method and are included based on the investees' December 31 year ends.

          (4) Goodwill and Other Long-Lived Assets. Goodwill represents the excess of the cost of acquired companies over the fair value of their tangible net assets acquired and is being amortized over 15 years using the straight-line method. The periods of amortization of goodwill and other long-lived assets are evaluated at least annually to determine whether events and circumstances warrant revised estimates of useful lives. This evaluation considers, among other factors, expected cash flows and profits of the businesses to which the goodwill and other long-lived assets relate. Based upon the periodic analysis, such assets are written down or written off if it appears that future profits or cash flows will be insufficient to recover their carrying values.

          (5) Per Share Data. Basic and diluted loss per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the years. In arriving at income available to common stockholders, preferred stock dividends have been deducted. Potential common shares have not been included due to their anti-dilutive effect (see Note K).

          (6) Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          (7) Revenue Recognition. Environmental and remedial services -- revenue on cost plus fixed fee jobs is recognized as costs are incurred using the time and material method. Revenues from jobs that are based on fixed bids are recognized based on the proportion of cost incurred to date to the total estimated contract cost. Costs are recognized as incurred.

          Cogeneration and independent power plants -- revenues are recognized upon delivery of power to a customer.

          (8) Fair Values of Financial Instruments. The estimated fair value of financial instruments has been determined based on available market information and appropriate valuation methodologies. The

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES carrying amounts of cash, accounts receivable, other current assets, accounts payable and royalties payable approximate fair value at January 31, 1999 because of the short maturity of these financial instruments. The estimated carrying value of the notes receivable, note payable -- bank, mortgage and equipment notes payable and the convertible subordinated debentures approximate fair value because the interest rates on these instruments approximate the market rates at January 31, 1999. The fair value estimates were based on information available to management as of January 31, 1999.

          (9) Stock-Based Compensation. The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and discloses the pro forma effects on net loss and loss per share had the fair value of options been expensed. Under the provisions of APB No. 25, compensation arising from the grant of stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock (see Note K).

          (10) Segment Information. The Company follows the requirements of Statement of Financial Accounting Standards Board No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". The adoption of SFAS 131 has not had a significant effect on the information presented in the financial statements.

NOTE C -- SUBSIDIARIES AND AFFILIATES

     (1) American Enviro-Services, Inc. On August 18, 1997, the Company acquired American Enviro-Services, Inc. ("AES") a provider of environmental and remedial services, for $2,498,000. The purchase price consisted of $150,000 in cash and 665,000 shares of the Company's common stock valued at $2,348,000. In addition, the Company incurred acquisition costs of $276,000, including the issuance of 11,430 common shares valued at $46,000 and options valued at $17,000. The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their fair values as follows:

Assets acquired and liabilities assumed:
  Current assets............................................  $  599,000
  Property, plant and equipment.............................     948,000
  Goodwill..................................................   2,118,000
  Current liabilities.......................................    (891,000)
                                                              ----------
                                                              $2,774,000
                                                              ==========

     The acquisition was accounted for as a purchase and, accordingly, the accompanying consolidated financial statements include the accounts of AES from the date of acquisition.

     (2) Commonwealth Petroleum Recycling, Inc. On January 5, 1998, the Company, through its subsidiary AES, acquired Commonwealth Petroleum Recycling, Inc. ("Commonwealth") for $333,000. Commonwealth also provides environmental and remedial services. The purchase price consisted of 150,000 shares of the Company's common stock valued at $333,000. The purchase price, including $51,000 of acquisition costs, was allocated to the assets acquired and liabilities assumed based on their fair values as follows:

Assets acquired and liabilities assumed:
  Current assets............................................  $ 54,000
  Property, plant and equipment.............................   563,000
  Current liabilities.......................................  (233,000)
                                                              --------
                                                              $384,000
                                                              ========

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

     The acquisition was accounted for as a purchase and, accordingly, the accompanying consolidated financial statements include the accounts of Commonwealth from the date of acquisition.

     (3) Steamboat Envirosystems, L.L.C. The Company owns a 95% interest in Steamboat Envirosystems, L.L.C. ("Steamboat") which owns and operates two geothermal power plants (the "Steamboat Facilities").

     The first $1,800,000 of Steamboat's annual net income is allocated to the Company. For net income above $1,800,000, the other owner's interest will be allocated: (i) 55% through December 2001 and (ii) 5% thereafter, with the balance going to the Company.

     The Steamboat Facilities produce eight megawatts of electric power which is sold, at market rates, under two power purchase agreements to Sierra Pacific Power Company ("Sierra"). The agreements for Steamboat 1 and 1A expire in December 2006 and December 2008, respectively.

     The Steamboat facilities are subject to certain royalty agreements which include royalty payments for steam extraction rights. In addition, one facility is required to make royalty payments equivalent to thirty percent of its' net revenue after certain deductions, starting March 1, 1997. The Company has been negotiating to acquire such royalty interests. Royalty expense for the years ended January 31, 1999 and 1998 were $247,000 and $214,000, respectively.

     (4) Use Geothermal, LLC (Formerly NRG Company, LLC). The Company has invested $1,970,000 in USE Geothermal, LLC ("USE GEO"), for an 89.57% ownership interest . USE GEO is involved in the development of a geothermal heating project (the "Reno Project") with Reno Energy LLC ("Reno Energy"), a Nevada limited liability company.

NOTE D -- NOTES RECEIVABLE

     Notes receivable consist of the following:

Convertible loan(a).........................................  $   1,618,000
First note(b)...............................................        109,000
Second note(c)..............................................        275,000
Various notes(d)............................................         77,000
                                                              -------------
                                                                  2,079,000
Less current portion........................................        196,000
                                                              -------------
                                                              $   1,883,000
                                                              =============

-------------------------

(a) A Convertible loan agreement between USE GEO and Reno Energy at an interest rate of 12% per annum maturing on April 10, 2027. The loan is convertible into a 50% equity interest in Reno Energy. The percentage is subject to pro rata adjustment in the event of additional funding of the Reno Project. The loan is collateralized by a first lien on all assets of Reno Energy and guaranteed by Reno Energy's members. Additional advances made on the note have not effected the 50% conversion feature.

     At January 31, 1999, accrued interest on this note amounting to $184,000 is included in other assets on the balance sheet.

(b) Loan by USE GEO to Reno Energy is repayable in equal quarterly payments of $28,895 including interest at 9% per annum until final maturity on December 31, 1999.

(c) Loan granted by the Company to Geo Energy, LLC (a company affiliated with Reno Energy) payable in quarterly payments of $11,585 including interest at 15% per annum until final maturity on December 1, 2000 at which time a balloon payment of $258,000 will be due.

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

(d) Notes receivable from AES customers with terms of three months to two years. The notes are either noninterest bearing or bear interest at 18%.

NOTE E -- PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following at January 31, 1999:

Land........................................................  $   78,000
Building....................................................     841,000
Steamboat Springs Thermal Hydroelectric Power Plants........   4,244,000
Equipment...................................................     654,000
Leasehold improvements......................................      51,000
Office equipment and furnishings............................     105,000
Vehicles....................................................     451,000
                                                              ----------
                                                               6,424,000
Less accumulated depreciation...............................    (592,000)
                                                              ----------
                                                              $5,832,000
                                                              ==========

NOTE F -- INVESTMENTS IN JOINT VENTURES

     (1) Lehi Independent Power Associates, L.C. ("LIPA"). Lehi Envirosystems, Inc. ("LEHI"), a wholly owned subsidiary of the Company, owns a 50% equity interest in LIPA, which owns a cogeneration project (the "Project") located in Lehi, Utah. From the date of LEHI's investment through January 31, 1999, the Project has not been in operation.

     The operating agreement of LIPA provides for, among other matters, the allocation of the net profits and net losses to the owners in proportion to their ownership interest. The agreement also provides for additional contributions totaling $875,000 to be divided proportionately by the owners in the event that any modification, as provided, is required to bring the Project back to full operational condition. LIPA terminates in January 2024, unless sooner dissolved by certain conditions as set forth in the operating agreement.

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

     An owner of a 25% interest in LIPA also owns a 5% interest in Steamboat Envirosystems, L.L.C. (see Note C[3]).

     (2) Plymouth Cogeneration Limited Partnership ("PCLP"). The Company, through its wholly owned subsidiary, Plymouth Envirosystems, Inc. ("Plymouth") owns a 50% interest in PCLP which owns and operates a cogeneration plant which produces electricity and heat at Plymouth State College, in Plymouth, New Hampshire. The facility provides 100% of the electrical and heating requirements for the campus, which is a part of the University of New Hampshire system, under a contract expiring in 2014. The project is comprised of a combination of diesel engine-generators, heat recovery and supplemental boilers, and the complete civil works that link all campus buildings into a single heating loop.

     (3) At acquisition, LEHI's equity in the net assets of LIPA was approximately $146,000 and Plymouth's equity in the net assets of PCLP was approximately $668,000. The excess of purchase price over the underlying equities of LEHI and Plymouth have been allocated to the plants of LIPA and PCLP, respectively,

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES and is being amortized over the remaining life of such assets. At January 31, 1999, the estimated remaining life of the plants is as follows:

LIPA      -- buildings                           26 years
          -- machinery and equipment             4 years
Plymouth  -- plant                               17 years

     (4) The following is summarized financial information of LIPA and PCLP as of December 31, 1998 and for each of the two-years in the period then ended:

                                                                DECEMBER 31, 1998
                                                              ----------------------
                                                                LIPA        PCLP
                                                              --------   -----------
Current assets..............................................  $ 28,000   $   458,000
Property, plant and equipment at cost (net).................   257,000     4,746,000
Other assets................................................               1,047,000
                                                              --------   -----------
          Total assets......................................   285,000     6,251,000
Current liabilities.........................................   (18,000)     (665,000)
Long-term debt..............................................              (4,711,000)
                                                              --------   -----------
Equity......................................................  $267,000   $   875,000
                                                              ========   ===========
Share of equity in joint ventures...........................  $133,000   $   437,000
Investments in joint ventures in excess of equity...........   806,000        66,000
                                                              --------   -----------
          Total investments in joint ventures...............  $939,000   $   503,000
                                                              ========   ===========

                                                        YEAR ENDED DECEMBER 31,
                                             ---------------------------------------------
                                                    LIPA                    PCLP
                                             -------------------   -----------------------
                                               1998       1997        1998         1997
                                             --------   --------   ----------   ----------
Revenue....................................                        $1,219,000    1,198,000
                                                                   ==========   ==========
Net income (loss)..........................  $  6,000   $(31,000)  $  (84,000)  $  (91,000)
                                             ========   ========   ==========   ==========
Equity in net income (loss)................  $  3,000   $(16,000)  $  (42,000)  $  (46,000)
Amortization of purchase price over
  equity...................................   (55,000)   (55,000)      (4,000)      (4,000)
                                             --------   --------   ----------   ----------
Net loss from joint ventures...............  $(52,000)  $(71,000)  $  (46,000)  $  (50,000)
                                             ========   ========   ==========   ==========
Distributions received by Company..........                                     $   20,000
                                                                                ==========

NOTE G -- NOTE PAYABLE -- BANK

     At January 31, 1999, AES owed the bank $300,000, the full amount of its line of credit. The line bears interest at prime plus .5%, (8.25%) at December 31, 1998. The line of credit is collateralized by AES's accounts receivable, inventory and equipment.

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTE H -- LONG-TERM DEBT

     Long-term debt, all incurred by AES, at January 31, 1999 consisted of the following:

Mortgage payable, U.S. Small Business Administration, 4%,
  $447 per month, due November, 2017(A).....................  $ 70,000
Mortgage payable, Old National Bank, prime plus .5%, $3,246
  per month, due February, 2006(A)..........................   226,000
Notes payable, various, 8.0% -- 10.5%, $10,411 per month,
  due September 1998 to March 2003, collateralized by all
  the assets of AES.........................................   214,000
                                                              --------
                                                               510,000
Less current portion........................................   114,000
                                                              --------
                                                              $396,000
                                                              ========

-------------------------

     (A) Collateralized by AES land and building

     As of January 31, 1999, future annual maturities are as follows:

2000........................................................  $114,000
2001........................................................    93,000
2002........................................................    58,000
2003........................................................    53,000
2004 and thereafter.........................................   192,000
                                                              --------
                                                              $510,000
                                                              ========

NOTE I -- INCOME TAXES

     Deferred taxes at January 31, 1999 consist of the following:

Deferred tax assets:
  Potential benefit of operating loss carryforward..........  $ 1,482,000
  Expenses for financial reporting, not yet deductible for
     taxes..................................................      157,000
                                                              -----------
                                                                1,639,000
  Valuation allowance.......................................   (1,639,000)
                                                              -----------
                                                              $         0
                                                              ===========

     The Company has fully reserved against the deferred tax asset since the likelihood of realization cannot be determined.

     The difference between the statutory tax rate of 34% and the Company's effective tax rate of 0% is due to an increase in the valuation allowance of $64,000 in 1999 and $181,000 in 1998 to offset the potential tax benefit attributable to the increases in operating loss carryforwards, resulting from the losses in each year.

     At January 31, 1999, the Company has net operating loss carryforwards expiring through 2019. Under Section 382 of the Internal Revenue Code, the Company is subject to annual limitation on utilization of its net operating loss carryforwards because of an ownership change of more than 50% that occurred upon the public offering in December 1996. This annual limitation is approximately $150,000 plus any built-in gains recognized in the five year period beginning on the date of the ownership change. After giving recognition to

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES this limitation, the net operating loss carryforwards available to be utilized by the Company of approximately $3,706,000, plus any recognized built in gains, expire as follows:

JANUARY 31,
-----------
  2002......................................................  $  750,000
  2003......................................................     150,000
  2004......................................................     150,000
  2005......................................................     150,000
  2007......................................................     124,000
  2009......................................................      19,000
  2010......................................................     607,000
  2011......................................................     150,000
  2012......................................................     565,000
  2013......................................................     545,000
  2019......................................................     496,000
                                                              ----------
                                                              $3,706,000
                                                              ==========

NOTE J -- CONVERTIBLE SUBORDINATED SECURED DEBENTURES

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

     The Company made an exchange offer to its debenture holders under which the principal amount of the holders' notes would be exchanged for shares of the Company's Series B 9% Convertible Preferred Stock ("Series B Preferred"). Holders of 58% of the debentures accepted the offer, and on March 8, 1999, the Company issued 509 shares of Series B Preferred in exchange for $509,000 of the Debentures. The Series B Preferred pays an annual dividend at 9% and each share is convertible into 275 shares of the Company's common stock.

NOTE K -- STOCKHOLDERS' EQUITY

     (1) Preferred Stock. On March 23, 1998, the Company issued 250,000 shares of its Series A convertible preferred stock, par value $0.01 per share for $2,250,000 ($9.00 per share). Each share of preferred stock is convertible into four shares of common stock, subject to certain anti-dilutive adjustments upon the occurrence of certain events, and is entitled to a cumulative dividend of 9% per annum, in cash or shares of common stock of the Company. The Company may redeem the preferred stock after March 1, 2001, and may force the conversion of the preferred stock to common stock after March 1, 2006.

     Each share of preferred stock is entitled to the number of votes equal to $9.00 divided by the conversion price as of the record date, currently four votes per preferred share. The liquidation value of each share of preferred is equal to $9.00 plus accrued dividends, whether or not declared. The preferred will have a preference on liquidation equal to the liquidation value ($2,301,000 at January 31, 1999). Dividends of $51,000 paid on February 1, 1999, are included in accounts payable in the accompanying balance sheet.

     Additionally, the investor has the right to purchase an additional 222,000 shares of the Series A convertible preferred stock prior to August 26, 1999, on the same terms as the original offering.

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

     (2) 1996 Stock Option Plan. The 1996 Stock Option Plan (the "1996 Plan") provides for the granting of nonstatutory options to purchase up to 1,000,000 shares of common stock to officers, employees, directors and consultants of the Company. The 1996 Plan is administered by a committee appointed by the Board of Directors which, within the limitation of the 1996 Plan, determines the persons to whom options will be granted, the number of shares to be covered by each option, the duration and rate of exercise of each option, the exercise price and manner of exercise, and the time, manner and form of payment upon exercise of an option. Options granted under the 1996 Plan may not be granted at a price less than the fair value of the common stock, as determined by the committee on the date of grant, and will expire not more than ten years from the date of grant.

     (3) 1997 Stock Option Plan. The 1997 Stock Option Plan (the "1997 Plan") provides for the granting of nonstatutory options to purchase up to 1,000,000 shares of common stock to officers, employees, directors and consultants of the Company. The 1997 Plan has substantially the same terms and provisions as the 1996 Plan.

     (4) 1998 Executive Incentive Compensation Plan. In August 1998, the Company adopted the 1998 Executive Incentive Compensation Plan (the "1998 Plan"). The 1998 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, deferred stock and other stock related awards and incentive awards that may be settled in cash, stock or property. The 1998 Plan is intended to supersede the 1997 Plan and the 1996 Plan (the "Preexisting Plans"). Under the 1998 Plan, 1,500,000 shares of common stock may be subject to the granting of awards, plus the number of shares with respect to shares previously granted under the Preexisting Plans that terminate without being exercised, and the number of shares that are surrendered in payment of any awards or tax withholding requirements.

     The Plan is to be administered by a committee designated by the Board of Directors consisting of not less than two outside, nonemployee directors. The committee is authorized to select to whom awards will be granted, determine type and number of awards to be granted and the number of shares of common stock to which awards will relate and specify times at which awards will be exercisable or settleable.

     (5) STock Options and Warrants. Prior to December 1996, the Company granted 174,100 options to officers, employees, directors and consultants of the Company under several Stock Option Agreements. Options granted under these agreements are exercisable for a period of up to five (5) years from date of grant at an exercise price as stated in the agreements.

     Stock option activity is summarized as follows:

                                                           YEAR ENDED JANUARY 31,
                                                 -------------------------------------------
                                                         1999                   1998
                                                 --------------------   --------------------
                                                             WEIGHTED               WEIGHTED
                                                             AVERAGE                AVERAGE
                                                             EXERCISE               EXERCISE
                                                  SHARES      PRICE      SHARES      PRICE
                                                 ---------   --------   ---------   --------
Options outstanding at beginning of year.......  1,289,600    $4.16       816,600    $4.71
Granted(1).....................................    589,500     2.43       473,000     3.19
Cancelled......................................    (50,000)    3.91
                                                 ---------              ---------
Options outstanding at end of year.............  1,829,100     3.08     1,289,600     4.16
                                                 =========              =========
Options exercisable at end of year.............  1,754,100     3.11       495,350     5.23
                                                 =========              =========

-------------------------

     (1) Excludes 589,000 options previously outstanding which were repriced to $2.50 on December 9, 1998.

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

     The following table presents information relating to stock options outstanding at January 31, 1999:

                           OPTIONS OUTSTANDING
----------------------------------------------------------------------------   OPTIONS EXERCISABLE
                                                                   WEIGHTED    --------------------
                                                        WEIGHTED    AVERAGE                WEIGHTED
                                                        AVERAGE    REMAINING               AVERAGE
                                                        EXERCISE    LIFE IN                EXERCISE
RANGE OF EXERCISE PRICE                      SHARES      PRICE       YEARS      SHARES      PRICE
-----------------------                     ---------   --------   ---------   ---------   --------
$2.00-$2.50...............................  1,228,500    $2.47       5.65      1,153,500    $ 2.47
 3.25-3.875...............................    243,000     3.79       3.87        243,000     3.875
4.00......................................    270,000     4.00       4.01        270,000      4.00
8.00......................................     83,750     8.00       1.72         83,750      8.00
10.00.....................................      3,850    10.00        .75          3,850     10.00
                                            ---------                          ---------
                                            1,829,100                3.80      1,754,100
                                            =========                          =========

     As of January 31, 1999, a total of 1,052,500 options are available for future grant.

     The weighted average fair value of options at date of grant for grants during 1999 and 1998 was $.90 and $2.16 per option, respectively. Additionally, the Company repriced 589,000 outstanding stock options. The fair value of the repriced options was $1.53 per option. The fair value of the options at date of grant was estimated using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

                                                                    YEAR ENDED
                                                                   JANUARY 31,
                                                     ----------------------------------------
                                                            1999                 1998
                                                     -------------------  -------------------
Risk-free interest rates...........................     4.39 - 5.55%         5.71 - 6.37%
Expected option life in years......................          5.7                 5.10
Expected stock price volatility....................          .70                  .70
Expected dividend yield............................         .00%                 .00%

     Had the Company elected to recognize compensation cost based on the fair value of the options at the date of grant as prescribed by FASB 123, pro forma net loss applicable to common stock in 1999 and 1998 would have been ($2,711,000) and ($1,631,000), respectively, or ($.53) per share and ($0.35) per share, respectively.

     As of January 31, 1999, the Company has warrants outstanding for the purchase of its common stock as follows:

                                                              EXERCISE     EXPRIATION
DESCRIPTION                                       SHARES       PRICE          DATE
-----------                                       ------      --------    -------------
Convertible debt...............................    125,000(a)  $ 4.00     December 2001
Debt...........................................    114,000       5.00     October 1999
Consulting services............................      3,750      16.00     October 1999
Public offering................................  3,565,000(a)    4.00     December 2001

-------------------------

(a) Redeemable at $.01 per warrant under certain conditions.

NOTE L -- COMMITMENTS AND CONTINGENCIES

     (1) Use International, L.L.C. During the year ended January 31, 1998, the Company settled its arbitration with a former joint venture partner for a payment of $163,000 of which $84,000 was previously accrued and $79,000 was charged to litigation costs for the year ended January 31, 1998.

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

     (2) U.S Energy Systems, Inc. v. Enviro Partners, L.P. et al. On March 27, 1997, the Company filed for a declaratory judgement against Enviro Partners, L.P. ("Enviro") and other partners of the Enviro Limited Partnership. The Company had intended to close a private placement of its securities to Enviro concurrent with a public offering of its securities. The Company was unable to close the private placement because a condition to the private placement, NASDAQ's approval of listing the Company's publicly offered securities on the NASDAQ Small Cap Market, would not be satisfied if the private placement proceeded. NASDAQ refused to approve the requested listing because it concluded that the private placement was unfair to potential NASDAQ investors. The Company completed a public offering without closing the private placement in December 1996.

     The Company commenced the action because of threats to sue the Company by Enviro for damages sustained as a result of not completing the private placement. On March 28, 1997, Enviro counterclaimed seeking $6,000,000 of damages. On March 8, 1999 motions by both parties for summary judgements were denied and the pre-trial process has been scheduled. Management believes, based on consultation with counsel, that the counterclaim has no merit and intends to contest vigorously, however, the outcome is presently indeterminable.

NOTE M -- RELATED PARTY TRANSACTIONS

     Included in the outstanding debentures are amounts due to a stockholder/director of $80,000. In connection with the notes payable issued in November 1994 and paid in December 1996, an affiliate of a director was granted warrants to purchase 78,000 shares of the Company's common stock at $5.00 per share before October 31, 1999.

     During each of the years ended January 31, 1999 and 1998, the Company paid interest of $7,000 to the related party.

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTE N -- BUSINESS SEGMENTS

     The Company's business segments are the developing and operating of cogeneration and independent power plants and providing environmental and remedial services. The following is the Company's business segment data:

                                   COGENERATION AND    ENVIRONMENTAL
                                   INDEPENDENT POWER   AND REMEDIAL
                                        PLANTS           SERVICES       CORPORATE       TOTAL
                                   -----------------   -------------   -----------   -----------
Year ended January 31, 1999:
  Revenues.......................     $1,776,000        $2,419,000                   $ 4,195,000
  Operating income (loss)........        612,000            52,000     $(1,273,000)     (609,000)
  Assets.........................      4,101,000         4,516,000       5,554,000    14,171,000
  Significant noncash
     transactions:
     Capital expenditures........          6,000           373,000          58,000       437,000
     Depreciation and
       amortization..............        157,000           319,000          23,000       499,000
     Loss from joint ventures and
       minority interest.........        118,000                                         118,000
Year ended January 31, 1998:
  Revenues.......................      1,520,000           713,000                     2,233,000
  Operating income (loss)........        379,000           (12,000)     (1,460,000)   (1,093,000)
  Assets.........................      4,350,000         4,368,000       4,311,000    13,029,000
  Significant noncash
     transactions:
     Capital expenditures........        126,000         1,655,000          83,000     1,864,000
     Depreciation and
       amortization..............        148,000            98,000          14,000       260,000
     Loss from joint ventures....        121,000                                         121,000