Form 10KSB40/A
period 1999-01-31
U S ENERGY SYSTEMS INC
filed 1999-06-01
CIK 351917

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                             ----------------------


                                  FORM 10-KSB/A

(MARK ONE)


[X] AMENDMENT NO. 1 TO ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended January 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

      FOR THE TRANSITION PERIOD FROM _______ TO _______

                         COMMISSION FILE NUMBER 0-10238


                            U.S. ENERGY SYSTEMS, INC.
--------------------------------------------------------------------------------
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

                                                                               NAME OF EACH EXCHANGE
                    TITLE OF EACH CLASS                                         ON WHICH REGISTERED
          --------------------------------------                             -------------------------
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

         Revenue for the Fiscal Year ended January 31, 1999: $4,195,000.

         The aggregate market value of the Common Stock held by nonaffiliates computed by reference to the average bid and asked price of the Common Stock of the registrant as of May 28, 1999 was approximately $15,750,000.

         Check whether issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act. [X]

         As of May 28, 1999 the number of outstanding shares of the registrant's Common Stock was 5,153,005.

         Transitional Small Business Disclosure Format (check one):

         Yes [ ]   No [X]

                                    PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The directors and executive officers of the Company are as follows:

     NAME                         AGE                 POSITION
     ----                         ---                 --------
     Theodore Rosen               74                  Chairman of the Board of Directors
     Richard H. Nelson            59                  President, Chief Executive Officer and  Director
     Howard A. Nevins             43                  Executive Vice President and Director
     Henry Schneider              34                  Vice President and Director
     Seymour J. Beder             72                  Secretary, Treasurer and Chief Financial Officer
     Terrence Page                52                  Vice President
     Evan Evans                   73                  Director
     Asher E. Fogel               50                  Director
     Allen J. Rothman             42                  Director
     Lawrence I. Schneider        63                  Director and Chairman of Executive Committee



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

         SEYMOUR J. BEDER. Mr. Beder has been Secretary, Treasurer and Chief Financial Officer of the Company since November 1993. From 1970 through 1980 he was Chief Financial Officer for Lynnwear Corporation, a textile company, and from 1980 to September 1993, Mr. Beder was president of Executive Timeshare, Inc., a provider of executive consulting talent. Mr. Beder is a Certified Public Accountant, and a member of the New York State Society of Certified Public Accountants and the American Institute of Certified Public Accountants. Mr. Beder received his BA degree from City College of New York.

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

ELECTION OF EXECUTIVE OFFICERS

         The Company's officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors.

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

INFORMATION REGARDING THE BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD OF DIRECTORS

         The Company's Board of Directors is comprised of three classes of directors, each being elected every three years at the Company's Annual Meeting of Stockholders. Class I directors currently serve until the Company's 2001 Annual Meeting of Stockholders, Class II directors currently serve until the Company's 1999 Annual Meeting of Stockholders, and Class III directors currently serve until the Company's 2000 Annual Meeting of Stockholders. Messrs. Howard Nevins and Lawrence I. Schneider serve on Class I of the Company's Board of Directors, Messrs. Allen J. Rothman and Evan Evans serve on Class II of the Company's Board of Directors, and Messrs. Theodore Rosen and Richard H. Nelson serve on Class III of the Company's Board of Directors. Messrs. Henry Schneider and Asher Fogel, who were appointed to the Company's Board of Directors in 1998, serve on Class I and II, respectively, of the Company's Board of Directors and will both stand for election at the 1999 Annual Meeting of Stockholders.

         During the year ended January 31, 1999, the Board of Directors of the Company held a total of ten meetings and took approximately ten actions by unanimous written consent. During 1998, no director attended fewer than 75% of the aggregate of (i) the number of meetings of the Board of Directors held during the period he served on the Board, and (ii) the number of meetings of committees of the Board of Directors held during the period he served on such committees.

         The Board has two standing committees, an Audit Committee and an Executive Committee. The Board does not have a Nominating Committee nor a Compensation Committee.

         The duties of the Audit Committee include recommending the engagement of independent auditors, reviewing and considering actions of management in matters relating to audit functions, reviewing with independent auditors the scope and results of its audit engagement, reviewing reports from various regulatory authorities, reviewing the system of internal controls and procedures of the Company and reviewing the effectiveness of procedures intended to prevent violations of law and regulations. The Company's Audit Committee is comprised of Messrs. Henry Schneider, Evans and Fogel. The Audit Committee met twice in 1998.

         The Executive Committee oversees all activities of the Company between meetings of the Board of Directors and may exercise the power and authority of the full Board of Directors to the extent permitted by Delaware law and the Company's bylaws. The duties of the Executive Committee also include recommending to the Board remuneration to be paid to executive officers of the Company, administering and monitoring compensation and recommending the establishment of incentive and bonus programs for executives of the Company, including determining the number of options to be awarded pursuant to the Company's stock option plans. Executive Committee members receive no additional compensation for their participation. The Executive Committee is comprised of Messrs. Lawrence Schneider (Chairman), Rothman, Nelson and Rosen. The Executive Committee met 12 times in 1998.

ITEM 10  EXECUTIVE COMPENSATION

         The following table shows the total compensation paid by the Company during the fiscal years ended January 31, 1999, 1998 and 1997 to Mr. Nelson, the Company's President and Chief Executive Officer, and during the fiscal year ended January 31, 1999 and 1998 to Mr. Nevins, the Company's Executive Vice President. There were no other executives of the Company who received total compensation in excess of $100,000 during any of such years.

                           SUMMARY COMPENSATION TABLE

                                     ANNUAL COMPENSATION            LONG TERM COMPENSATION
                             ----------------------------------   ---------------------------
         NAME AND            YEAR ENDED                                   SECURITIES
    PRINCIPAL POSITION       JANUARY 31      SALARY       BONUS   UNDERLYING OPTIONS/SARs (#)
    ------------------       ----------      ------       -----   ---------------------------
RICHARD H. NELSON,               1999       $162,500        --              40,000
 President and Chief             1998       $150,000        --              50,000
 Executive Officer               1997       $150,000        --             100,000

HOWARD NEVINS,
 Executive Vice President        1999       $100,000        --              40,000
                                 1998       $ 49,457(1)     --             100,000



--------------

(1) Mr. Nevins' employment contract with the Company commenced as of August 23, 1997, and provides for an annual salary of $100,000.

         The following table sets forth certain information with respect to all options to purchase shares of Common Stock of the Company granted to the named executive officers during the fiscal year ended January 31, 1999.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)


                                                PERCENT OF TOTAL
                          NUMBER OF SECURITIES    OPTIONS/SARs
                               UNDERLYING          GRANTED TO     EXERCISE OR
                          OPTIONS/SARs GRANTED    EMPLOYEES IN     BASE PRICE
          NAME                     (#)             FISCAL YEAR        ($/SH)      EXPIRATION DATE
          ----            --------------------  -----------------  -------------  ---------------
Richard H. Nelson                40,000                7%             $2.50      August 26, 2008
Howard Nevins                    40,000                7%             $2.50      August 26, 2008



TERMS OF OPTIONS

         Stock options to Messrs. Nelson and Nevins were granted in 1998 under the Company's 1998 Executive Incentive Compensation Plan (the "1998 Plan"). All options granted in 1998 to Messrs. Nelson and Nevins, as well as to the other executive officers and directors of the Company, under the 1998 Plan are qualified, incentive stock options, expire 10 years from the date of grant, and were immediately exercisable upon the date of grant.

REPRICING OF STOCK OPTIONS

         On December 8, 1998, the Board of Directors unanimously approved a plan to reprice a total of 639,000 stock options held by certain directors, executive officers and employees of the Company to $2.50 per share, a price equal to approximately 25% above the average high bid and ask price of the Company's Common Stock as reported on the Nasdaq SmallCap Market on December 7, 1998. The Board's decision to reprice these options was based on the Board's unanimous belief that such an action would help retain and provide incentives for the option holders whose compensation is largely dependent on their option grants. A majority of these options were granted by the Company in 1997 and 1996, and other options were granted in 1995.

         The following table shows stock option exercises during the fiscal year ended January 31, 1999 by the named executive officers. In addition, this table describes the number of unexercised options and the value of unexercised in-the-money options at January 31, 1999.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND JANUARY 31, 1999 OPTION/SAR VALUE

                                                              NUMBER OF SECURITIES UNDERLYING         VALUE OF UNEXERCISED
                                                                UNEXERCISED OPTIONS/SARs AT        IN-THE-MONEY OPTIONS/SARs
                                                                     JANUARY 31, 1999(#)           AT JANUARY 31, 1999 ($) (1)
                      SHARES ACQUIRED                         ----------------------------          -------------------------
        NAME          ON EXERCISE (#)    VALUE REALIZED ($)      EXERCISABLE/UNEXERCISABLE          EXERCISABLE/UNEXERCISABLE
        ----          ---------------    ------------------   ----------------------------          -------------------------
Richard H. Nelson            0                  0                        190,000/0                        $21,950/0
Howard A. Nevins             0                  0                        140,000/0                           0/0



(1) Represents the difference between market price of the Company's Common Stock and the exercise price of the options at January 31, 1999. Such amounts may not necessarily be realized. Actual values which may be realized, if any, upon any exercise of such options will be based on the market price of the Common Stock at the time of any such exercise and thus are dependent upon future performance of the Common Stock.

COMPENSATION OF DIRECTORS

         Outside directors are compensated at an annual rate of $10,000 plus travel expenses, and must attend at least four meetings annually. Employee directors are not compensated for attendance at meetings of the Board, although certain travel expenses relating to attending meetings are reimbursed. No additional compensation is given to committee members or participants in special projects.

EMPLOYMENT AGREEMENTS

         Mr. Nelson entered into an amended employment agreement with the Company on March 31, 1998 to serve as its President and Chief Executive Officer until March 31, 2001, which term automatically extends for additional one-year periods beginning on the second anniversary of the agreement and on each anniversary thereafter. Mr. Nelson's agreement provides for an annual salary of $165,000, commencing on April 15, 1998, plus normal benefits. If Mr. Nelson is terminated without cause during the term of the employment agreement, as defined in the agreement, or if Mr. Nelson resigns from the Company because his salary or benefits are decreased or he is demoted within three years after a change in control of the Company, as defined in the employment agreement, he is entitled to severance pay equal to approximately three times his base salary. Under the terms of Mr. Nelson's employment agreement, he may not disclose any confidential information pertaining to the Company nor compete with the Company during the term of his employment with the Company and for an additional two years.

         Mr. Rosen entered into an amended employment agreement with the Company on March 31, 1998, to serve as its Chairman of the Board of Directors until March 31, 2001, which term automatically extends for additional one-year periods beginning on the second anniversary of the agreement and on each anniversary thereafter. Mr. Rosen's agreement provides for an annual salary of $87,500, commencing on May 15, 1998, plus normal benefits. If Mr. Rosen is terminated without cause during the term of the employment, as defined in the agreement, or if Mr. Rosen resigns from the Company because his salary or benefits are decreased or he is demoted within three years after a change in control of the Company, as defined in the employment agreement, he is entitled to severance pay equal to approximately three times his base salary. Under the terms of Mr. Rosen's employment agreement, he may not disclose any confidential information pertaining to the Company nor compete with the Company during the term of his employment with the Company and for an additional two years thereafter.

         Mr. Nevins entered into an employment agreement with the Company on August 4,1997, to serve as the Executive Vice President for a term of three years ending August 4, 2000. Mr. Nevins' contract provides for an annual salary of $100,000 plus normal benefits, and an initial grant of options to purchase 100,000 shares of the Company's Common Stock. Provision is also made for incentive compensation in addition to the base salary and options. Under the terms of Mr. Nevins' employment agreement, Mr. Nevins agrees that he will not disclose any confidential information pertaining to the Company nor compete with the Company during the term of his employment with the Company and for an additional two years thereafter, but no earlier than August 4, 2002.

         Mr. Page's contract with the Company to serve as Vice President was amended effective March 1, 1998. His annual compensation is $47,400 for which he will devote a minimum of 20 hours per week. Under the terms of the agreement, Mr. Page agrees that he will not disclose any confidential information pertaining to the Company without the prior express written consent of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth the number of shares of Common Stock owned as of May 28, 1999 (i) by each director and nominee, (ii) by each executive officer of the Company, (iii) by those persons known to the Company to beneficially own 5% or more of the outstanding shares of Common Stock of the Company, and (iv) by all directors and officers of the Company as a group. With respect to any person who beneficially owns 5% or more of the outstanding shares of Common Stock, the address of such person is also set forth.

                                                                    AMOUNT AND NATURE OF
                        NAME AND ADDRESS                           BENEFICIAL OWNERSHIP(1)      PERCENT OF CLASS
                        ----------------                           -----------------------      ----------------
Theodore Rosen.................................................           295,214 (2)                4.60%

Richard H. Nelson..............................................           278,210 (3)                4.39%

Howard A. Nevins...............................................           381,000 (4)                6.05%

Seymour J. Beder...............................................           103,500 (5)                1.66%

Evan Evans.....................................................            92,500 (6)                1.48%

Allen J. Rothman...............................................            91,000 (7)                1.46%

Lawrence I. Schneider..........................................         1,040,000 (8)               16.79%

Henry Schneider................................................         1,040,000 (8)               16.79%

Asher Fogel....................................................            40,000 (9)                 *

Energy Systems Investors, LLC..................................         1,000,000 (8)               16.79%
450 Park Avenue
Suite 1000
New York, New York 10022

Cambridge Investments Limited..................................           360,000 (10)               6.98%
600 Montgomery Street
27th Floor
San Francisco, CA 94111

All officers and directors as a group (9 persons)..............         2,361,424                   33.05%


----------------

 * Indicates less than 1% of number of shares of Common Stock outstanding.

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

(2) Includes 50,000 shares issuable upon exercise of options at an exercise price of $2.031 per share, 11,357 shares issuable upon exercise of warrants at an exercise price of $4.00 per share, and 200,250 shares issuable upon exercise of presently exercisable options at an exercise price of $2.50 per share.

(3) Includes 50,000 shares issuable upon exercise of options at an exercise price of $2.031 per share, and 140,000 shares issuable upon exercise of presently exercisable options at an exercise price of $2.50 per share.

(4) Includes 140,000 shares issuable upon exercise of presently exercisable options at an exercise price of $2.50 per share.

(5) Includes 85,000 shares issuable upon exercise of presently exercisable options at an exercise price of $2.50 per share, and 15,000 shares issuable upon exercise of presently exercisable options at an exercise price of $2.031 per share.

(6) Includes 81,250 shares issuable upon exercise of presently exercisable options at an exercise price of $2.50 per share, and 10,000 shares issuable upon exercise of presently exercisable options at an exercise price of $2.031 per share.

(7) Includes 80,000 shares issuable upon exercise of presently exercisable options at an exercise price of $2.50 per share, and 10,000 shares issuable upon exercise of presently exercisable options at an exercise price of $2.031 per share.

(8) Includes 40,000 shares issuable upon exercise of presently exercisable options at an exercise price of $2.50 per share and 250,000 shares of Series A Preferred Stock, currently convertible into 1,000,000 shares of Common Stock, which is owned by Energy Systems Investors, LLC. Lawrence I. Schneider and Henry Schneider are members and managers of Energy Systems Investors, LLC; Rita Schneider is a member of Energy Systems Investors, LLC. Henry Schneider is the son of Lawrence and Rita Schneider.

(9) Includes 40,000 shares issuable upon exercise of presently exercisable options at an exercise price of $2.50 per share.

(10)     Based on a Schedule 13-D sent to the Company on December 26, 1996.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Lawrence I. Schneider is a manager and member of Energy Systems Investors, LLC, the entity which was granted an option to purchase up to 888,888 shares of the Company's Series A Preferred Stock, at the Company's 1998 Annual Meeting of Stockholders. Mr. Schneider is a member of the Board of Directors of the Company and chairman of its Executive Committee. Appointment to these positions was a condition of the Energy Systems Investors' initial purchase of 250,000 shares of the Company's Series A Preferred Stock (the "Initial Financing"). Henry Schneider, the Vice President of the Company, is also a manager and member of Energy Systems Investors. His appointment to the position as Vice President and Director of the Company was made following, but not as a condition to, the Initial Financing.

         Howard Nevins, Executive Vice President and Director of the Company, was the former President and Director of American Enviro-Services, Inc., an Indiana corporation which the Company acquired pursuant to a merger in August 1997 (the "AES Merger"). As part of the AES Merger, Mr. Nevins received 240,000 shares of the Common Stock of the Company and options to purchase 100,000 shares of the Company's Common Stock. Mr. Nevins was also appointed to the Company's Board of Directors in connection with the AES Merger.

         The law firm of Robinson, Brog, Leinwand, Green, Genovese & Gluck P.C., of which Allen J. Rothman, a director of the Company, is a partner, provides certain legal services to the Company.

         All transactions between the Company and its officers, directors, principal stockholders or other affiliates have been on terms no less favorable than those that are generally available from unaffiliated third parties. Any such future transactions will be on terms no less favorable to the Company than could be obtained from an unaffiliated third party on an arm's-length basis and will be approved by a majority of the Company's independent and disinterested directors.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      U.S. ENERGY SYSTEMS, INC.

May 28, 1999                          By:         /s/ Seymour J. Beder
                                         ---------------------------------------
                                                    Seymour J. Beder
                                         CHIEF FINANCIAL AND ACCOUNTING OFFICER




                    SIGNATURE                                      TITLE                               DATE
                    ---------                                      -----                               ----



                /s/ Theodore Rosen                 Chairman of the Board of Directors              May 28, 1999
       -------------------------------------
                 Theodore Rosen


               /s/ Richard H. Nelson               President and Chief Executive                   May 28, 1999
       -------------------------------------         Officer (Principal Executive
                Richard H. Nelson                    Officer)


              /s/ Seymour J. Beder                 Chief Financial and Accounting                  May 28, 1999
       -------------------------------------         Officer (Principal Financial and
                Seymour J. Beder                     Accounting Officer)



               /s/ Henry Schneider                 Vice President and Director                     May 28, 1999
       -------------------------------------
                 Henry Schneider


                 /s/ Howard Nevins                 Director and Executive Vice                     May 28, 1999
       -------------------------------------         President
                  Howard Nevins


             /s/ Lawrence I. Schneider             Director and Chairman of Executive              May 28, 1999
       -------------------------------------       Committee
              Lawrence I. Schneider


                 /s/ Evan Evans
       --------------------------------------      Director                                        May 28, 1999
                   Evan Evans


                /s/ Allen Rothman
       --------------------------------------      Director                                        May 28, 1999
                  Allen Rothman


               /s/ Asher E. Fogel
       --------------------------------------      Director                                        May 28, 1999
                 Asher E. Fogel


