Form 10QSB
period 1999-04-30
U S ENERGY SYSTEMS INC
filed 1999-06-14
CIK 351917

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                            ------------------------

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 30, 1999

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

         State the number of shares outstanding of each of issuer's classes of common equity, as of June 11, 1999:

                 Title of Class                Number of Shares
                 --------------                ----------------
                     Common                      5,160,605

         Transitional Small Business Disclosure Format (check one):

                                    Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                              April 30, 1999         January 31, 1999
                                                                              --------------         ----------------
                                                                                (unaudited)             (audited)
                                     ASSETS

Current assets:
    Cash                                                                       $    396,000           $    776,000
    Accounts receivable (less allowance for doubtful accounts $15,000)              427,000                763,000
    Notes receivable - current portion                                               95,000                196,000
    Prepaid expenses and other current assets                                       530,000                355,000
                                                                               ------------           ------------
      Total current assets                                                        1,448,000              2,090,000
Property, plant and equipment, net                                                5,808,000              5,832,000
Notes receivable, less current portion                                            1,913,000              1,883,000
Investments in joint ventures:
    Lehi Independent Power Associates, L.C.                                         924,000                939,000
    Plymouth Cogeneration Limited Partnership                                       494,000                503,000
Goodwill, net                                                                     1,903,000              1,939,000
Deferred acquisition costs                                                          727,000                668,000
Other assets                                                                        367,000                317,000
                                                                               ------------           ------------
                                                                               $ 13,584,000           $ 14,171,000
                                                                               ============           ============
                                   LIABILITIES

Current liabilities:
    Current portion of long-term debt                                             $ 114,000              $ 114,000
    Notes payable - bank                                                            103,000                300,000
    Accounts payable and accrued expenses                                           800,000                838,000
    Royalties payable                                                                54,000                 54,000

      Total current liabilities                                                   1,071,000              1,306,000
Long-term debt, less current portion                                                376,000                396,000
Convertible subordinated secured debentures                                         366,000                875,000
Advances from joint ventures                                                         74,000                 57,000
                                                                               ------------           ------------
      Total liabilities                                                           1,887,000              2,634,000
                                                                               ------------           ------------
Minority interests                                                                  529,000                524,000
                                                                               ------------           ------------

Commitments and contingencies

                              STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, authorized 10,000,000 shares:
    Series A, cumulative, convertible, issued and outstanding 250,000
      shares (liquidation value of $2,301,000)                                        3,000                  3,000
    Series B, cumulative, convertible, issued and outstanding 509 shares                  -                      -
Common stock, $.01 par value, authorized 50,000,000 shares; issued and
    outstanding 5,160,605 shares                                                     51,000                 51,000
Treasury stock, 7,600 shares of common stock at cost                                (15,000)                (3,000)
Additional paid-in capital                                                       17,852,000             17,467,000
Accumulated deficit                                                              (6,723,000)            (6,505,000)
                                                                               ------------           ------------
      Total stockholders' equity                                                 11,168,000             11,013,000
                                                                               ------------           ------------

                                                                               $ 13,584,000           $ 14,171,000
                                                                               ============           ============



                        See notes to financial statements

              U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                           Three Months Ended April 30,
                                                                          -----------------------------
                                                                              1999              1998
                                                                          -----------       -----------

Revenues                                                                  $   902,000       $   889,000
                                                                          -----------       -----------

Costs and expenses:
     Operating expenses                                                       594,000           524,000
     Administrative expenses                                                  466,000           473,000
     Litigation Costs                                                           1,000            41,000
     Depreciation                                                             134,000           120,000
     Loss from joint ventures                                                  24,000             4,000
                                                                          -----------       -----------
                                                                            1,219,000         1,162,000
                                                                          -----------       -----------
Loss before interest income (expense) and extraordinary item                 (317,000)         (273,000)
Interest income                                                                70,000            63,000
Interest expense                                                              (35,000)          (38,000)
Minority interest                                                              (5,000)               --
                                                                          -----------       -----------
Loss before extraordinary item                                               (287,000)         (248,000)
Extraordinary gain on exchange of debentures to preferred stock                69,000                --
                                                                          -----------       -----------
Net loss                                                                     (218,000)         (248,000)
Dividends on preferred stock                                                  (55,000)          (22,000)
                                                                          -----------       -----------
Loss applicable to common stock                                           $  (273,000)      $  (270,000)
                                                                          ===========       ===========

Loss per share of common stock - basic and diluted:
     Loss applicable to common stock before extraordinary item            $     (0.07)      $     (0.05)
                                                                          ===========       ===========
     Net loss applicable to common stock                                  $     (0.05)      $     (0.05)
                                                                          ===========       ===========

Weighted average number of common shares outstanding                        5,156,488         5,160,607
                                                                          ===========       ===========




                   See notes to financial statements

                      U.S. ENERGY SYSTEMS AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
                        Three Months Ended April 30, 1999
                                   (Unaudited)


                                    Preferred Stock         Preferred Stock
                                       Series A                 Series B            Treasury Stock
                               ---------------------    ---------------------  -----------------------

                                 Number                   Number                 Number
                               of Shares      Amount    of Shares    Amount    of Shares       Amount
                               ---------     -------      ------      -------  ---------     ---------
Balance, January 31, 1999        250,000       3,000           -          -      (2,600)        (3,000)

Treasury stock                                                                   (5,000)       (12,000)

Series B Preferred Stock issued
     in exchange for debentures                              509           (*)

Net (Loss) for the quarter
     ended April 30, 1999

Dividends on Preferreed Stock:
     Series A
     Series B




Balance, April 30, 1999          250,000     $ 3,000         509      $    --    (7,600)     $ (15,000)
                                 =======     =======      ======      =======    ======      =========






                                           Common Stock
                               ----------------------------------------       ------------       ------------
                                                            Additional
                                Number                        Paid-in          Accumulated
                               of Shares     Amount           Capital            Deficit             Total
                               ---------    --------       ------------       ------------       ------------
Balance, January 31, 1999      5,160,605    $ 51,000       $ 17,467,000       $ (6,505,000)      $ 11,013,000

Treasury stock                                                                                        (12,000)

Series B Preferred Stock issued
     in exchange for debentures                                 440,000                               440,000

Net (Loss) for the quarter
     ended April 30, 1999                                                         (218,000)          (218,000)

Dividends on Preferreed Stock:
     Series A                                                   (51,000)                              (51,000)
     Series B                                                    (4,000)                               (4,000)




Balance, April 30, 1999        5,160,605    $ 51,000       $ 17,852,000       $ (6,723,000)      $ 11,168,000
                               =========    ========       ============       ============       ============




(*) Less than $1,000



                       See notes to financial statements

                    U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                             Three Months Ended April 30,
                                                                                          -------------------------------
                                                                                             1999                  1998
                                                                                          ----------           ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                              $ (218,000)          $ (270,000)
    Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                          134,000              120,000
      Equity in loss of joint ventures                                                        24,000                4,000
      Minority interest                                                                        5,000
      Gain from exchange of debentures for preferred stock                                   (69,000)
      Changes in:
        Accounts and notes receivable, trade                                                 408,000             (187,000)
        Other current assets                                                                (175,000)              36,000
        Other assets                                                                         (50,000)             (53,000)
        Accounts payable and accrued expenses                                                (38,000)            (160,000)
        Royalties payable                                                                          -                6,000
                                                                                          ----------           ----------
      Net cash used in operating activities                                                   21,000             (504,000)
                                                                                          ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of business                                                                        -              (27,000)
    Loans to Reno Energy LLC                                                                 (30,000)             (67,000)
    Repayments of loan by Reno Energy, LLC                                                    29,000               24,000
    Acquisition of equipment and leasehold improvements                                      (74,000)             (79,000)
    Deferred acquisition costs                                                               (59,000)
                                                                                          ----------           ----------
      Net cash used in investing activities                                                 (134,000)            (149,000)
                                                                                          ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of preferred stock                                                          -            2,209,000
    (Payments on) proceeds from notes payable                                               (197,000)               7,000
    Payment of convertible subordinated secured debentures                                         -
    Payment of long-term debt                                                                (20,000)             (16,000)
    Purchase of treasury shares                                                              (12,000)                   -
    Dividends on preferred stock                                                             (55,000)                   -
    Advances from joint ventures                                                              17,000                    -
                                                                                          ----------           ----------
      Net cash provided by (used in) financing activities                                   (267,000)           2,200,000
                                                                                          ----------           ----------

NET INCREASE (DECREASE) IN CASH                                                             (380,000)           1,547,000
Cash - beginning of period                                                                   776,000              319,000
                                                                                          ----------           ----------

CASH - END OF PERIOD                                                                       $ 396,000          $ 1,866,000
                                                                                           =========          ===========

Supplemental disclosure of cash flow information:
    Cash paid for interest                                                                  $ 32,000             $ 32,000

Supplemental schedule of non cash financing activities                                          None                 None




                        See notes to financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED APRIL 30, 1999 AND 1998
                                   (UNAUDITED)


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

         For further information see Management's Discussion and Analysis of Financial Condition and Results of Operations, and refer to the financial statements and footnotes included in the Company's Annual report on form 10-KSB for its fiscal year ended January 31, 1999.

NOTE 2 - NET (LOSS) PER SHARE

         Net (Loss) per share has been computed on the basis of the weighted average number of shares outstanding during the period. Common stock equivalents have not been included in the computation since their inclusion would be anti-dilutive.

NOTE 3 - ADDITIONAL CAPITAL

         On March 8, 1999 the holders of $509,000 of the Company's 9% Convertible Subordinated Debentures exchanged their debentures for 509 shares of the Company's 9% Series B Convertible Preferred Stock, leaving $366,000 of the debentures outstanding. The exchange also resulted in an extraordinary gain of $69,000.

         On June 9, 1999, Energy Systems Investors, LLC ("ESI"), the holder of an option to purchase up to 888,888 shares of the Company's Series A Convertible Preferred Stock, granted to the Company a call option on up to $250,000 of ESI's option, in return for a one-year extension to the term of ESI's option. The Company has notified ESI that it intends to exercise its call option on the full amount of $250,000 on June 15, 1999. 27,778 shares of Series A Preferred Stock will be issued to ESI when the funds are received by the Company.

         During the quarter ended April 30, 1999 the Company repurchased a total of 5,000 shares of its common stock. The total number of shares of common stock now in the Company's treasury is 7,600.

NOTE 4 - CONTINGENCIES

         U. S. ENERGY SYSTEMS, INC. VS. ENVIRO PARTNERS, L.P. AND ENERGY MANAGEMENT CORPORATION ET. AL., 97 CIV. 1748 (JFK) is in the pre-trial period. On May 10, 1999 the United States District Court for the Southern District of New York denied the Company's motion for reconsideration, thereby affirming its previous denial of both sides' motion and cross-motion for summary judgment. Pre-trial appearances are set for September 3, 1999. Additional information with respect to the case may be found in the Company's Annual report in Form 10-KSB for January 31, 1999. The Company believes that its position in this case will prevail. However, an adverse outcome of this proceeding could have a material adverse effect on the Company's financial condition.

Item 2 - Management's Discussion and Analysis or Plan of Operation

THREE MONTHS ENDED APRIL 30, 1999 COMPARED TO THREE MONTHS ENDED APRIL 30, 1998

RESULTS OF OPERATIONS

         Revenues increased 1% or approximately $13,000, to $902,000 for the three months ended April 30, 1999 ("First Quarter 1999") as compared to the three months ended April 30, 1998 ("First Quarter 1998). First Quarter 1999 revenues are comprised of $252,000 from the Energy Division and $650,000 from the Environmental Division, as compared to $355,000 and $534,000, respectively, for First Quarter 1998. The 29%, or approximately $103,000, decrease as compared to the First Quarter 1998 revenues generated from the Energy Division resulted from a change in the rate basis. During 1998 Steamboat 1A was under a contractual rate schedule which provided higher rates than the current market rates used in 1999. In addition, the winter months are typically the months of lowest revenue, because the open market rates paid for electricity are the lowest of the year. The 22% or approximately $116,000 increase in revenues from the Environmental Division resulted from increased capabilities and new year-round contracts in water treatment and oil recycling.

         Operating expenses, costs directly related to the production of revenues, increased 13%, or approximately $70,000 to $594,000 in the First Quarter 1999 as compared to $524,000 in First Quarter 1998. The following table provides a breakdown of the Company's operating expenses.



                                     FIRST QUARTER 1999      FIRST QUARTER 1998
                                     ------------------      ------------------
         Energy Division                  $171,000               $154,000
         Environmental Division            423,000                370,000
                                          --------               --------
                                          $594,000               $524,000
                                          ========               ========

         Operating expenses for the Energy Division were 11% or approximately $17,000 higher in the First Quarter 1999 compared to the previous year. This increase primarily resulted from certain necessary equipment repairs occurring during the current period. The 14%, or approximately $53,000, increase in the Environmental Division's operating expenses was essentially caused by the Division's increased business operations.

         Depreciation charges previously reported as part of 1998 operating expenses in the Environmental Division have been reclassified to the Depreciation line in the Statement of Operations.

         Administrative expenses in First Quarter 1999 decreased to $466,000 from $473,000 in First Quarter 1998. The composition of these amounts are listed below:

                                               1999          1998
                                            --------       --------
         Salaries and consulting costs      $202,000       $185,000
         Steamboat royalties                  35,000         50,000
         Legal and professional fees          58,000         70,000
         Insurance                            42,000         34,000
         Corporate expenses                   31,000         49,000
         Other                                98,000         86,000
                                            --------       --------
                                            $466,000       $473,000
                                            ========       ========

         Litigation costs related to U.S. ENERGY SYSTEMS, INC. VS. ENVIRO PARTNERS L.P., ET AL, decreased to $1,000 in First Quarter 1999 from $41,000 in the same period a year earlier. This decrease was due to the reduction in litigation activity during 1999. As preparatory work for trial of the action progresses, the Company expects that these costs will increase in the second quarter of 1999. See "Legal Proceedings," Part II, Item 1.

         Depreciation expense, which includes amortization of goodwill, increased to $134,000 in first Quarter 1999 from $120,000 in the same quarter of 1998 due to increased investment in depreciable assets necessary in positioning the Company for growth.

         Losses from Joint Ventures is detailed as follows:

                                                          1999         1998
                                                        -------      -------

         Lehi Independent Power Associates, L.C         $15,000      ($1,000)
         Plymouth Cogeneration Limited Partnership        9,000        5,000
                                                        -------      -------
                                                        $24,000      $ 4,000

         The Company's net loss for the First Quarter 1999 was $218,000 as compared to a net loss of $248,000 for the same period a year earlier. The 1999 period included an extraordinary gain of $69,000 from the exchange of the Company's Convertible Subordinated Debentures for Series B Convertible Preferred Stock. Dividends paid on preferred stock for the quarter totaled $55,000, compared to $22,000 in the previous year. The Series A Preferred Stock was issued in March 1998 and the Series B Preferred Stock was issued in March 1999. The increase is a result of dividends recorded for the entire quarter in 1999, totaling $51,000, as opposed to the partial quarter dividends recorded in 1998, totaling $22,000. The remaining $4,000 in dividends was paid on the Series B Preferred Stock.

LIQUIDITY AND CAPITAL RESOURCES

         At April 30, 1999, cash totaled approximately $396,000, as compared to $776,000 at April 30, 1998. The $380,000 decrease in cash, along with $21,000 from operating activities were used to fund $134,000 of investing activities and $267,000 of financing activities.

         During the first three months of 1999, the Company generated $21,000 of cash from operating activities compared with $504,000 of cash used in operations in the like period last year. The increase in cash generated from operations in 1999 was primarily due to increased collections of notes and accounts receivable.

         The $134,000 used in investing activities in the First Quarter 1999 compared to $149,000 in the same period of 1998 included $59,000 of deferred costs expended on pending acquisitions as compared to $27,000 in 1998. Loans to Reno Energy decreased from $67,000 in First Quarter 1998 to $30,000 in First Quarter 1999.

         Cash used in financing activities in First Quarter 1999 totaled $267,000, of which $197,000 was a reduction of bank loans and $55,000 was for payment of dividends on preferred stock. In First Quarter 1998 financing activities provided cash of $2,200,000 primarily from the sale of the Series A Convertible Preferred Stock to ESI in a private placement.

         The Company's working capital was $377,000 at April 30, 1999 compared to $784,000 at January 31, 1999. On June 15, 1999, the Company intends to exercise its call option on $250,000 of the $8 million option to purchase shares of the Company's Series A Convertible Preferred Stock granted to ESI on August 26, 1998. The $7.75 million remainder of this option, when and if exercised, would provide the Company with sufficient funds for possible future acquisitions and internal expansion as well as for general working capital. There can be no assurance that the remainder of the option will be exercised.

YEAR 2000 COMPUTER ISSUE

         The Company has assessed the issues associated with the programming code in its existing computer systems with respect to a two digit year value as the year 2000 approaches and believes its internal systems are in full compliance.

         In addition, the Company has communicated with its major suppliers and customers to determine their year 2000 compliance readiness and the extent to which the Company is vulnerable to any third party year 2000 issues. The Company believes that only Sierra Pacific Power Company ("Sierra"), to which the Company sells power from its Energy Division facilities, may be affected by the programming code problem to an extent that could have a material adverse effect on the company. Sierra has assured the company, however, that its internal programs will be in compliance and that the interface with the Company's facilities is in compliance with year 2000 requirements. However, there can be no guarantee that the systems of other companies on whom the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. The Company continues to review possible contingency plans in this respect.

         The total cost to the company of these year 2000 compliance activities has not been, and is not anticipated to be, material to its financial position or results of operations in any given year. This is based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

         This Form 10-QSB contains certain "forward looking statements" which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance and the Company's operations, performance, financial condition, growth and strategies. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify certain forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors which are noted herein, including but not limited to the potential impact of competition, changes in local or regional economic conditions, the ability of the Company to continue its growth strategy, dependence on management and key personnel, supervision and regulation issues and an inability to find financing on terms suitable to the company.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

         U. S. ENERGY SYSTEMS, INC. VS. ENVIRO PARTNERS, L.P. AND ENERGY MANAGEMENT CORPORATION ET. AL., 97 CIV. 1748 (JFK) is in the pre-trial period. On May 10, 1999 the United States District Court for the Southern District of New York denied the Company's motion for reconsideration, thereby affirming its previous denial of both sides' motion and cross-motion for summary judgment. Pre-trial appearances are set for September 3, 1999. Additional information with respect to the case may be found in the Company's Annual report in Form 10-KSB for January 31, 1999. The Company believes that its position in this case will prevail. However, an adverse outcome of this proceeding could have a material adverse effect on the Company's financial condition.

ITEM 2 - CHANGES IN SECURITIES

         On March 8, 1999 the holders of $509,000 of the Company's 9% Convertible Subordinated Debentures exchanged their debentures for 509 shares of the Company's 9% Series B Convertible Preferred Stock. This exchange replaces $509,000 of debt with preferred stock, leaving $366,000 as debenture debt. The exchange also resulted in an extraordinary gain of $69,000.

         During the quarter ended April 30, 1999 the Company purchased for the treasury a total of 5,000 shares of its common stock. The total number of shares of common stock now in the Company's treasury is 7,600.

ITEM 3- DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5 - OTHER INFORMATION

         None.

ITEM 6 - EXHIBITS

     (a)    Exhibits

            27  Financial Data Schedule.

     (b)    Reports on Form 8-K

            None.

         Pursuant to the requirements of the Securities and exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned duly authorized


Dated: June 14, 1999


U. S. Energy Systems, Inc.



By: /s/ Richard H. Nelson
    ---------------------------------------
    Richard H. Nelson
    President and Chief Executive Officer



By: /s/ Seymour J. Beder
    ---------------------------------------
    Seymour J. Beder
    Chief Financial and Accounting Officer