Form 10QSB
period 1999-07-31
U S ENERGY SYSTEMS INC
filed 1999-09-20
CIK 351917

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999


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

                                     Yes [X]   No [ ]


      State the number of shares outstanding of each issuer's classes of common equity, as of September 14, 1999:

               TITLE OF CLASS                      NUMBER OF SHARES
               --------------                      ----------------
                   Common                              5,153,005

    Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

================================================================================

ITEM 1 - FINANCIAL STATEMENTS

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                                    April 30, 1999    January 31, 1999
                                                                                    --------------    ----------------
                                                                                     (unaudited)
                           ASSETS
Current assets:
    Cash                                                                             $    409,000      $    776,000
    Accounts receivable (less allowance for doubtful accounts $15,000)                    560,000           763,000
    Notes receivable - current portion                                                     67,000           196,000
    Prepaid expenses and other current assets                                             277,000           355,000
                                                                                     ------------      ------------
      Total current assets                                                              1,313,000         2,090,000

Property, plant and equipment, net                                                      5,816,000         5,832,000
Notes receivable, less current portion                                                  1,953,000         1,883,000
Investments in joint ventures:

    Lehi Independent Power Associates, L.C.                                               913,000           939,000
    Plymouth Cogeneration Limited Partnership                                             492,000           503,000
Goodwill, net                                                                           1,867,000         1,939,000
Deferred acquisition costs                                                                776,000           668,000
Other assets                                                                              417,000           317,000
                                                                                     ------------      ------------
                                                                                     $ 13,547,000      $ 14,171,000
                                                                                     ============      ============

                                   LIABILITIES
Current liabilities:
    Current portion of long-term debt                                                $    112,000      $    114,000
    Notes payable - bank                                                                  200,000           300,000
    Accounts payable and accrued expenses                                                 817,000           892,000
    Accounts payable and accrued expenses for litigation settlement                       226,000                --
                                                                                     ------------      ------------
      Total current liabilities                                                         1,355,000         1,306,000

Long-term debt, less current portion                                                      404,000           396,000
Litigation settlement liability (see note 4)                                              900,000                --
Convertible subordinated secured debentures                                               366,000           875,000
Advances from joint ventures                                                               74,000            57,000
                                                                                     ------------      ------------
      Total liabilities                                                                 3,099,000         2,634,000
                                                                                     ------------      ------------
Minority interests                                                                        534,000           524,000
                                                                                     ------------      ------------

Commitments and contingencies

                   STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value, authorized 10,000,000 shares:
    Series A, cumulative, convertible, issued and outstanding 250,000
      shares (liquidation value of $2,301,000)                                              3,000             3,000
    Series B, cumulative, convertible, issued and outstanding 509 shares                       --                --
Common stock, $.01 par value, authorized 50,000,000 shares; issued and
    outstanding 5,160,605 shares                                                           51,000            51,000
Treasury stock, 7,600 shares of common stock at cost                                      (15,000)           (3,000)
Additional paid-in capital                                                             18,015,000        17,467,000
Accumulated deficit                                                                    (8,140,000)       (6,505,000)
                                                                                     ------------      ------------
      Total stockholders' equity                                                        9,914,000        11,013,000
                                                                                     ------------      ------------

                                                                                     $ 13,547,000      $ 14,171,000
                                                                                     ============      ============



                        See notes to financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                  Three Months Ended July 31,    Six Months Ended July 31,
                                                                  ---------------------------   --------------------------
                                                                      1999          1998           1999           1998
                                                                  -----------    -----------    -----------    -----------
Revenues                                                          $   961,000    $ 1,014,000    $ 1,863,000    $ 1,903,000
                                                                  -----------    -----------    -----------    -----------

Costs and expenses:
     Operating expenses                                               642,000        488,000      1,236,000      1,012,000
     Administrative expenses                                          475,000        536,000        942,000      1,050,000
     Depreciation                                                     144,000        120,000        278,000        240,000
     Loss from joint ventures                                          18,000         35,000         42,000         39,000
                                                                  -----------    -----------    -----------    -----------
                                                                    1,279,000      1,179,000      2,498,000      2,341,000
                                                                  -----------    -----------    -----------    -----------
                                                                     (318,000)      (165,000)      (635,000)      (438,000)

Interest income                                                        68,000         85,000        138,000        148,000
Interest expense                                                      (23,000)       (38,000)       (58,000)       (76,000)
Minority interest                                                      (6,000)            --        (11,000)            --
                                                                  -----------    -----------    -----------    -----------
Loss before litigation settlement costs and extraordinary item       (279,000)      (118,000)      (566,000)      (366,000)

Litigation settlement costs                                         1,138,000             --      1,138,000             --
                                                                  -----------    -----------    -----------    -----------
Loss before extraordinary item                                     (1,417,000)      (118,000)    (1,704,000)      (366,000)

Extraordinary gain on exchange of debentures to preferred stock            --             --         69,000             --
                                                                  -----------    -----------    -----------    -----------
Net loss                                                           (1,417,000)      (118,000)    (1,635,000)      (366,000)

Dividends on preferred stock                                          (64,000)       (50,000)      (119,000)       (72,000)
                                                                  -----------    -----------    -----------    -----------

Loss applicable to common stock                                   $(1,481,000)   $  (168,000)   $(1,754,000)   $  (438,000)
                                                                  ===========    ===========    ===========    ===========

Loss per share of common stock - basic and diluted:
     Loss applicable to common stock before extraordinary item    $     (0.29)   $     (0.03)   $     (0.35)   $     (0.08)
                                                                  ===========    ===========    ===========    ===========
     Net loss applicable to common stock                          $     (0.29)   $     (0.03)   $     (0.34)   $     (0.08)
                                                                  ===========    ===========    ===========    ===========

Weighted average number of common shares outstanding                5,153,005      5,160,605      5,154,718      5,160,605
                                                                  ===========    ===========    ===========    ===========

                        See notes to financial statements

                      U.S. ENERGY SYSTEMS AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
                         SIX MONTHS ENDED JULY 31, 1999
                                   (UNAUDITED)



                                           Preferred Stock -              Preferred Stock -
                                               Series A                       Series B              Treasury Stock
                                      --------------------------       ---------------------    ---------------------

                                         Number                         Number                    Number
                                       of Shares       Amount          of Shares     Amount     of Shares     Amount
                                      -----------    -----------       ---------    --------    ---------    --------

Balance, January 31, 1999               250,000      $     3,000            --            --     (2,600)     $ (3,000)

Treasury stock                                                                                   (5,000)      (12,000)

Shares issued in connection with
    private placement offering           27,778               (*)

Series B Preferred Stock issued
     in exchange for debentures                                            509            (*)

Net (Loss) for the six months
     ended July 31, 1999

Dividends on Preferred Stock:
     Series A
     Series B




                                        -------      -----------           ---      --------     ------      --------
Balance, July 31, 1999                  277,778      $     3,000           509      $     --     (7,600)     $(15,000)
                                        =======      ===========           ===      ========     ======      ========







                                                 Common Stock
                                      -------------------------------------
                                                                Additional
                                        Number                    Paid-in       Accumulated
                                      of Shares      Amount       Capital         Deficit           Total
                                      ---------     -------     -----------     -----------      -----------

Balance, January 31, 1999             5,160,605     $51,000     $17,467,000     $(6,505,000)     $11,013,000

Treasury stock                                                                                       (12,000)

Shares issued in connection with
    private placement offering                                      234,000                          234,000

Series B Preferred Stock issued
     in exchange for debentures                                     433,000                          433,000

Net (Loss) for the six months
     ended July 31, 1999                                                         (1,635,000)      (1,635,000)

Dividends on Preferred Stock:
     Series A                                                      (104,000)                        (104,000)
     Series B                                                       (15,000)                         (15,000)




                                      ---------     -------     -----------     -----------      -----------
Balance, July 31, 1999                5,160,605     $51,000     $18,015,000     $(8,140,000)     $ 9,914,000
                                      =========     =======     ===========     ===========      ===========



(*) Less than $1,000

See notes to financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                     SIX MONTHS ENDED JULY 31, 1999 AND 1998
                                   (UNAUDITED)


                                                                                         1999             1998
                                                                                     -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                        $(1,635,000)     $  (366,000)
     Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                    278,000          240,000
        Equity in loss of joint ventures                                                  37,000           34,000
        Minority interest                                                                 10,000               --
        Gain on exchange of debentures for preferred stock                               (69,000)              --
        Changes in:
            Accounts receivable                                                          203,000           67,000
            Other current assets                                                          78,000           55,000
            Other assets                                                                (107,000)         (94,000)
            Accounts payable and accrued expenses                                        (75,000)        (525,000)
            Accounts payable and accrued expenses for litigation settlement            1,126,000               --
                                                                                     -----------      -----------
        Net cash used in operating activities                                           (154,000)        (589,000)
                                                                                     -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of business                                                                  --          (27,000)
     Loans to Reno Energy, LLC                                                           (72,000)        (122,000)
     Repayments of loan by Reno Energy, LLC                                              131,000           49,000
     Acquisition of equipment and leasehold improvements                                (190,000)        (171,000)
     Deferred acquisition costs                                                         (108,000)        (231,000)
                                                                                     -----------      -----------
        Net cash used in investing activities                                           (239,000)        (502,000)
                                                                                     -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of preferred stock                                               234,000        2,191,000
     Payment of notes payable                                                           (100,000)         (45,000)
     Purchase of treasury shares                                                         (12,000)              --
     Payment of long-term debt                                                           (76,000)         (23,000)
     Proceeds from long-term debt                                                         82,000               --
     Dividends on preferred stock                                                       (119,000)         (72,000)
     Advances from joint ventures                                                         17,000               --
                                                                                     -----------      -----------
        Net cash provided by (used in) financing activities                               26,000        2,051,000
                                                                                     -----------      -----------

NET INCREASE (DECREASE) IN CASH                                                         (367,000)         960,000
Cash - beginning of period                                                               776,000          319,000
                                                                                     -----------      -----------

CASH - END OF PERIOD                                                                 $   409,000      $ 1,279,000
                                                                                     ===========      ===========

Supplemental disclosure of cash flow information:
     Cash paid for interest                                                          $    38,000      $   251,000

Supplemental schedule of non cash financing activities                                      None             None


                        See notes to financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JULY 31, 1999 AND 1998
                                   (Unaudited)

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

NOTE 3 - ADDITIONAL CAPITAL

     On March 8, 1999 the holders of $509,000 of the Company's 9% Convertible Subordinated Debentures exchanged their debentures for 509 shares of the Company's 9% Series B Convertible Preferred Stock. As of July 31, 1999, $366,000 of the Convertible Subordinated Debentures remained outstanding. The exchange also resulted in an extraordinary gain of $69,000, which was reflected in the results for the six months ended July 31, 1999.

     During the quarter ended April 30, 1999 the Company purchased for the treasury a total of 5,000 shares of its common stock. The total number of shares of common stock now in the Company's treasury is 7,600.

     On August 26, 1998, the Company granted to Energy Systems Investors, LLC, an option to acquire up to 888,888 shares of the Company's Series A Convertible Preferred Stock at an aggregate purchase price of approximately $8.0 million. Energy Systems Investors, LLC, a Delaware limited liability company, is controlled by Lawrence I. Schneider, a director of the Company. Each share of Series A Preferred Stock is currently convertible into four shares of Common Stock of the Company at a conversion price of $2.25 per share and carries a dividend of 9% per annum. On June 15, 1999, Energy Systems Investors exercised a portion of such option and acquired 27,778 shares of its Series A Convertible Preferred Stock for $250,000 ($9.00 per share). Net proceeds to the Company were $234,000.

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JULY 31, 1999 AND 1998
                             (Unaudited) (Continued)

NOTE 4 - CONTINGENCIES

     Agreement in principle has been reached to settle the action brought by Enviro Partners L.P. et al and Energy Management Corporation. See Legal Proceedings and Management's Discussion and Analysis for details of provision made for the settlement.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Three Months and Six Months Ended July 31, 1999 Compared to
                 Three Months and Six Months Ended July 31, 1998

RESULTS OF OPERATIONS

     Revenues for the three and six month periods were as follows:

                          THREE MONTHS ENDED JULY 31,     SIX MONTHS ENDED JULY 31,
                          ---------------------------    -------------------------
                               1999         1998            1999             1998
                           ----------     ----------     ----------     ----------
Energy Division            $  290,000     $  416,000     $  542,000     $  773,000
Environmental Division        671,000        598,000      1,321,000      1,130,000
                           ----------     ----------     ----------     ----------
                           $  961,000     $1,014,000     $1,863,000     $1,903,000



     Energy Division revenues decreased by approximately 30% in both the three month and six month periods, or approximately $126,000 and $231,000 respectively, which resulted from a change in the rate basis. During 1998, the Company's Steamboat 1A facility was still under a contractual long term fixed rate schedule which provided higher rates than the current contractual rate schedule which uses fluctuating open market rates. In addition, the change from fixed rates to market rates was during the colder months which are typically the months of lowest revenue when the open market rates paid for electricity are the lowest of the year. Environmental Division revenues increased by 12% in the three month period, and 17% in the six month period, or approximately $73,000 and $191,000 respectively, as a result of expanded operations and new contracts in water treatment and oil recycling.

     Operating expenses, costs directly related to the production of revenues, were as follows:

                          THREE MONTHS ENDED JULY 31,   SIX MONTHS ENDED JULY 31,
                          ---------------------------  -------------------------
                             1999          1998           1999            1998
                           --------     ----------     ----------     ----------
Energy Division            $189,000     $  158,000     $  360,000     $  312,000
Environmental Division      453,000        330,000        876,000        700,000
                           --------     ----------     ----------     ----------
                           $642,000     $  488,000     $1,236,000     $1,012,000


     Comparing 1999 to 1998, operating expenses for the Energy Division increased 20% and 15%, or approximately $31,000 and $48,000 in the three month and the six month periods, respectively. The increase primarily resulted from certain necessary equipment repairs occurring during the periods. Operating expenses for the Environmental Division increased 37% and 25%, or approximately $123,000 and $176,000, respectively, as a result of the division's enlarged business operations, including training costs of augmented field staff primarily in the Kentucky branch.

     Depreciation charges previously reported as part of 1998 operating expenses in the Environmental Division have been reclassified to the Depreciation line in the Statement of Operations.

     Administrative expenses in the three and six month periods were $475,000 and $942,000, respectively, in the current fiscal year as compared to $536,000 and $1,050,000, respectively, in the 1998 year.

     Material elements for the comparative periods were as follows:

                         THREE MONTHS ENDED JULY 31,   SIX MONTHS ENDED JULY 31,
                         ---------------------------  -------------------------
                              1999         1998          1999            1998
                            --------     --------     ----------     ----------
Salaries and consulting     $210,000     $196,000     $  412,000     $  375,000
Steamboat royalties           36,000       59,000         71,000        108,000
Legal and professional        33,000       91,000        190,000        202,000
Insurance                     45,000       40,000         87,000         74,000
Corporate expenses            47,000       52,000         78,000        101,000
Other                        104,000       98,000        104,000        190,000
                            --------     --------     ----------     ----------
                            $475,000     $536,000     $  942,000     $1,050,000
                            ========     ========     ==========     ==========



     In September 1999, an agreement in principle was reached in connection with litigation in which the Company has been involved, and as a consequence operating results for the three and six months ended July 31, 1999 reflect a charge of $1,138,000. Details of the case may be found under Legal Proceedings,
Part II, Item 1 of this Form 10-QSB.

     Depreciation expense, which includes amortization of goodwill, increased to $144,000 and $278,000 in the three and six month periods ending July 31, 1999, respectively, compared to $120,000 and $240,000, respectively, in the same periods of 1998 due to increased investment in depreciable assets.

      Losses from Joint Ventures, Lehi Independent Power Associates, L.C. and Plymouth Cogeneration Limited Partnership, are detailed as follows:

              THREE MONTHS ENDED JULY 31,    SIX MONTHS ENDED JULY 31,
              ---------------------------    -------------------------
                  1999           1998          1999           1998
              ---------        ----------     -------        -------
Lehi            $16,000          $18,000      $31,000        $17,000
Plymouth          2,000           17,000       11,000         22,000
                -------          -------      -------        -------
                $18,000          $35,000      $42,000        $39,000
                =======          =======      =======        =======


     Primarily as a result of the non-operational one-time charge of $1,138,000 for the costs related to settlement of the litigation described in Legal Proceedings in this Form 10-QSB, the Company's net loss for the three and the six month periods ended July 31, 1999 was $1,417,000 and $1,635,000, respectively, as compared to a net loss of $118,000 and $366,000, respectively, for the same periods a year earlier. Increase in the six month net loss resulting from operations as compared to 1998 was largely due to the increased costs of training revenue-producing augmented field staff in the Environmental Division as previously stated. The net loss in the six months ended July 31, 1999 included an extraordinary gain of $69,000 from the exchange of a portion of the Company's Convertible Subordinated Debentures for Series B Convertible Preferred Stock.

     Dividends paid on preferred stock for the three and six months of 1999 totaled $64,000 and $119,000, respectively, compared to $50,000 and $72,000, respectively, in the like periods of the previous year. The increase was due to the issuance of additional shares of Series A Preferred Stock in June 1999, and the issuance of shares of Series B Preferred Stock in March 1999.

                         LIQUIDITY AND CAPITAL RESOURCES

     At July 31, 1999 cash totaled approximately $409,000 as compared to $776,000 at January 31, 1999. The $367,000 decrease in cash, along with $26,000 from financing activities, was used to fund $154,000 of operating activities and $239,000 of investing activities.

     During the first six months of 1999 the Company used $154,000 in operating activities compared with $589,000 used in operating activities in the like period last year. During the 1999 period accounts payable and accrued expenses were reduced by $75,000. In the 1998 period accounts payable and accrued expenses were reduced by $525,000, of which the payment of accrued royalties of $374,000 was the single largest item. In the current six month period accounts payable and accrued expenses for the litigation settlement amounted to $1,126,000. There was no similar provision in the 1998 period.

     The Company used $239,000 in investing activities in the first six months of 1999 compared to $502,000 in the like period of 1998. Loans to Reno Energy decreased to $72,000 from $122,000 and repayments of such loans increased to $131,000 from $49,000. Costs of new equipment, primarily for the Environmental Division, totaled $190,000 in the first six months of 1999 compared to $171,000 in the 1998 period. Costs incurred in connection with pending acquisitions were $108,000 in the 1999 period compared to $231,000 in the same period in 1998.

     Cash provided by financing activities in the first six months of 1999 was a net of $26,000, with $234,000 having been provided by the sale of additional Series A Convertible Preferred Stock to ESI as described in Note 3 to the Financial Statements. In the first six months of 1999, the Company repurchased 5,000 shares of its Common Stock for $12,000. During the same period, $176,000 was applied to payment of notes payable and long term debt. Dividends on preferred stock were $119,000 in the current year. In the first six months of 1998 financing activities provided cash of $2,051,000 primarily from the sale of the Series A Convertible Preferred Stock to Energy Systems Investors in a private placement.

      During September 1999, the company entered into an agreement in principal for the settlement of litigation. The $900,000 settlement id due November 2000, and bears an interest rate of 9%.

     The Company's working capital was a negative $42,000 at July 31, 1999 compared to $784,000 at January 31, 1999.

YEAR 2000 COMPUTER ISSUE

     The Company has assessed the issues associated with the programming code in its existing computer systems with respect to a two-digit year value as the year 2000 approaches and believes its internal systems are in full compliance.

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

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     On March 1, 1997, the Company filed suit for declaratory judgement in the United States District Court for the Southern District of New York against ENVIRO PARTNERS, L.P. ET AL AND ENERGY MANAGEMENT CORPORATION in connection with a financing transaction in 1996 that was never consummated. Enviro Partners, L.P. and Energy Management Corporation filed a counter suit against the Company for damages amounting to $6 million based upon breach of contract in connection with the 1996 financing transaction. On September 17, 1999 the parties filed notice of an agreement in principle settling the action with the court, and the Company recorded a charge on its books as of July 31, 1999 in the amount of $1,138,000, which includes the settlement amount of $900,000 and related legal costs. It is expected that execution of the agreement will take place shortly. In spite of the fact that it believed that the Company's position in the case would have prevailed, management concluded that the substantial additional costs associated with a trial, combined with the extensive consumption of management time and the uncertainty of outcome of a jury proceeding, made a settlement the prudent course of action.

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

     During the six months ended July 31, 1999 the Company purchased for the treasury a total of 7,600 shares of its common stock, which remain in treasury.

     On August 26, 1998, the Company's stockholders approved granting to Energy Systems Investors an option to acquire up to 888,888 shares of the Company's Series A Convertible Preferred Stock at an aggregate purchase price of approximately $8.0 million. On June 9, 1999 the Company received the first $250,000 of the $8 million option granted to Energy Systems Investors, and issued 27,778 shares of Series A Preferred Stock to Energy Systems Investors. The issuance was made in reliance on an exemption from the registration requirements of the Securities Act of 1933, as amended.

ITEM 3- DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5 - OTHER INFORMATION

     None.

ITEM 6 - EXHIBITS

     (a)    Exhibits

            27      Financial Data Schedule.

     (b)    Reports on Form 8-K

            None.

     Pursuant to the requirements of the Securities and exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned duly authorized

Dated: September 20, 1999

U. S. Energy Systems, Inc.


By:  /s/ Richard H. Nelson
    -------------------------------------
    Richard H. Nelson
    President and Chief Executive Officer

By:  /s/ Seymour J. Beder
    -------------------------------------
    Seymour J. Beder
    Chief Financial and Accounting Officer