Form 10QSB
period 1999-10-31
U S ENERGY SYSTEMS INC
filed 1999-12-15
CIK 351917

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1999

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

                                Yes [ X ] No [ ]

      Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.

                                Yes [ X ] No [ ]

      State the number of shares outstanding of each issuer's classes of common equity, as of September 14, 1999:

TITLE OF CLASS                                                 NUMBER OF SHARES
--------------                                                 ----------------
   Common                                                          5,153,005


   Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]
================================================================================

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET



                                                                          October 31,      January 31,
                                                                             1999             1999
                                                                          ------------    ------------
                                                                          (unaudited)
                      ASSETS
Current assets:
   Cash                                                                   $    195,000     $    776,000
   Accounts receivable (less allowance for doubtful accounts $15,000)          832,000          763,000
   Notes receivable - current portion                                           40,000          196,000
   Prepaid expenses and other current assets                                   291,000          355,000
                                                                          ------------     ------------
     Total current assets                                                    1,358,000        2,090,000

Property, plant and equipment, net                                           5,859,000        5,832,000

Notes receivable, less current portion                                       1,990,000        1,883,000
Investments in joint ventures:
   Lehi Independent Power Associates, L.C.                                     899,000          939,000
   Plymouth Cogeneration Limited Partnership                                   479,000          503,000
Goodwill, net                                                                1,831,000        1,939,000
Deferred acquisition costs                                                     830,000          668,000
Other assets                                                                   467,000          317,000
                                                                          ------------     ------------
                                                                          $ 13,713,000     $ 14,171,000
                                                                          ============     ============

                   LIABILITIES
Current liabilities:
   Current portion of long-term debt                                      $    112,000     $    114,000
   Notes payable - bank                                                        300,000          300,000
   Accounts payable and accrued expenses                                     1,001,000          892,000
   Accounts payable and accrued expenses for litigation settlement             223,000               --
                                                                          ------------     ------------
     Total current liabilities                                               1,636,000        1,306,000

Long-term debt, less current portion                                           429,000          396,000
Litigation settlement liability (see note 4)                                   900,000               --
Convertible subordinated secured debentures                                    366,000          875,000
Advances from joint ventures                                                    74,000           57,000
                                                                          ------------     ------------
     Total liabilities                                                       3,405,000        2,634,000
                                                                          ------------     ------------
Minority interests                                                             540,000          524,000
                                                                          ------------     ------------

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, authorized 10,000,000 shares:
   Series A, cumulative, convertible, issued and outstanding 277,778
     shares (liquidation value of $2,551,000)                                    3,000            3,000
   Series B, cumulative, convertible, issued and outstanding 509 shares             --               --
Common stock, $.01 par value, authorized 50,000,000 shares; issued and
   outstanding 5,160,605 shares                                                 51,000           51,000
Treasury stock, 7,600 shares of common stock at cost                           (15,000)          (3,000)
Additional paid-in capital                                                  17,970,000       17,467,000
Accumulated deficit                                                         (8,241,000)      (6,505,000)
                                                                          ------------     ------------
     Total stockholders' equity                                              9,768,000       11,013,000
                                                                          ------------     ------------
                                                                          $ 13,713,000     $ 14,171,000
                                                                          ============     ============

                       See notes to financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    Three Months Ended October 31,   Nine Months Ended October 31,
                                                  --------------------------------  -------------------------------
                                                      1999            1998               1999            1998
                                                  -----------    -----------------  -------------   ---------------
Revenues                                              $ 1,378,000    $ 1,117,000    $ 3,241,000    $ 3,020,000
                                                      -----------    -----------    -----------    -----------
Costs and expenses:
    Operating expenses                                    817,000        554,000      2,053,000      1,565,000
    Administrative expenses                               503,000        481,000      1,445,000      1,484,000
    Depreciation                                          151,000        130,000        429,000        371,000
    Loss from joint ventures                               27,000         18,000         69,000         57,000
                                                      -----------    -----------    -----------    -----------
                                                        1,498,000      1,183,000      3,996,000      3,477,000
                                                      -----------    -----------    -----------    -----------
                                                         (120,000)       (66,000)      (755,000)      (457,000)

Interest income                                            66,000         78,000        204,000        226,000
Interest expense                                          (42,000)       (29,000)      (100,000)      (105,000)
Minority interest                                          (5,000)            --        (16,000)            --
                                                      -----------    -----------    -----------    -----------
Loss before litigation settlement
    costs and extraordinary item                         (101,000)       (17,000)      (667,000)      (336,000)

Litigation settlement costs                                    --             --      1,138,000         47,000
                                                      -----------    -----------    -----------    -----------
Loss before extraordinary item                           (101,000)       (17,000)    (1,805,000)      (383,000)

Extraordinary gain on exchange of
    debentures to preferred stock                              --             --         69,000             --
                                                      -----------    -----------    -----------    -----------
Net loss                                                 (101,000)       (17,000)    (1,736,000)      (383,000)

Dividends on preferred stock                              (60,000)       (51,000)      (179,000)      (123,000)
                                                      -----------    -----------    -----------    -----------
Loss applicable to common stock                       $  (161,000)   $   (68,000)   $(1,915,000)   $  (506,000)
                                                      ===========    ===========    ===========    ===========

Loss per share of common stock - basic and diluted:
    Loss applicable to common stock before
       extraordinary item                             $     (0.03)   $     (0.01)   $     (0.38)   $     (0.10)
                                                      ===========    ===========    ===========    ===========
     Net loss applicable to common stock               $    (0.03)   $     (0.01)   $     (0.37)   $     (0.10)
                                                      ===========    ===========    ===========    ===========
Weighted average number of common share outstanding     5,153,005      5,160,605      5,154,141      5,160,605
                                                      ===========    ===========    ===========    ===========



                        See notes to financial statements

                      U.S. ENERGY SYSTEMS AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
                       NINE MONTHS ENDED OCTOBER 31, 1999
                                   (UNAUDITED)


                                   Preferred Stock - Series A       Preferred Stock - Series B           Treasury Stock
                                   ---------------------------      --------------=------------   ---------------------------
                                    Number                            Number                       Number
                                   of Shares         Amount          of Shares        Amount      of Shares          Amount
                                   ---------         ------          ---------        ------      ---------          ------



Balance, January 31, 1999            250,000      $      3,000              --          --          (2,600)      $     (3,000)
Treasury stock                                                                                      (5,000)           (12,000)
Shares issued in connection with
  private placement offering          27,778               (*)

Series B Preferred Stock issued
  in exchange for debentures                                                 509         (*)

Change related to modification
  of warrant terms
Net (Loss) for the nine months
  ended October 31, 1999

Dividends on Preferred Stock:
  Series A
  Series B
                                     -------      ------------               ---     -----          ------           --------
Balance, October 31, 1999            277,778      $      3,000               509     $  --          (7,600)         $ (15,000)
                                     =======      ============               ===     =====          ======           ========




                                                 Common Stock
                                          --------------------------          Additional
                                            Number                              Paid-in         Accumulated
                                           of Shares           Amount           Capital            Deficit               Total
                                           ---------           ------           -------            -------               -----



Balance, January 31, 1999                   5,160,605      $     51,000      $ 17,467,000       $  (6,505,000)     $ 11,013,000

Treasury stock                                                                                                          (12,000)

Shares issued in connection with
  private placement offering                                                      234,000                               234,000

Series B Preferred Stock issued
  in exchange for debentures                                                      433,000                               433,000

Change related to modification
  of warrant terms                                                                 15,000                                15,000
Net (Loss) for the nine months
  ended October 31, 1999                                                                          (1,736,000)        (1,736,000)

Dividends on Preferred Stock:
  Series A                                                                       (155,000)                             (155,000)
  Series B                                                                        (24,000)                              (24,000)

                                            ---------      ------------      ------------       ------------       ------------

Balance, October 31, 1999                   5,160,605      $     51,000      $ 17,970,000       $ (8,241,000)      $  9,768,000
                                            =========      ============      ============       ============       ============






------------------
(*) Less than $1,000



                       See notes to financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                      Nine Months Ended October 31,
                                                                                      -----------------------------
                                                                                         1999                 1998
                                                                                         ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                          (1,736,000)         (383,000)
     Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                     429,000           371,000
        Equity in loss of joint ventures                                                   64,000            52,000
        Minority interest                                                                  16,000                --
        Gain on exchange of debentures for preferred stock                                (69,000)               --
        Changes in:
           Accounts receivable                                                            (69,000)           64,000
           Other current assets                                                            64,000            54,000
           Other assets                                                                  (142,000)         (190,000)
           Accounts payable and accrued expenses                                          109,000          (532,000)
           Accounts payable and accrued expenses for litigation settlement              1,123,000                --
                                                                                         --------          --------
        Net cash used in operating activities                                            (211,000)         (564,000)
                                                                                      -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of business                                                                   --           (27,000)
     Loans to Reno Energy, LLC                                                           (109,000)         (164,000)
     Repayments of loan by Reno Energy, LLC                                               158,000            74,000
     Acquisition of equipment and leasehold improvements                                 (348,000)         (351,000)
     Deferred acquisition costs                                                          (162,000)         (295,000)
                                                                                      -----------       -----------
        Net cash used in investing activities                                            (461,000)         (763,000)
                                                                                      -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of preferred stock                                                234,000         2,190,000
     Proceeds from notes payable                                                               --            31,000
     Purchase of treasury shares                                                          (12,000)               --
     Payment of long-term debt                                                            (99,000)           (2,000)
     Proceeds from long-term debt                                                         130,000                --
     Dividends on preferred stock                                                        (179,000)         (123,000)
     Advances from joint ventures                                                          17,000                --
                                                                                      -----------       -----------
        Net cash provided by financing activities                                          91,000         2,096,000
                                                                                      -----------       -----------
NET INCREASE (DECREASE) IN CASH                                                          (581,000)          769,000
Cash - beginning of period                                                                776,000           319,000
                                                                                         --------          --------
     CASH - END OF PERIOD                                                             $   195,000       $ 1,088,000
                                                                                      ===========       ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                                           $    67,000       $    95,000

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCIANG ACTIVITIES                                    None              None


                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   NINE MONTHS ENDED OCTOBER 31, 1999 AND 1998
                                   (UNAUDITED)

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

NOTE 3 - ADDITIONAL CAPITAL

     On March 8, 1999 the holders of $509,000 of the Company's 9% Convertible Subordinated Debentures exchanged their debentures for 509 shares of the Company's 9% Series B Convertible Preferred Stock. As of October 31, 1999, $366,000 of the Convertible Subordinated Debentures remained outstanding. The exchange also resulted in an extraordinary gain of $69,000, which was reflected in the results for the nine months ended October 31, 1999.

     During the quarter ended April 30, 1999 the Company purchased for the treasury a total of 5,000 shares of its common stock. The total number of shares of common stock now in the Company's treasury is 7,600.

     On August 26, 1998, the Company granted to Energy Systems Investors, LLC, an option to acquire up to 888,888 shares of the Company's Series A Convertible Preferred Stock at an aggregate purchase price of approximately $8.0 million. Energy Systems Investors, LLC ("ESI"), a Delaware limited liability company, is controlled by Lawrence I. Schneider, a director of the Company. Each share of Series A Preferred Stock is currently convertible into four shares of Common Stock of the Company at a conversion price of $2.25 per share and carries a dividend of 9% per annum. On June 15, 1999, ESI exercised a portion of such option and acquired 27,778 shares of its Series A Convertible Preferred Stock for $250,000 ($9.00 per share). Net proceeds to the Company were $234,000. The remainder of the option remains open.

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   NINE MONTHS ENDED OCTOBER 31, 1999 AND 1998
                             (UNAUDITED) (CONTINUED)


NOTE 4 - CONTINGENCIES

     None


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Three Months and Nine Months Ended October 31, 1999 Compared to
               Three Months and Nine Months Ended October 31, 1998

RESULTS OF OPERATIONS

     Revenues for the three and nine month periods were as follows:


                                   Three Months Ended October 31,           Nine Months Ended October 31,
                              -------------------------------------     -------------------------------------
                                    1999                 1998                  1999                 1998
                              ----------------     ----------------     -----------------     ---------------
Energy Division                       $ 357,000            $ 538,000             $ 899,000         $ 1,311,000
Environmental Division                1,021,000              579,000             2,342,000           1,709,000
                                ----------------     ----------------     -----------------     ---------------
                                     $1,378,000           $1,117,000            $3,241,000         $ 3,020,000
                                ================     ================     =================     ===============




     Energy Division revenues decreased by approximately $181,000 or 34% in the three month period and approximately $412,000 or 31% in the nine month period, which resulted from a change in the rate basis. During 1998, the Company's Steamboat 1A facility was still under a contractual long term fixed rate schedule which provided higher rates than the current contractual rate schedule which uses fluctuating open market rates. In addition, the change from fixed rates to market rates was during the colder months which are typically the months of lowest revenue when the open market rates paid for electricity are the lowest of the year. Environmental Division revenues increased by 76% in the three month period and 37% in the nine month period, or approximately $442,000 and $633,000 respectively, as a result of expanded operations and new contracts in water treatment and oil recycling.

     Operating expenses, costs directly related to the production of revenues, were as follows:


                                  Three Months Ended October 31,              Nine Months Ended October 31,
                               --------------------------------------     -------------------------------------
                                     1999                 1998                  1999                 1998
                                ----------------     ----------------     -----------------     ---------------
Energy Division                        $167,000             $170,000             $ 527,000           $ 482,000
Environmental Division                  650,000              384,000             1,526,000           1,083,000
                                ----------------     ----------------     -----------------     ---------------
                                       $817,000             $554,000           $ 2,053,000         $ 1,565,000
                                ================     ================     =================     ===============


     Comparing 1999 to 1998, operating expenses for the Energy Division decreased 2% or approximately $3,000 in the three month period, and increased 9%, or approximately $45,000 in the nine month periods. Certain necessary equipment repairs made during the first six months of the year primarily accounted for the increase in the nine month period. In line with the Environmental Division's enlarged business operations and increased revenue, operating expenses increased 70% and 41%, or approximately $267,000 and $443,000, respectively.

     Depreciation charges previously reported as part of 1998 operating expenses in the Environmental Division have been reclassified to the Depreciation line in the Statement of Operations.

     Administrative expenses in the three and nine month periods were $503,000 and $1,445,000, respectively, in the current fiscal year as compared to $481,000 and $1,484,000, respectively, in the 1998 year.

     Material elements for the comparative periods were as follows:


                                  Three Months Ended October 31,             Nine Months Ended October 31,
                               --------------------------------------     -------------------------------------
                                     1999                 1998                  1999                 1998
                                ----------------     ----------------     -----------------     ---------------
Salaries and consulting                $195,000             $176,000             $ 607,000           $ 551,000
Steamboat royalties                      50,000               76,000               121,000             184,000
Legal and professional                   58,000               43,000               198,000             198,000
Insurance                                36,000               40,000               123,000             114,000
Corporate expenses                       60,000               65,000               138,000             166,000
State income taxes                       20,000                7,000                27,000               7,000
Other                                    84,000               74,000               231,000             264,000
                                ----------------     ----------------     -----------------     ---------------
                                       $503,000             $481,000           $ 1,445,000         $ 1,484,000
                                ================     ================     =================     ===============


     In September 1999, an agreement was reached in connection with litigation in which the Company has been involved, and as a consequence operating results for the nine months ended October 31, 1999 reflect a charge of $1,138,000. Details of the case may be found under Legal Proceedings, Part II, Item 1 of this Form 10-QSB.

     Depreciation expense, which includes amortization of goodwill, increased to $151,000 and $429,000 in the three and nine month periods ending October 31, 1999, respectively, compared to $130,000 and $371,000, respectively, in the same periods of 1998 due to increased investment in depreciable assets.

         Losses from Joint Ventures, Lehi Independent Power Associates, L.C. and Plymouth Cogeneration Limited Partnership, are detailed as follows:


                                    Three Months Ended October 31,             Nine Months Ended October 31,
                                --------------------------------------    -------------------------------------
                                     1999                 1998                  1999                 1998
                                ----------------     ----------------     -----------------     ---------------
Lehi                                    $13,000              $15,000              $ 44,000            $ 33,000
Plymouth                                 14,000                7,000                25,000              24,000
                                ----------------     ----------------     -----------------     ---------------
                                        $27,000              $22,000               $69,000             $57,000
                                ================     ================     =================     ===============


     The Company's net loss for the three and the nine month periods ended October 31, 1999 was $101,000 and $1,736,000, respectively, as compared to a net loss of $17,000 and $383,000, respectively, for the same periods a year earlier. The nine month increase of $1,353,000 was primarily a result of the non-operational one-time charge of $1,138,000 for the costs related to settlement of the litigation described in Legal Proceedings in this Form 10-QSB.

     The net loss in the nine months ended October 31, 1999 included an extraordinary gain of $69,000 from the exchange of a portion of the Company's Convertible Subordinated Debentures for Series B Convertible Preferred Stock.

     Dividends paid on preferred stock for the three and nine months of 1999 totaled $60,000 and $179,000, respectively, compared to $51,000 and $123,000, respectively, in the like periods of the previous year. The increase was due to the issuance of additional shares of Series A Preferred Stock in June 1999, and the issuance of shares of Series B Preferred Stock in March 1999.


LIQUIDITY AND CAPITAL RESOURCES

     At October 31, 1999 cash totaled approximately $195,000 as compared to $776,000 at January 31, 1999. The $581,000 decrease in cash, along with $91,000 from financing activities, was used to fund $211,000 of operating activities and $461,000 of investing activities.

     During the first nine months of 1999 the Company used $211,000 in operating activities compared with $564,000 used in operating activities in the like period last year. During the 1999 period accounts payable and accrued expenses increased by $109,000. In the 1998 period accounts payable and accrued expenses were reduced by $532,000, of which the payment of accrued royalties of $374,000 was the single largest item. In the current six month period accounts payable and accrued expenses for the litigation settlement amounted to $1,123,000. There was no similar provision in the 1998 period.

     The Company used $461,000 in investing activities in the first nine months of 1999 compared to $763,000 in the like period of 1998. Loans to Reno Energy decreased to $109,000 from $164,000 and repayments of such loans increased to $158,000 from $74,000. Costs of new equipment, primarily for the Environmental Division, totaled $348,000 in the first six months of 1999 compared to $351,000 in the 1998 period. Costs incurred in connection with pending acquisitions were $162,000 in the 1999 period compared to $295,000 in the same period in 1998.

     Cash provided by financing activities in the first nine months of 1999 was a net of $91,000, with $234,000 having been provided by the sale of additional Series A Convertible Preferred Stock to ESI as described in Note 3 to the Financial Statements. In the first nine months of 1999, the Company repurchased 5,000 shares of its Common Stock for $12,000. During the same period, $99,000 was applied to payment of long term debt. Dividends on preferred stock were $179,000 in the current year. In the first nine months of 1998 financing activities provided cash of $2,096,000 primarily from the sale of the Series A Convertible Preferred Stock to ESI in a private placement.

      During September 1999, the Company entered into an agreement for the settlement of litigation. The $900,000 settlement is due in November 2000, and bears an interest rate of 9%. At July 31, 1999 the Company recorded a charge of $1,138,000 which includes the settlement cost and related legal expenses.

     During October 1999 the Company extended certain outstanding warrants for the purchase of common stock by one year to October 31, 2000, resulting in a charge of $15,000.

     The Company's working capital was a negative $278,000 at October 31, 1999 compared to $784,000 at January 31, 1999.

YEAR 2000 COMPUTER ISSUE

     The Company has assessed the issues associated with the programming code in its existing computer systems with respect to a two-digit year value as the year 2000 approaches and believes its internal systems are in full compliance.

     In addition, the Company has communicated with its major suppliers and customers to determine their year 2000 compliance readiness and the extent to which the Company is vulnerable to any third party year 2000 issues. The Company believes that only Sierra Pacific Power Company ("Sierra"), to which the Company sells power from its Energy Division facilities, may be affected by the programming code problem to an extent that could have a material adverse effect on the Company. Sierra has assured the Company that its internal programs will be in compliance and that the interface with the Company's facilities is in compliance with year 2000 requirements. However, there can be no guarantee that the systems of other companies on whom the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. The Company continues to review possible contingency plans in this respect.

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

     No contingency plans are believed necessary in light of the assurances received from suppliers and customers.

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

                           PART II - OTHER INFORMATION


ITEM 1 - LEGAL PROCEEDINGS

     On March 1, 1997, the Company filed suit for declaratory judgement in the United States District Court for the Southern District of New York against ENVIRO PARTNERS, L.P. ET AL AND ENERGY MANAGEMENT CORPORATION in connection with a financing transaction in 1996 that was never consummated. Enviro Partners, L.P. and Energy Management Corporation filed a counter suit against the Company for damages amounting to $6 million based upon breach of contract in connection with the 1996 financing transaction. On September 17, 1999 the parties filed notice of an agreement in principle settling the action with the court, and the Company recorded a charge on its books at July 31, 1999 in the amount of $1,138,000, which includes the settlement amount of $900,000 and related legal costs. The agreement was executed effective September 1, 1999. In spite of the fact that it believed that the Company's position in the case would have prevailed, management concluded that the substantial additional costs associated with a trial, combined with the extensive consumption of management time and the uncertainty of outcome of a jury proceeding, made a settlement the prudent course of action.

ITEM 2 - CHANGES IN SECURITIES

       On November 15, 1999, after the end of the Company's third quarter, the Company issued an aggregate of 20,357 shares of common stock at a price of $1.15 per share to Theodore Rosen, Richard Nelson, Henry Schneider, Seymour J. Beder, all officers of the Company, in lieu of their respective salaries for the month of November 1999. The restricted shares were issued pursuant to the Company's 1998 Stock Option Plan.

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

     During the nine months ended October 31, 1999 the Company purchased for the treasury a total of 7,600 shares of its common stock, which remain in treasury.

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

ITEM 3- DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting of Stockholders of the Company on November 16, 1999, Evan Evans, Allen J. Rothman and Henry N. Schneider were elected as Class II directors, to serve for three year terms, and Richard T. Brandt was elected as Class I director, to serve for a one year term (5,235,389 votes were in favor, 47,475 votes against, and none withheld.) Richard H. Nelson, Howard Nevins, Theodore Rosen and Lawrence I. Schneider are the other directors whose terms of office continued after the meeting.

ITEM 5 - OTHER INFORMATION

     None.

ITEM 6 - EXHIBITS

     (a)    Exhibits

           27 --  Financial Data Schedule.

     (b)    Reports on Form 8-K

              None.

     Pursuant to the requirements of the Securities and exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned duly authorized


Dated: December 15, 1999

U. S. Energy Systems, Inc.



By: /s/ Richard H. Nelson
    ----------------------------------------
       Richard H. Nelson
       President and Chief Executive Officer



By: /s/ Seymour J. Beder
    ----------------------------------------
       Seymour J. Beder
       Chief Financial and Accounting Officer