Form 10KSB40
period 2000-01-31
U S ENERGY SYSTEMS INC
filed 2000-05-01
CIK 351917

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-KSB

(Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

         For the fiscal year ended January 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ____________

                         Commission File Number 0-10238


                            U.S. ENERGY SYSTEMS, INC.
--------------------------------------------------------------------------------
                       (Name of Registrant in its Charter)


             Delaware                                  52-1216347
     ------------------------                    ----------------------
     (State of Incorporation)                       (I.R.S. Employer
                                                 Identification Number)

     515 N. Flagler Drive
           Suite 702
     West Palm Beach, FL 33401                        (561) 820-9779
----------------------------------          ----------------------------------
(Address of Registrant's principal              (Issuer's telephone number,
     executive offices)                            including area code)


       Securities registered pursuant to Section 12(b) of the Act: None.

           Securities Registered pursuant to Section 12(g) of the Act:

                                                       Name of Each Exchange
          Title of Each Class                           On Which Registered
          -------------------                           -------------------

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

         Revenue for the Fiscal Year ended January 31, 2000: $4,715,000.

         The aggregate market value of the Common Stock held by nonaffiliates computed by reference to the closing sales price of the Common Stock of the registrant as of April 20, 2000 was approximately $26,000,000.

         Check whether issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act. [X].

         As of April 20, 2000 the number of outstanding shares of the registrant's Common Stock was 6,192,069. Transitional Small Business Disclosure Format (check one): Yes [X] No [ ]

         Documents Incorporated by Reference: Registrant intends to file its Definitive Proxy Statement for its 2000 Annual Meeting of Stockholders with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Form 10-KSB pursuant to Rule E(3) of the General Instructions for Form 10-KSB. Information from such Definitive Proxy Statement will be incorporated by reference into Part III, Items 10, 11 and 12 hereof.


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

ITEM 1.  DESCRIPTION OF BUSINESS

                                   THE COMPANY

GENERAL

         Our business is composed of two separate but interrelated divisions:

         o the Energy Division, which develops, owns and operates cogeneration and independent energy facilities, and

         o the Environmental Division, which furnishes environmental consulting and remediation services, recovers and recycles used motor and industrial oil, and processes waste water.

         U.S. Energy Systems, Inc. (the "Company"), was created in 1993 through the merger of Utility Systems Florida, Inc. ("USF"), and Cogenic Energy Systems, Inc. ("Cogenic"). Cogenic was originally incorporated in 1981 and filed for protection under Chapter 11 of the Bankruptcy Code in 1990. Pursuant to a USF proposed plan of reorganization, which was approved by the court in late 1993, USF merged into Cogenic. The resulting entity was renamed U.S. Envirosystems, Inc. In May 1996, the Company's name was changed to U.S. Energy Systems, Inc.

RECENT DEVELOPMENTS

         Richard H. Nelson, President of the Company since its inception, died suddenly on January 24, 2000. The Board of Directors of the Company appointed Mr. Lawrence I. Schneider, Chairman of the Company's Executive Committee, as interim President and Chief Executive Officer.

         On March 28, 2000 the Company announced its intention to acquire on a stock for stock basis SPARKenergy.com and its affiliated entities ("SPARKenergy"). SPARKenergy is a private, Midwestern holding company, with FERC-certified gas storage and gas transmission assets. SPARKenergy, with joint venture partners, is developing a 500 MW natural gas powered plant, which is expected to be operational in mid-2001.

         In November 1999, we entered into a four-month agreement with a consulting company affiliated with Lawrence I. Schneider, President, Chief Executive Officer and a Director, Henry Schneider, Vice-President and Director and Asher Fogel, a member of our Board of Directors. The agreement provided for the consultant to provide advisory and investment banking services in exchange for a fee of 7.5% of the face amount of financing received by us and warrants to purchase our common stock at an exercise price of $2.25. The number of warrants would be an amount equal to 10% of the total dollar amount raised. The consultant would also receive a fee for any mergers arranged by the consultant. The agreement expired in February, 2000.

         On April 12, 2000, the Company announced its intention to purchase an equity interest in Marathon Capital, L.L.C. a Bannockburn, IL company engaged in the financing of energy conservation projects, independent power production and renewable energy projects. Marathon's President is Richard T. Brandt, a member of our Board of Directors. In addition, our CEO, Lawrence I. Schneider, has an equity interest in Marathon. We also agreed to retain Marathon as a consultant to assist on negotiating and financing future projects.


ENERGY DIVISION

         Our Energy Division engages in the independent power plant ("IPP") industry as a project developer, owner and operator. IPPs produce electricity for sale to either direct end users or to regulated public electric utility companies ("Regulated Electric Companies"). Generally, IPPs have emerged as a result of recent federal and state laws promulgated to eliminate the monopoly previously held by Regulated Electric Companies over the production and sale of electric power in order to enhance competition among electricity providers.

         We believe that the power production industry is in the midst of a twofold change. The first is the movement towards increased competition, thereby producing savings to the consumer. The second is the effort to produce power with fewer harmful effects on the environment.

         To increase competition, in April 1996, the Federal Energy Regulatory Commission ("FERC") ordered all regulated electric companies to open their transmission lines to IPPs, thus allowing the wholesale purchase of power by regulated electric companies from distant independent producers. This process is known as wholesale wheeling and generally allows regulated electric companies to purchase electricity from IPPs more cheaply and efficiently than they might be able to produce electricity on their own. Often, these savings can be passed on to the end users. While federal regulation does not mandate that the transmission lines be opened for sale of power by IPPs directly to retail end users, many states have adopted these regulations, and others are expected to adopt them in the near future. This process is known as retail wheeling, which is similar in concept to competition among long distance telephone service providers.

         We believe that efforts to produce power through methods which create less pollution than traditional fossil fuel-burning engines and boilers, and which conserve the earth's depleting non-renewable energy sources by using less fuel, are becoming increasingly important issues. One method of producing power through "environmentally-friendlier" means is cogeneration. Cogeneration is the production of two or more energy forms (typically electricity and heat) simultaneously from the same fuel source. While producing electricity in a cogenerating system, heat that is otherwise wasted is recovered from the exhaust and/or engine coolants. This recovered heat can be used to replace heat which would otherwise be generated by conventional furnaces and boilers.

         Environmentally-friendly power production is also achieved by utilizing renewable fuel sources, which include geothermal, wind, solar, hydro, and waste products, including waste oil, waste wood and other biomass, or landfill gas. Our December 1996 acquisition of the two operating geothermal power plants known as Steamboat 1 and 1A, in Steamboat Hills, Nevada provided the Company's initial entry into this area of "green" power production. The further acquisition of Steamboat 2 and 3, as discussed below, will enhance this position.

         Geothermal power is considered to be one of the most environmentally-sound methods of producing electricity due to the fact that (1) there are virtually no atmospheric emissions or pollutants in the process, (2) the natural resource (water) is constantly returned to the earth thereby avoiding depletion of the underground aquifer water table, and (3) the heat source is the earth's natural magma layer rather than the conversion of a depletable fossil fuel. Geothermal power can be produced only where specific geological formations exist.

         We expect to explore further uses of geothermal resources to produce energy through the development of our Reno Energy Geothermal Heating District project in Reno, Nevada ("Reno Energy"). Reno Energy will use geothermal steam to heat fresh water in a contained loop which will be used for space heating and cooling in the Reno, Nevada area. In its initial phase, which will be completed in 2001, Reno Energy will pump geothermally-heated hot water to an industrial park located in South Meadows, Nevada, and to the Damonte Ranch commercial development, also located in South Meadows, Nevada. These facilities are located within a three mile radius of Reno, Nevada, and comprise approximately 40 million square feet of indoor heating and cooling requirements. We believe that Reno Energy, which is scheduled for completion in 2002, will be one of the largest district heating facilities in the United States.

         The construction and operation of power generation facilities require numerous permits, approvals and certificates from appropriate federal, state and local governmental agencies, as well as compliance with environmental protection legislation and other regulations. While we believe that we are in substantial compliance with all applicable rules and regulations and that the projects in which we are involved have the requisite approvals for existing operations and are operated as required by applicable laws, our operations and our projects require compliance with a varied and complex body of laws and regulations that both public officials and private individuals may seek to enforce. There can be no assurance that new or existing laws and regulations which would have a materially adverse affect would not be adopted or revised, nor can there be any assurance that we will be able to obtain all necessary licenses, permits, approvals and certificates for proposed projects or that completed facilities will comply with all applicable permit conditions, statutes or regulations. In addition, regulatory compliance for the construction of new facilities is a costly and time consuming process, and intricate and changing environmental and other regulatory requirements may necessitate substantial expenditures for permitting and may create a significant risk of expensive delays or significant loss of value in a project if the project is unable to function as planned due to changing requirements or local opposition.

ENVIRONMENTAL DIVISION

         Our acquisition of American Enviro-Services, Inc. in August 1997 marked our expansion into the environmental services field. While separate from our energy operations, the Environmental Division serves several of our complementary needs including environmental consultation and the recovery and recycling of waste motor oils which potentially can be used to fuel the Company's and third party power plants. We plan both to utilize the synergistic services of our Environmental Division in our energy operations and to expand this area of our business through internal growth and acquisitions. We believe that the environmental services field is an industry with growth potential, and one in which we can create a profitable market niche. We expect that AES will be the nucleus for our growth in this area.

         AES, from its beginnings as a waste oil recycler, has become a primary supplier of a broad range of environmental services in the mid-western United States, including environmental assessments, emergency response and environmental remediation. AES currently contracts with over 1,100 companies for the recovery, hauling and recycling of industrial waste oil and water. AES also contracts with local, state and federal governmental agencies and commercial businesses for the cleanup and remediation of oil spills and leaks, Phase I, II and III environmental assessments, environmental emergency response services, and other environmental and environmental-related services. At its facilities in Newburgh, Indiana, AES converts industrial waste substances into environmentally and ecologically sound fuel and cleans polluted soil and water. The result of AES' work, similar to that of the Company's Energy Division, is a cleaner, less-polluted environment. AES has also developed a system for recovery and reprocessing of oil from spills on inland waterways.

         We expanded our Environmental Division in January 1998, when we acquired Commonwealth Petroleum Recycling, Inc., a waste oil recycling company located in Shelbyville, Kentucky ("Commonwealth"). We believe that the acquisition of Commonwealth allows AES to service the entire region of north Kentucky and strengthens its market and operating position in the greater midwestern U.S. region.

         We believe that each of our facilities has all necessary operating permits and that each permit will be renewed at the end of its existing term. However, the issuance or renewal of any permit could include conditions requiring further capital expenditures or corrective actions. Although we also believe that each of our operating facilities complies in all material respects with the applicable governmental requirements, it may be necessary to expend considerable time, effort and money to keep existing or acquired facilities in compliance with applicable requirements, including new regulations, to maintain existing permits and approvals and to obtain the permits and approvals necessary to increase their capacity.

OPERATIONS

         ENERGY DIVISION

         STEAMBOAT 1 AND 1A GEOTHERMAL POWER PLANTS. Our 95%-owned subsidiary, Steamboat Envirosystems, LLC ("Steamboat LLC"), owns two geothermal power plants in Steamboat Hills, Nevada: Steamboat 1 and 1A.

         The remaining 5% of Steamboat LLC is owned by Far West Capital ("Far West"), from which we purchased the Steamboat Facilities. Steamboat 1 and 1A produce electricity through a binary system in which hot water from the earth's sub-strata magma is circulated in one closed loop, which heats inert gas in another closed loop. The heated gas is compressed and is used to drive the turbines which generate electricity. The geothermal water used in this process is reinjected into the earth to be re-heated.

         Under our agreement with Far West, we receive the first $1.8 million of annual net income of Steamboat LLC, 45% of net income over $1.8 million until December 2001, and 95% of annual net income over $1.8 million thereafter. The Steamboat Facilities must make royalty payments for steam extraction rights and also royalty payments equivalent to 30% of the net revenue of Steamboat 1 after limited deductions.

         Steamboat 1 and 1A were built in 1986 and 1988, respectively, by Far West and are managed by SB Geo, Inc. ("SB Geo"), a company in which the principals of Far West own a majority equity interest. We have contracted with SB Geo for its continued management services at prices which may not exceed charges for similar services which could be obtained from other sources.

         Steamboat 1 and 1A produce a combined eight megawatts of electric power which is sold under two power purchase agreements with Sierra Pacific Power Company ("Sierra"). The agreements required price adjustments at the end of the first ten years of operation to a rate equal to the cost to Sierra to produce one more kilowatt of power than it was currently producing, termed the "prevailing short term avoided cost". Ten years of operation for Steamboat 1 ended in December 1996, and the ten years for Steamboat 1A ended in December 1998. At each adjustment time, Sierra's short-term avoided cost was substantially lower than the rate then being paid.

         Together with the Nevada Geothermal Industry Council, an industry association comprised of several geothermal producers in Nevada, we filed an intervention with the Nevada Public Utilities Commission on hearings to determine the rates Sierra should pay for the purchase of electricity. We argued that the revenue we were receiving for Steamboat 1 power could be increased significantly either through adjustments in the rate from Sierra or, alternatively, selling our power outside of Sierra's territory under existing wheeling laws, with the consent of Sierra. On July 20, 1998, Sierra signed a stipulation committing to the use of market rates under the power purchase agreements. Market rates vary seasonally, but the annual average is more favorable to us than the filed tariff short term rates Sierra had been paying. This effectively raised the rates being paid for Steamboat 1 power as of July 1998 and for Steamboat 1A power as of December 1998 above Sierra's short-term avoided costs.

         Under the terms of the stipulation, we have presented a claim for $210,000 to Sierra for underpayments from December 1996 to July 1998, that arose from calculations at lower-than-market rates during that period. This claim is currently being negotiated, and there is no assurance that the Company will be successful in these efforts.

         STEAMBOAT 2 AND 3 GEOTHERMAL POWER PLANTS. As previously announced, we reached agreement in principle with Far West Capital, Inc. to acquire Far West's wholly owned subsidiary, Steamboat Development Corp., which owns the Steamboat 2 and 3 geothermal power plants and rights to the 600 acres of underlying geothermal resource fields. Steamboat 2 and 3 produce an aggregate of 40 megawatts of power. The original letter of intent has expired but the parties are continuing to negotiate towards a definitive agreement and the completion of the transaction. The plants, which are adjacent to the smaller Steamboat 1 and 1A power plants, were financed by General Electric Capital Corporation and produce approximately $12 million in annual sales under a long term contract for sale of power to Sierra Pacific Power Corp.

         PLYMOUTH STATE COLLEGE, NEW HAMPSHIRE. In 1994, we, through our wholly-owned subsidiary, Plymouth Envirosystems, Inc., acquired a 50% interest in Plymouth Cogeneration Limited Partnership ("Plymouth Cogeneration") which owns and operates a cogeneration plant producing 2.5 megawatts of electricity and 25 million BTUs of heat at Plymouth State College, in Plymouth, New Hampshire. The Plymouth Facility provides 100% of the electrical and heating requirements for the campus, which is a part of the University of New Hampshire system, under a 20-year contract expiring in 2014. The project, which cost $5.9 million to construct, consists of a combination of diesel engine-generators, heat recovery and supplemental boilers, and the complete civil works tying all campus buildings into a single heating loop. The project was financed through $5.1 million in State of New Hampshire tax exempt revenue bonds and $700,000 in equity before our acquisition of our interest. We paid a total of $636,000 in cash and 11,400 shares of its Common Stock in 1994 for our 50% interest.

         Our partners in Plymouth Cogeneration are Central Hudson Enterprises Corporation ("Central Hudson"), a wholly owned subsidiary of Central Hudson Gas & Electric Corporation of New York, and Independent Energy Corporation ("IEC"), a division of Equitable Resources, Inc. The project was completed in November 1994 and put into full commercial service in January 1995. IEC Plymouth, Inc., a wholly-owned subsidiary of IEC, runs the day-to-day operations of the Plymouth Facility and the management decisions are made by a committee which is composed of our representatives, IEC and Central Hudson.

         Because the power requirements at the college have increased, one of the engine-generators is being replaced with a new model providing increased production. All costs of this project will be borne by the college and completion is expected by July 2000. When the new unit is operational Plymouth Cogeneration will have increased earnings, 50% of which will flow through to us.

         LEHI COGENERATION PROJECT, UTAH. In January 1994, we through our wholly-owned subsidiary, Lehi Envirosystems, Inc. ("LEHI"), purchased a 50% equity interest in Lehi Independent Power Associates ("LIPA"), which owns a cogeneration facility in Lehi, Utah (the "Lehi Facility") and the underlying real estate, hardware and permits to operate the Lehi Facility. The Lehi Facility has been dormant since 1990, and we, together with our partners, have been exploring alternatives by which the Lehi Facility can begin operating.

         The Lehi facility originally had three engine generators capable of producing in the aggregate 17 megawatts of electrical output. One unit, which would have required extensive and costly repairs, was sold in December 1995. The two remaining units, totaling 10 megawatts, are capable of being placed in operation if a satisfactory purchase agreement for their output can be obtained. However, we have determined that we would obtain better results if these engines were replaced with combined cycle gas turbines of larger output and substantially greater efficiency. We are negotiating a joint venture with third parties to pursue these plans, however, we cannot assure you that an agreement with respect to such joint venture will be reached, or if reached, that the anticipated benefits will be realized.

         Under Title V of the Clean Air Act, which became effective in 1995, the Lehi facility must have an air quality permit from the Utah Division of Air Quality. It is expected that we will complete our application for this air quality permit by mid-2000. Once the application has been completed, the Utah Division of Air Quality customarily takes 90 to 120 days to issue the permit. We know of no reason why the air quality permit would not be issued. LIPA would not replace the generators until the air quality permit is secured and power purchase contracts can be arranged for the output of the plant. We believe that the industrial and population growth in the Lehi area will create a large future market for power. In addition, the wheeling rules make it possible for us to market the power to areas outside the immediate Lehi area.

         RENO ENERGY DISTRICT HEATING PROJECT. We have an 89.6% interest in USE Geothermal, LLC ("USE Geo"), which has loaned Reno Energy $1.7 million for use in providing engineering, design and financial services. The services will be provided in connection with a facility which will use geothermally-heated fresh water for space heating and cooling, as well as for process heating, for nearby developments, including an industrial park in South Meadows, Nevada. The Reno Facility is still in the planning and development stage. The Nevada Public Utilities Commission inssued its Compliance Order approval for the Reno Facility in November 1997, and the Washoe County Planning Commission issued its Special Use Permit for the Reno Facility in December 1997.

         The loan is evidenced by a convertible note which matures on April 10, 2027. The loan accrues interest at a rate of 12% per annum while the Reno Facility is being developed. However, the interest will be waived if USE Geo exercises its option to convert the loan into an equity interest in Reno Energy, or if Reno Energy pays all "operating period interest" in a timely manner. "Operating period interest" is the interest to be paid after the Reno facility has commenced commercial operations. At that time, Reno Energy will be required to pay interest on the loan based on a percentage, which is currently 50%, of
(1) Reno Energy's net cash flow from operations and (2) net cash proceeds from specified capital transactions, after payment of distributions to members of Reno Energy. USE Geo may convert the loan for no additional consideration into a 50% equity interest in Reno Energy at any time before the loan matures. The equity percentage will be adjusted proportionately in the event of additional funding of Reno Energy by USE Geo or Reno Energy's members before the exercise of the option to convert. The loan is secured by a first lien on all of the assets of Reno Energy and is personally guaranteed by Reno Energy's members.

         Such personal guarantees are, in turn, secured by a first lien and pledge of the respective guarantors' membership interest in Reno Energy.

         Final payment has been received on a $300,000 loan made by us to Reno Energy in December 1996 to fund pre-development expenses associated with the Reno project. Furthermore, a $275,000 loan made by us to Geo Energy, LLC, in December 1997 to fund site property acquisition has been repaid.

         The industrial park currently being developed in close proximity to the Reno facility is located on a 1,200 acre parcel and is expected to be developed within the next four to seven years. We anticipate that the park, which will contain commercial and industrial facilities, will create demand for space heating and cooling, as well as process heating. It is expected that all the buildings in the park, totaling approximately 30 million square feet of floor space, will be connected to the geothermal grid to meet their heating and cooling needs. In addition to the commercial park, the Reno Facility may provide heat for other developments in the area totaling an additional 10 million square feet.

         We currently expect that the Reno facility will have a pipeline with supply and return lines that would loop through the nearby industrial park. A binary hot water system with fresh water circulating through theloop will be used to minimize concerns associated with the direct use of geothermal brine, including scale build-up in the pipes, corrosion of pipes and equipment, and possible pollution of the ground in case of a spill. Fresh water will be heated in heat exchangers at the site where geothermal brine is extracted and reinjected. The heat thus provided may be sold at a discount from the cost of producing an equivalent amount of heat from conventional natural gas furnaces.

         We estimate that the construction, procurement and other costs associated with the commencement of operations of the Reno facility will be approximately $40 million. Such amount is expected to be financed through industrial revenue bonds or other conventional financing means. There is no assurance, however, that this financing can be obtained.

         ENVIRONMENTAL DIVISION

         On August 18, 1997, we acquired AES, thus entering the environmental services field. AES specializes in the recycling of used motor and industrial oils, waste water treatment, environmental counseling, remediation services and Phase I, II and III environmental assessments. AES also provides 24-hour emergency response services throughout the mid-western United States. On January 5, 1998, we acquired the assets of Commonwealth, which is currently operating as a division of AES under the AES name.

         ENVIRONMENTAL REMEDIATION. A large portion of the operations of our Environmental Division consists of environmental remediation, clean-up and monitoring. Examples of the projects currently in progress are the following:

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

         OIL AND WASTE RECOVERY AND RECYCLING. Our Environmental Division conducts oil and water recovery for approximately 1,100 clients, including service stations, garages, factories and other facilities that collect used motor and industrial oil and oily or contaminated water. Between its two facilities, AES has eight pump trucks and four tractor trailers to recover and haul these fluids back to its facilities for recycling or treatment. Oil is typically cleaned using heat and chemical processes which separate the elements and allow AES to remove metal deposits and other contaminants. Recycled oil is then stored in AES' aboveground tanks and sold to industrial users.

Contaminated water is also hauled to the AES facility. It is then chemically treated to remove harmful contaminants, and is disposed of in the municipal sewer. AES' clients typically pay AES to remove and treat their oily and contaminated water, which is otherwise difficult and costly to discard.

         AES is presently expanding its waste oil collection services into the southern Ohio area. This expansion includes the daily collection of used oil and industrial waters.

         EMERGENCY RESPONSE. AES conducts emergency response operations throughout the Indiana-Kentucky-Illinois area. Such operations include response to automobile, truck and waterway accidents which involve spilled fuel or other hazardous substances, and emergency underground tank spills or rescue operations. AES contracts with several local fire departments and emergency response technician teams, as well as insurance companies and trucking companies to handle these types of emergency situations. Our emergency response division has expanded and maintains fully trained and equipped personnel, including emergency medical technicians, to perform permitted confined space entry and confined space rescue. A confined space has limited or restricted means for entry or exit, and includes tanks, vessels, silos, storage bins, hoppers, vaults and pits. OSHA guidelines specify that such rescuers must be adequately equipped and trained to respond effectively to rescue calls. In our operational area we are the only company that meets these requirements. In addition, this division has embarked upon training its personnel in railcar response and cleanup.

         AES has recently expanded into the clean up and disposal of material from clandestine laboratories. The recent growth in illegal methamphetamine laboratories has provided new opportunities for emergency response services. AES has signed service contracts with state and federal enforcement agencies to clean up these sites.

COMPETITION

         ENERGY DIVISION

         There are approximately 150 companies nationwide currently involved in the IPP industry. The IPP industry is basically divided into three areas, based upon size or physical placement of facility:

         o        large power plants (over 50 megawatts);
         o        small to medium-sized power plants (3 to 50 megawatts); and
         o inside-the-fence plants (which can be of varying sizes, but usually under 50 megawatts).

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

         ENVIRONMENTAL DIVISION

         Our Environmental Division competes with several local and national companies in the areas of environmental services and oil and water recovery. Many of these companies are better capitalized than we are and have longer operating histories and larger client basis. Such companies include Safety Klean, Corp., a subsidiary of Laidlaw Environmental Services, Inc., and First Recovery, Inc., a subsidiary of Ashland Oil Company. In the Indiana-Kentucky-Illinois area, our Environmental Division competes with several small independent environmental companies, which offer regional environmental services.

EMPLOYEES

         At April 20, 2000, the Company, including its subsidiaries, employed approximately 40 full-and part-time personnel in its various locations. Not included are personnel at our geothermal power plants, provided under contract with the plant operator. We consider our relations with employees to be satisfactory.

GOVERNMENT REGULATION

         ENERGY DIVISION

         Under present federal law, the Company is not and will not be subject to regulation as a holding company under the Public Utility Holding Company Act ("PUHCA") as long as each power plant in which it has an interest is a qualifying facility (a "QF") as such term is defined under the Public Utility Regulatory Policy Act ("PURPA") or meets the criteria for another exemption. In order to be a QF, a facility must be not more than 50% owned by an electric utility or electric utility holding company. A QF that is a cogeneration facility must produce not only electricity but also useful thermal energy for use in an industrial or commercial process or heating or cooling applications in specified proportions to the facility's total energy output and must meet certain energy efficiency standards. Therefore, loss of a thermal energy customer could jeopardize a cogeneration facility's QF status. If one of the power plants in which we have an interest were to lose its QF status and not receive another PUHCA exemption, the project subsidiary or partnership could become a public utility company, which could subject us to various federal, state and local laws, including rate regulation. In addition, loss of QF status could allow the power purchaser to cease taking and paying for electricity or to seek refunds of past amounts paid and thus could cause the loss of some or all contract revenues or otherwise impair the value of a project. This could trigger defaults under provisions of the applicable project contracts and financing agreements. There can be no assurance that if a power purchaser ceased taking and paying for electricity or sought to obtain refunds of past amounts paid, the costs incurred in connection with the project could be recovered through sales to other purchasers.

         A geothermal plant will be a QF if it meets PURPA's ownership requirements and other standards. Each of Steamboat 1 and Steamboat 1A meets such ownership requirements and standards and is therefore a QF. However, QF status does not exempt an IPP from state utility law regulation in those states where the sale of electricity directly to an industrial or commercial customer is regulated as a retail sale. Most states currently do not regulate the sale of electricity from a QF to an inside-the-fence customer.

         The construction and operation of power generation facilities require numerous permits, approvals and certificates from appropriate federal, state and local governmental agencies, as well as compliance with environmental protection legislation and other regulations. With the exception of an air operating permit for the Lehi Facility, we believe that we are in substantial compliance with all applicable rules and regulations and that the projects in which we are involved have the requisite approvals for existing operations and are operated in accordance with applicable laws. However, our operations and our projects must at all times comply with a varied and complex body of laws and regulations that both public officials and private individuals may seek to enforce. There can be no assurance that new or existing laws and regulations which would have a materially adverse affect will not be adopted or revised, nor can there be any assurance that we will be able to obtain all necessary licenses, permits, approvals and certificates for proposed projects or that completed facilities will comply with all applicable permit conditions, statutes or regulations. In addition, regulatory compliance for the construction of new facilities is a costly and time consuming process, and intricate and changing environmental and other regulatory requirements may create a significant risk of expensive delays or significant loss of value in a project if the project is unable to function as planned due to changing requirements or local opposition.

         ENVIRONMENTAL DIVISION

         Governmental regulations applicable to our environmental division govern, among other things:


         o the handling of the substances we collect which are classified as hazardous or special wastes;
         o the operation of the facilities at which we store or process the substances we collect; and
         o the ultimate disposal of waste generated by us during processing of the substances we collect.

         An increase in governmental requirements for the treatment of any particular material generally increases the value of our services to customers, but may also increase our costs and risks of noncompliance. Various permits are generally required by federal and state environmental agencies for our recycling and oil and water processing facilities. Most of these permits must be renewed periodically and the governmental authorities involved have the power, under various circumstances, to revoke, modify or deny issuance or renewal of these permits. Zoning, land use and siting restrictions also apply to these facilities. Regulations also govern matters such as the disposal of residual wastes, operating procedures, stormwater and wastewater discharges, fire protection, worker and community right-to-know and emergency response plans. Water pollution regulations govern some of the operations at our facilities. Safety standards under the Occupational Safety and Health Act in the United States and similar laws are also applicable.

         Federal Department of Transportation regulations also apply to our operation of vehicles to transport the substances we collect, including licensing requirements for the vehicles and the drivers, vehicle safety requirements, vehicle weight limitations, shipment manifesting and vehicle placarding requirements. Governmental authorities have the power to enforce compliance and violators may face civil and criminal penalties. Private individuals may also have the right to sue to enforce compliance with certain of the governmental requirements.

         The services provided by our Environmental Division involve the collection, transportation, storage, processing, recycling and disposal of automotive and industrial nonhazardous fluids. We are also involved in the transportation and disposal of hazardous materials. In addition to being regulated as solid wastes, many of these materials are further regulated as hazardous wastes. Accordingly, we must comply with federal and state regulations governing solid wastes and transportation of hazardous wastes. The Resource Conservation and Recovery Act of 1976 ("RCRA") established a national program which classified various substances as hazardous wastes, established requirements for storage, treatment and disposal of hazardous wastes, and imposed requirements for facilities used to store, treat or dispose of such wastes. RCRA was amended in 1984 by the Hazardous and Solid Waste Amendments ("HSWA") which expanded the scope of RCRA to include businesses which generate smaller quantities of waste materials, expanded the substances classified as hazardous wastes by RCRA and prohibited direct disposal of those wastes in landfills thereby, in effect, requiring that the wastes be recycled, treated, or destroyed. Hazardous and solid waste regulations impose requirements which must be met by facilities used to store, treat and dispose of these wastes.

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

         The Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") was originally enacted in December 1980, and amended in 1986 by the Superfund Amendments and Reauthorization Act ("SARA"). CERCLA creates a fund of monies ("Superfund") which can be used by the EPA and state governments to clean up hazardous waste sites pending recovery of those costs from defined categories of "potentially responsible parties". Most EPA cleanup efforts are at sites listed or proposed for listing on the National Priorities List. Various states have also enacted statutes which contain provisions substantially similar to CERCLA. Generators and transporters of hazardous substances, as well as past and present owners and operators of sites where there has been a release of hazardous substances are made strictly, jointly and severally liable for the clean-up costs resulting from releases and threatened releases of CERCLA-regulated "hazardous substances." Under CERCLA, these responsible parties can be ordered to perform a clean-up, can be sued for costs associated with private party or public agency clean-up, or can voluntarily settle with the government concerning their liability for clean-up costs.

         Our Environmental Division has an internal staff of engineers, geologists, licensed water treatment plant operators, chemists and other environmental and safety professionals whose responsibility is to continuously improve the procedures and practices to be followed by us to comply with various federal, state and local laws and regulations involving the protection of the environment and worker health and safety and to monitor compliance.

RAISING OF ADDITIONAL CAPITAL AND NEGOTIATIONS FOR NEW PROJECTS

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

         On June 9, 1999 a $250,000 portion of the option was exercised, and 27,778 shares of Series A Convertible Preferred Stock were issued to Lawrence I. Schneider. The Board of Directors also approved the extension of the option exercise period to August 25, 2000.

         From February 1, 2000 to April 20, 2000 we received a total of $2,758,000 from the exercise of Warrants issued in connection with our public offering in December 1996, resulting in the issuance of 689,000 shares of our Common Stock. We also received $447,000 from the exercise of options, resulting in the issuance of 140,000 shares of our Common Stock.

         From time to time we evaluate acquisitions of new projects and companies in the energy and environmental service fields. Preliminary work has been done in connection with certain of these potential acquisitions and on March 28, 2000 we announced our intention to acquire, in exchange for shares of our Common Stock, SPARKenergy.com, a private, Midwestern holding company, which possesses FERC-certified gas storage and gas transmission assets. SPARKenergy, with joint venture partners, is also developing a 500 MW natural gas powered plant located in Cinergy's (ECAR) service territory comprising the nine east-central states. The plant is expected to be operational in mid-2001. SPARKenergy further plans to acquire Gas Power Systems, L.L.C. ("GPS"), which has developed a 1.2 MW natural gas-powered mini-turbine (called the Innovator Genset) that is designed to be delivered at a price substantially below competing units of similar size. These acquisitions are subject to the completion of due diligence definitive documentation.

         On April 12, 2000, we announced our intent to purchase an equity interest in Marathon Capital, L.L.C., a Bannockburn, IL company specializing in the financing of energy conservation projects, independent power production and renewable energy projects. Marathon's president is Richard T. Brandt, a member of our Board of Directors. In addition, our CEO, Lawrence I. Schneider, has an equity interest in Marathon. As currently contemplated, we will contribute 200,000 shares of Common Stock in exchange for a preferred equity security currently representing a 37.5% interest in Marathon. Marathon will also act as a consultant to assist us on negotiating and financing new projects. This will provide us with direct and significant financial expertise and access to new deals.

         We are negotiating joint ventures with third parties which would broaden our presence in the geothermal energy industry and which would enable the Lehi Facility to be expanded and put into operation.

ITEM 2.  DESCRIPTION OF PROPERTY

         Steamboat 1 and 1A are owned by our 95%-owned subsidiary, Steamboat LLC, and are located on a geothermal field in Steamboat Hills, Nevada. Steamboat 1 and 1A own buildings and improvements, generators, motors, switchgear and controls, production and injection wells and associated piping.

         The Plymouth Facility is owned by Plymouth Cogeneration, a Delaware partnership, of which we own 50%. Plymouth Cogeneration owns all the plant and equipment associated with the cogeneration project including the diesel engines, generators, three auxiliary boilers, switchgear, controls and piping. The New Hampshire state university system has two contracts with Plymouth Cogeneration: a 20-year lease on the equipment expiring in 2014 and a 20-year management contract expiring in 2014. Both contracts have escalation clauses. Because the power requirements at the college have increased, one of the engine-generators is being replaced with a new model providing increased production. All costs of this project will be borne by the college and completion is expected by July 2000. When the new unit is operational, we expect to have increased earnings from Plymouth Cogeneration, 50% of which will flow through to us.

         The Lehi Facility is owned by LIPA, a Utah limited liability company, of which we own 50%. The property includes two acres of land in Lehi, Utah, and all buildings, engine/generators, ancillary generating equipment, heat recovery equipment, switchgear and controls, storage tanks, spare parts, tools and permits. All costs associated with LIPA and the operation of the Lehi Facility, and all income which might be derived from sales of electric power, is divided pro-rata among us and the owners of the remaining 50% of LIPA.

         The AES facilities are located in Newburgh, Indiana and Shelbyville, Kentucky. The Newburgh facility is on a five and one-half acre property and the Shelbyville facility is on a two acre property. Both facilities include buildings, processing equipment, storage tanks, controls and related piping and are considered in satisfactory condition. There are mortgages on the buildings that totaled $267,000 at January 31, 2000. Management believes the plants are adequately covered by insurance.

         Our headquarters are in 3,000 square feet under a lease expiring in October 2005 in a commercial office building in West Palm Beach, Florida. We also lease from SB GEO regional offices in Reno, Nevada, on the site of the Steamboat facilities. We have no separate lease agreement for the Reno office space, but rental fees are included in the fees we pay to SB GEO for the operation and management of the Steamboat facilities.

         All our properties are in good condition and management believes that they are adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS

         On September 1, 1999 we settled our lawsuit in the United States District Court for the Southern District of New York against Enviro Partners, L.P. and Energy Management Corporation ("EMC") et. al., 97 Civ. 1748 (JFK), for $900,000. Enviro Partners and EMC had asserted demands against the Company for lost profits of up to $6 million. Payment in full of the $900,000 was completed in April 2000.

         We are engaged from time to time in other legal proceedings, which at this time, we do not expect to materially effect our business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At our annual meeting of stockholders on November 16, 1999, Allen J. Rothman, Evan Evans and Henry Schneider were reelected to the Board of Directors for terms ending in 2002, and Richard T. Brandt II was elected to a term ending in 2001. (Votes for all were 5,235,389 in favor, 47,475 opposed, no abstantions, and there were no broker non-votes). No other matters were voted on.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

         The Company's Common Stock trades on the Nasdaq SmallCap Market under the symbol USEY. The table below sets forth, for the periods indicated, the high and low sales prices for the Common Stock as reported by the Nasdaq SmallCap Market.


                                                                                               SALES PRICE
                                                                                           ------------------
                                                                                           HIGH           LOW
                                                                                           ----           ---
           Fiscal Year Ended January 31, 1999:
               First Quarter................................................              $2.25          $1.81
               Second Quarter...............................................               2.50           1.00
               Third Quarter................................................               1.50           0.75
               Fourth Quarter...............................................               3.31           1.00

           Fiscal Year Ended January 31, 2000:
               First Quarter................................................              $2.94          $2.00
               Second Quarter...............................................               3.47           2.31
               Third Quarter................................................               2.94           1.88
               Fourth Quarter...............................................               5.69           2.13



         The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On April 20, 2000, the last sale price of the Common Stock as reported on the Nasdaq SmallCap Market was $4.56.




PRICE RANGE OF WARRANTS

         The Company's warrants were issued December 6, 1996, and began trading on the Nasdaq SmallCap Market under the symbol USEYW. The following table sets forth, for the period indicated, the high and low sales prices for the Warrants as reported by the Nasdaq SmallCap Market.

                                                                                              Sales Price
                                                                                           ------------------
                                                                                           High           Low
                                                                                           ----           ---
           Fiscal Year Ended January 31, 1999:
                    First Quarter...........................................              $0.75          $0.38
                    Second Quarter..........................................               0.59           0.13
                    Third Quarter...........................................               0.19           0.03
                    Fourth Quarter..........................................               0.75           0.06

           Fiscal Year Ended January 31, 2000:
                    First Quarter...........................................              $0.5625        $0.3125
                    Second Quarter..........................................               0.5625         0.2813
                    Third Quarter...........................................               0.4688         0.2500
                    Fourth Quarter..........................................               1.7500         0.2813


         The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. On April 20, 2000, the last sale price of the Warrants as reported on the Nasdaq SmallCap Market was $1.59.

HOLDERS

         As of April 20, 2000 there were 600 holders of record of the Company's Common Stock. On the same date there were 24 holders of record of the Company's Warrants. The Company estimates that additional holders of Common Stock and Warrants in street name total approximately 2,000 and 200, respectively.

DIVIDENDS

         The Company has not paid cash dividends on the Common Stock and does not anticipate paying cash dividends on the Common Stock in the foreseeable future. The Series A Preferred Stock issued on March 23, 1998 accrues dividends at an annual rate of 9%, which have been paid in cash quarterly. The Series B Preferred Stock issued on March 8, 1999 accrues dividends at an annual rate of 9%, which are being paid monthly. No dividends may be paid on the Common Stock unless the Company is current with all dividend payments due on each series of preferred stock.

RECENT SALES OF UNREGISTERED SECURITIES

         On December 8, 1999, 187,234 shares of the Company's common stock were issued to Lawrence I. Schneider in lieu of fees owed for consulting services in the amount of $275,000. This represented a 50% discount from the market price at the time, but are instead included in the financial statements as deferred financing costs at 90% of the quoted market price.

         On November 15, 1999, four officers of the Company, in an effort to conserve cash, agreed to be paid in the common stock of the Company in lieu of cash, resulting in the issuance of 16,287 shares. These were issued at a 50% discount from the market price at the time, but are included in the financial statements as compensation expense at 100% of the quoted market price.

         On June 9, 1999 a $250,000 portion of the option to purchase shares of Series A Convertible Preferred Stock was exercised and 27,778 shares of Series A Convertible Preferred Stock were issued to Lawrence I. Schneider. The Board of Directors also approved the extension of the option exercise period to August 25, 2000.

         On March 8, 1999, the Company issued 509,088 shares of Series B Preferred Stock in exchange for $509,088 of 9% Convertible Subordinated Debentures. Each share of Series B Preferred Stock is convertible at the option of the holder into 275 shares of Common Stock of the Company.

         On March 23, 1998, the Company raised $2.25 million in a private placement of 250,000 shares of Preferred Stock with Energy Systems Investors. All of the purchasers involved were qualified investors as defined under the Securities Act of 1933, as amended (the "Securities Act"). Each share of Series A Preferred Stock is currently convertible into four shares of Common Stock of the Company at a conversion price of $2.25 per share, and carries a dividend of 9% per annum. The Series A Preferred Stock votes with the Common Stock on a ratio equal to the per share purchase price of the Series A Preferred Stock ($9.00) divided by the conversion price (currently $2.25), which presently equates to four votes for every share of Series A Preferred Stock. Energy Systems Investors also holds a one year option to acquire up to an additional $8.0 million of Series A Preferred Stock on the same terms and conditions. No placement agent or broker was used in connection with this sale.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF OPERATIONS

GENERAL

         The Company treats its investments in its LEHI and Plymouth subsidiaries on the equity method, therefore the revenues and expenses of LEHI and Plymouth are not included in its Statement of Operations. Condensed financial information on the LEHI and Plymouth joint ventures may be found in the Notes to Financial Statements.

RESULTS OF OPERATIONS

         YEAR ENDED JANUARY 31, 2000 ("FISCAL 1999") COMPARED TO YEAR ENDED JANUARY 31, 1999 ("FISCAL 1998")

         Fiscal 1999 revenues increased by 12% or $520,000 over Fiscal 1998, reflecting a decrease in revenues of the Energy Division and an increase in revenues of the Environmental Division. Revenues of the Energy Division decreased from $1,776,000 in Fiscal 1998 to $1,318,000 in Fiscal 1999 due almost entirely to the fact that rates paid for power produced by Steamboat 1A had been contractually higher until December 1998, at which point they changed to market rates. Revenues of the Environmental Division increased from $2,419,000 in Fiscal 1998 to $3,397,000 in Fiscal 1999 primarily as a result of the expansion in its water and oil treatment business.

         Costs and expenses in Fiscal 1999, exclusive of litigation settlement costs, increased by $1,085,000 to $5,842,000 from $4,757,000 in the prior year. Expenses of the Environmental Division increased by $502,000 due to increased operations. Also, contributing to increased costs and expenses was a $441,000 write-off of deferred acquisition costs.

                                                                      Energy           Environmental
                                                                     Division            Division
                                                                    ---------          ------------
             Operating expense ................................     $ 686,000           $2,131,000
             Selling, general and administrative expenses......       257,000              458,000
             Depreciation and amortization.....................       166,000              383,000



         Operating expenses, which are the costs directly relating to revenues, totaled $2,817,000 for Fiscal 1999 as compared to $2,266,000 for Fiscal 1998. Operating expenses for the Energy Division were $686,000 for Fiscal 1999 compared to $637,000 for Fiscal 1998. Operating expenses for Fiscal 1999 for the Environmental Division totaled $2,131,000 compared to $1,629,000 for Fiscal 1998, as a result of the division's increased operations.

         Included in general and administrative expenses were payroll costs and consulting fees of $843,000 in Fiscal 1999 compared to $721,000 in Fiscal 1998. The increase was due primarily to the increased staffing required to support the Company's growth. Legal and professional fees totaled $658,000 in Fiscal 1999, an increase of $443,000 from Fiscal 1998, attributable to the write-off of previously deferred acquisition costs. We reviewed the deferred costs of acquisition of the Steamboat 2 and 3 properties and related energy assets and decided that certain costs did not relate to the acquisition in its present form. The acquisition, however, is proceeding and is expected to be completed during the second quarter of 2000.

         Litigation costs increased from $47,000 in Fiscal 1998 to $932,000 in Fiscal 1999 as a result of the settlement of the lawsuit against Enviro Partners and EMC for $900,000 (see "Legal Proceedings").

         Depreciation and amortization expenses increased from $499,000 in Fiscal 1998 to $579,000 in Fiscal 1999 primarily due to the increased equipment levels in the Environmental Division.

         Interest income decreased to $143,000 in Fiscal 1999 from $299,000 in Fiscal 1998 as a result of the lower cash balances carried by the Company in Fiscal 1999. The decrease in interest expense from $141,000 in Fiscal 1998 to $115,000 in Fiscal 1999 was due primarily to the exchange of $509,000 of Subordinated Convertible Debentures for Series B Preferred Stock in March 1999.

         After the death of Richard H. Nelson on January 24, 2000, the Company recorded a receivable for insurance proceeds of $1,000,000 under a life insurance policy, and has accrued the estimated costs of the items that are expected to be paid to his estate, resulting in income, net of costs and expenses, of approximately $600,000.

         As a result of the foregoing items, the net loss of the Company, before dividends on preferred stock, increased to $1,468,000 in Fiscal 1999 from $569,000 in Fiscal 1998.

LIQUIDITY AND CAPITAL RESOURCES

         In March 1998 the Company raised $2.25 million in a private placement of 250,000 shares of its Series A Preferred Stock. Furthermore, at the Company's annual stockholders meeting on August 26, 1998, the stockholders approved the grant of an option for an additional 888,888 shares of the Company's Series A Preferred Stock at an aggregate purchase price of approximately $8.0 million. The Series A Preferred Stock is more fully described under "Raising of Additional Capital and Negotiations for New Projects." An additional $250,000 was provided in March 1999 through the partial exercise of the option, resulting in the issuance of 27,778 shares of Series A Preferred Stock. The time period for exercising the remaining $7.75 million was extended to August 25, 2000.

         The Company has received $2,758,000 since February 1, 2000 for the exercise of 689,000 warrants. We received an additional $447,000 for the exercise of outstanding stock options, resulting in the issuance of 140,000 shares of Common Stock.

         At January 31, 2000 cash totaled approximately $301,000 as compared to $776,000 at January 31, 1999. The $475,000 decrease in cash, along with $51,000 from financing activities, was used to fund $101,000 in operating activities and $425,000 in investing activities.

         During the year ended January 31, 2000, we used $101,000 in operating activities compared with $490,000 used in operating activities in the same period a year earlier. The exchange of $509,000 of Subordinated Convertible Debentures for 509 shares of Series B Convertible Preferred Stock resulted in a gain of $69,000 during Fiscal 1999. The net loss for Fiscal 1999 included the write-off of $441,000 in deferred acquisition costs. The current year also included net proceeds from life insurance of $600,000. During Fiscal 1999 we incurred charges totaling $61,000 for the extension of certain outstanding options for the purchase of Common Stock by one year to October 31, 2000, and the payment of salaries in common stock in lieu of cash. In Fiscal 1999, accounts and notes receivable decreased by $308,000 while in Fiscal 1998 accounts receivable increased by $83,000. All other assets in Fiscal 1999 increased by $184,000 as compared to a decrease of $11,000 in Fiscal 1998. Accounts payable and accrued expenses in Fiscal 1999 decreased by $175,000 while in Fiscal 1998 there was a decrease of $92,000. In the year ended January 31, 2000 provision for payment of the settlement of the litigation was $900,000. The decrease in accounts payable and accrued expenses for Fiscal 1998 included the payment in full of previously accrued royalties of $374,000.

         We used $425,000 in investing activities in the year ended Fiscal 1999 compared to $1,210,000 in Fiscal 1998. We made new loans to Reno Energy totaling $154,000 in Fiscal 1999 compared to $198,000 in Fiscal 1998. Repayments of loans owed by Reno Energy, LLC totaled $384,000 in Fiscal 1999 compared to $100,000 in Fiscal 1998. We used cash of $170,000 for additional deferred acquisition costs in the year ended January 31, 2000. In Fiscal 1998, $668,000 was used for this purpose.

         Cash provided by financing activities in Fiscal 1999 was a net of $51,000, with $250,000 having been provided by the additional issuance of Series A Convertible Preferred Stock as a result of the partial exercise of the option held by ESI. In Fiscal 1998 cash of $2,190,000 was provided from the sale of the Series A Convertible Preferred Stock to ESI in a private placement. In Fiscal 1999 we repurchased 5,000 shares of our Common Stock for $12,000. In the previous year we had repurchased 2,600 shares of our Common Stock for $3,000. Dividends on Preferred Stock during Fiscal 1999 totaled $263,000 compared to $174,000 in Fiscal 1998 as a result of the issuance of the additional Series A and Series B Preferred Stock during the year.

         As of January 31, 2000 we had $366,000 in aggregate principal amount of our 9% Convertible Debentures outstanding. We also had $300,000 outstanding under a line of credit with Old National Bank in Evansville, Indiana, bearing interest at 9% per annum.

         Pre-construction work on Reno Energy is continuing, with the necessary initial permits granted. We estimate that we will spend up to $100,000 in such pre-construction work. We expect institutional lenders to finance the estimated $40 million construction price of the project, though there is no assurance that such financing will be available. We believe that Reno Energy can become an income producing property in the future.

         Our working capital deficit was $255,000 at January 31, 2000 compared to a surplus of $784,000 at January 31, 1999. During the next twelve months we anticipate positive cash flows from both the Energy Division and the Environmental Division along with proceeds from the option and warrant exercises will be sufficient to meet working capital needs. However, there is no assurance that we will receive the anticipated cash flows and proceeds.


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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

                                   Management

         Mr. Richard Nelson, who had been President and Chief Executive Officer of the Company since November 1993, died suddenly on January 24, 2000.

         Our directors and executive officers are presently as follows:

     Name                         Age                 Position
     ----                         ---                 --------
     Theodore Rosen               74                  Chairman of the Board of Directors
     Lawrence I. Schneider        63                  President, Chief Executive Officer, Chairman
                                                      of the Executive Committee
                                                      and Director.
     Howard A. Nevins             44                  Executive Vice President and Director
     Henry Schneider              34                  Vice President and Director
     Seymour J. Beder             73                  Secretary, Treasurer and Chief Financial Officer
     Burton Joel Ahrens           62                  Director
     Richard T. Brandt II         43                  Director
     Evan Evans                   73                  Director
     Asher E. Fogel               50                  Director
     Stanleigh G. Fox             53                  Director
     Allen J. Rothman             43                  Director



         THEODORE ROSEN. Mr. Rosen has been Chairman of the Board of Directors since November 1993. Since June 1993, Mr. Rosen has been Managing Director of Burnham Securities. He was Senior Vice President of Oppenheimer & Co. from January 1991 to June 1993, and was Vice President of Smith Barney & Co. from 1989 to 1991. Mr. Rosen also currently serves as a director of Waterhouse Investors Cash Management Co., an investment management company engaged in management of money market mutual funds. Mr. Rosen holds a BA degree from St. Lawrence University and did graduate work at both Albany Law School and Columbia University School of Business.

         LAWRENCE I. SCHNEIDER. Mr. Schneider has served as President and Chief Executive Officer of our Company since January 24, 2000 and has been a member of Board of Directors and Chairman of the Executive Committee since March 1998. Mr. Schneider is also the manager of Energy Systems Investors, LLC and has been associated with numerous corporations through the years, including Newpark Resources, Inc., a company involved with oil field environmental remediation, where he was Chairman of the Executive Committee. Mr. Schneider wasalso a partner in Sassower, Jacobs and Schneider, a member firm of the New York Stock Exchange. He holds his BS degree from New York University. Mr. Schneider is the father of Henry Schneider.

         HOWARD A. NEVINS. Mr. Nevins has been Executive Vice President of our Environmental Division and a Director of our Company since August 1997. Mr. Nevins has wide ranging experience in the fields of mineral exploration, chemical operations and environmental compliance. In 1985, he founded Trey Explorations, Inc., a land exploration and development drilling company which presently operates 80 oil and gas wells in the Illinois Basin. In 1990, he co-founded Midwest Custom Chemicals, Inc., a manufacturer and international distributor of specialty chemicals used for oil and water demulsification, specializing in used oil recycling. In 1994, he co-founded both Quality Environmental Laboratories, Inc. and America Enviro-Services, Inc., the latter company which was acquired by the Company in August 1997. Mr. Nevins remains on the boards of Midwest Custom Chemicals and Quality Environmental Laboratories. Mr. Nevins is a Certified Professional Geologist, past president of the Indiana-Kentucky Geological Society, past Chairman of the Society of Petroleum Engineers (Illinois Basin) and is currently on the boards of both the Illinois Oil & Gas Association and the Independent Oil Producers. He is also on the Advisory Council of the Indiana Department of Natural Resources. Mr. Nevins received his BS degree in Geology from Western Michigan University in 1978.

         HENRY SCHNEIDER. Mr. Schneider, a member of Energy Systems Investors, LLC, was appointed Vice President for Development in March 1998 and was appointed a Director of our Company in December 1998. From 1986 to 1988, Mr. Schneider was an associate at Drexel Burnham Lambert specializing in taxable institutional fixed income products and portfolio strategies. From 1989 to 1994, Mr. Schneider was an associate with S & S Investments and Wood Gundy, specializing in mergers, acquisitions and corporate restructuring. From 1994 to 1996, Mr. Schneider was a principal of Global Capital Resources, Inc., a private merchant bank. Since 1996, Mr. Schneider has been a private investor. He has been involved in arranging acquisitions and funding for the telecommunications, energy, apparel, airline, financial and garage industries. Mr. Schneider holds an Economics degree from Tufts University and a Master of Business Administration from Boston University. Mr. Schneider is the son of Lawrence I. Schneider.

         SEYMOUR J. BEDER. Mr. Beder has been our Secretary, Treasurer and Chief Financial Officer since November 1993. From 1970 through 1980 he was Chief Financial Officer for Lynnwear Corporation, a textile company, and from 1980 to September 1993, Mr. Beder was president of Executive Timeshare, Inc., a provider of executive consulting talent. Mr. Beder is a Certified Public Accountant, and a member of the New York State Society of Certified Public Accountants and the American Institute of Certified Public Accountants. Mr. Beder received his BA degree from City College of New York.

         BURTON JOEL AHRENS was appointed to the Board of Directors of our Company in April, 2000. Since 1992 he has been President of Edgehill Corporation, a diversified venture capital and money management company. He has been a director of several public and private corporations, and is currently a Director of USIR Capital, L.L.C.,President and a Director of Cryogenic Tadoptr Corp., Co-Manager of Maple Leaf Energy Group, L.L.C. and Chairman and a Director of ACTI, L.L.C. Mr. Ahrens received his B.A. degree from Cornell University in 1959, and his J.D. from Yale Law School in 1962, where he was an Editor of the Yale Law Journal. He began his law career with Cravath, Swaine & Moore, and for 20 years was the founding Senior Partner of Feit & Ahrens, specializing in oil and gas and venture capital matters. He was consultant to Senator Russell Long, Chairman of the Senate Finance Committee, on energy-related matters. He has appeared as an expert witness on energy matters domestically and in an International Court of Arbitration. He has been active in a number of pro bono activities, including Chairman Emeritus of the Northeastern region of AIPAC, former President of the American Friends of Haifa University and the Executive Committee of the Yale Law School Association.

         RICHARD T. BRANDT II. Richard Brandt has been a Director of our Company since November 1999. He is the Chairman and Chief Executive Officer of Marathon Capital, LLC, a Chicago based financing company specializing in the origination, processing and financing of non-conforming commercial loans and leases. Prior to founding Marathon in 1999, Mr. Brandt served as the Senior Vice President and General Manager of the Vendor Financial Services unit of Transamerica Distribution Finance. During his tenure at Transamerica, Mr. Brandt created a dedicated Energy Financing Group, which provided capital for energy equipment retrofit projects as well as various other small and medium energy related project financing situations. Prior to his employment with Transamerica in 1997, Mr. Brandt held senior positions in several other niche financing companies including, Prime Capital, Inc., Lessor Capital Services and Dana Commercial Credit. He holds an undergraduate degree in economics from Oberlin College and an MBA from the University of Chicago.

         EVAN EVANS. Mr. Evans has been a Director since August 1995. Since 1983 he has been chairman of Holvan Properties, Inc. ("Holvan"), a real estate developer, and was managing director of Easco Marine, Ltd. from 1983 to 1988. Also, from 1985 to 1986 Mr. Evans was general manager of Belgian Refining Corporation ("BRC"), under a contract between BRC and Holvan, and from 1992 to 1996, Mr. Evans was a director of BRC. From 1981 to 1983 he was vice president of Getty Trading and Transportation Company and president of its subsidiary, Getty Trading International, Inc. From 1970 to 1981 Mr. Evans was vice president and member of the board of directors of United Refining Corp ("URC"). Mr. Evans also currently serves as a director of Holvan, and since 1997 has been a director of URC. Mr. Evans received his BS degree in Mathematics from St. Lawrence University and his BS in Civil Engineering from M.I.T.

         ASHER E. FOGEL. Mr. Fogel was appointed to the Board of Directors in December 1998, and was elected to a full term at the annual meeting of stockholders in November 1999. From 1985 to 1997 Mr. Fogel held senior positions at Citicorp in London and New York specializing in corporate finance, capital markets and investment advice and was a Managing Director of Citicorp Securities, Inc. For twelve years before joining Citicorp Mr. Fogel held a number of positions in Bank or America and Samuel Montagu & Co. In June 1997, Mr. Fogel founded Dovertower Capital, a merchant banking boutique providing corporate finance services in the United States and international markets. Mr. Fogel holds a BA in Economics and an MBA from Hebrew University.

         STANLEIGH G. FOX was elected to the Board of Directors on March 22, 2000. Mr. Fox is Managing Partner of the Fossil Power Business Unit of Harza Engineering Company, Chicago, Illinois. Harza Engineering Company, founded in 1920, is a $175 million energy engineering and consulting company, ranked number 11 in power on the Engineering News Record top 500 Engineering Companies. Mr. Fox has over 30 years of experience in engineering and project management of the design of power generation facilities. Mr. Fox is a Registered Professional Engineer in Illinois, holds an MBA from Dominican University and a BA in Engineering from Iowa State University. He is a member of the American Society of Mechanical Engineers, the Consulting Engineer Council of Illinois, the Illinois Society of Professional Engineers, the National Society of Professional Engineers and the Western Society of Engineers.

         ALLEN J. ROTHMAN. Mr. Rothman has been a member of the Board of Directors since January 1997. Mr. Rothman is a partner with the law firm of Robinson, Brog, Leinwand, Greene, Genovese & Gluck P.C. in New York with whom he has been associated since January 1996. Mr. Rothman specializes in corporate, finance and real estate law. Prior to joining Robinson Brog, he was associated with several New York law firms. Mr. Rothman received his BA degree from Columbia University and his JD degree from Harvard University.

COMMITTEES

         The Company's Audit Committee is comprised of Messrs. Henry Schneider, Evan Evans and Asher E. Fogel. The Audit Committee met twice in 1999.

         The Company's Executive Committee is comprised of Messrs. Lawrence Schneider, Theodore Rosen and Alan Rothman. The Executive Committee met 12 times in 1999.

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


ITEM 10. EXECUTIVE COMPENSATION

         The information contained under the caption "Executive Compensation" to appear in the Definitive Proxy Statement for the 2000 Annual Meeting of Stockholders (the "Annual Meeting Proxy Statement") is incorporated herein by reference.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information contained under the caption "Security Ownership of Certain Beneficial Owners and Management" to appear in the Annual Meeting Proxy Statement is incorporated herein by reference.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information contained under the caption "Certain Relationships and Related Transactions" to appear in the 2000 Annual Meeting Proxy Statement is incorporated herein by reference.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K


         a. EXHIBITS.


         Exhibit
         Number                          Description
         ------                          -----------
          2.1        Merger Agreement by and between the Company, AES Merger
                     Corp., American Enviro-Services, Inc., and the Shareholders
                     of American Enviro-Services, Dated as of August 4, 1997 (3)

          3.1 Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware (1)

          3.2        By-Laws of the Company (2)

          3.3        Articles of Organization of Steamboat Envirosystems, L.C. (1)

          4.1        Specimen Stock Certificate (1)

          4.2        Form of Warrant (1)

          4.3        Form of Warrant Agreement (1)

          4.4        Form of Representative's Purchase Option (1)

          4.5        Certificate of Designation of Series A Convertible
                     Preferred Stock of the Company as filed with the Secretary of State of Delaware on March 23, 1998 (4)

          4.6        Certificate of Designation of Series B Convertible
                     Preferred Stock of the Company as filed with the Secretary of State of Delaware (5)

         21.1        Subsidiaries of the Company

         23.1        Consent of Richard A. Eisner & Company, LLP

         27          Financial Data Schedule


----------


(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-94612).
(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended January 31, 1994.
(3) Incorporated by reference to the Company's Current Report on Form 8-K dated August 12, 1997.
(4) Incorporated by reference to the Company's Current Report on Form 8-K filed on March 26, 1998.
(5) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended January 31, 1999.


         b. REPORTS ON FORM 8-K

         No reports on Form 8-K were filed during the Quarter Ended January 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      U.S. ENERGY SYSTEMS, INC.


May 1, 2000                           By: /s/ SEYMOUR J. BEDER
                                         --------------------------------------
                                         Seymour J. Beder
                                         Chief Financial and Accounting Officer



                    Signature                                      Title                               Date
                    ---------                                      -----                               ----
          /s/ TEHODORE ROSEN
          -----------------------------            Chairman of the Board of Directors             April 30, 2000
                 Theodore Rosen

                                                   President and Chief Executive                  April 30, 2000
          /s/ LAWRENCE I. SCHNEIDER                  Officer (Principal Executive
          -----------------------------              Officer), Chairman of Executive
              Lawrence I. Schneider                  Committee
                                                     and Director

         /s/ SEYMOUR J. BEDER                      Chief Financial and Accounting                 April 30, 2000
         ------------------------------              Officer (Principal Financial and
                Seymour J. Beder                     Accounting Officer)

          /s/ HENRY SCHNEIDER
          -----------------------------            Director                                       April 30, 2000
                 Henry Schneider

          /s/ HOWARD NEVINS
          -----------------------------            Director and Executive Vice President          April 30, 2000
                  Howard Nevins

          /s/ BURTON JOEL AHRENS
          -----------------------------            Director                                       April 30, 2000
               Burton Joel Ahrens

          /s/ RICHARD T. BRANDT II
          -----------------------------            Director                                       April 30, 2000
              Richard T. Brandt II

          /s/ EVAN EVANS
          -----------------------------            Director                                       April 30, 2000
                   Evan Evans

          /s/ ASHER E. FOGEL
          -----------------------------            Director                                       April 30, 2000
                 Asher E. Fogel

          /s/ STANLEIGH G. FOX
          -----------------------------            Director                                       April 30, 2000
                Stanleigh G. Fox

          /s/ ALLEN J. ROTHMAN
          -----------------------------            Director                                       April 30, 2000
                Allen J. Rothman




                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES



                                    CONTENTS


                                                                                                                        Page
                                                                                                                        ----
CONSOLIDATED FINANCIAL STATEMENTS

   Independent auditors' report.......................................................................................  F-2

   Balance sheet as of January 31, 2000...............................................................................  F-3

   Statements of operations for the years ended January 31, 2000 and 1999.............................................  F-4

   Statements of changes in stockholders' equity for the years ended January 31, 2000 and 1999........................  F-5

   Statements of cash flows for the years ended January 31, 2000 and 1999.............................................  F-6

   Notes to financial statements......................................................................................  F-7


                          INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
U.S. Energy Systems, Inc.
West Palm Beach, Florida


         We have audited the accompanying consolidated balance sheet of U.S. Energy Systems, Inc. and subsidiaries as of January 31, 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of U.S. Energy Systems, Inc. and subsidiaries as of January 31, 2000, and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period then ended in conformity with generally accepted accounting principles.



                                              Richard A. Eisner & Company, LLP

New York, New York
April 7, 2000

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements



                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                                 January 31,
                                                                                     2000
                                                                                 ------------
ASSETS
Current assets:
    Cash                                                                         $    301,000
    Accounts receivable (less allowance for doubtful accounts $15,000)                532,000
    Notes receivable - current portion                                                 20,000
    Other current assets                                                              352,000
    Life insurance claim receivable                                                 1,001,000
                                                                                 ------------
      Total current assets                                                          2,206,000

Property, plant and equipment, net                                                  5,881,000
Notes receivable, less current portion                                              1,752,000
Accrued interest receivable                                                           459,000
Investments in joint ventures:
    Lehi Independent Power Associates, L.C                                            886,000
    Plymouth Cogeneration Limited Partnership                                         470,000
Deferred acquisition costs, net                                                       397,000
Deferred financing costs                                                              480,000
Goodwill, net                                                                       1,796,000
Other assets                                                                           27,000
                                                                                 ------------
                                                                                 $ 14,354,000
                                                                                 ============

LIABILITIES
Current liabilities:
    Current portion of long-term debt                                            $    169,000
    Notes payable - bank                                                              300,000
    Accounts payable and accrued expenses                                             717,000
    Payable to estate of former officer                                               375,000
    Litigation settlement payable                                                     900,000
                                                                                 ------------
      Total current liabilities                                                     2,461,000

Long-term debt, less current portion                                                  384,000
Convertible subordinated debentures                                                   366,000
Advances from joint ventures                                                           90,000
      Total liabilities                                                             3,301,000
                                                                                 ------------
Minority interests                                                                    559,000
                                                                                 ------------

Contingencies (Note L)

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, authorized 10,000,000 shares:
    Series A, 9% cumulative, convertible, issued and outstanding 277,778
      shares (liquidation value of $2,613,000)                                          3,000
    Series B, 9% cumulative, convertible, issued and outstanding 509 shares                --
Common stock, $.01 par value, authorized 50,000,000 shares; issued and
    outstanding 5,364,124 shares                                                       54,000
Treasury stock, 7,600 shares of common stock at cost                                  (15,000)
Additional paid-in capital                                                         18,425,000
Accumulated deficit                                                                (7,973,000)
                                                                                 ------------
      Total stockholders' equity                                                   10,494,000
                                                                                 ------------
                                                                                 $ 14,354,000
                                                                                 ============


                       See notes to financial statements

               U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        Year Ended January 31
                                                                    -----------------------------
                                                                        2000              1999
                                                                    -----------       -----------
Revenues                                                            $ 4,715,000       $ 4,195,000
                                                                    -----------       -----------

Costs and expenses:
     Operating expenses                                               2,817,000         2,266,000
     Administrative expenses                                          2,446,000         1,992,000
     Litigation settlements and costs                                   932,000            47,000
     Depreciation and amortization                                      579,000           499,000
                                                                    -----------       -----------
                                                                      6,774,000         4,804,000
                                                                    -----------       -----------

Loss before other income (expense) and extraordinary item            (2,059,000)         (609,000)
Interest income                                                         143,000           299,000
Interest expense                                                       (115,000)         (141,000)
Equity in loss of joint ventures                                       (100,000)          (98,000)
Minority interest                                                        (6,000)          (20,000)
Life insurance proceeds, net of costs and expenses                      600,000                --

Loss before extraordinary item                                       (1,537,000)         (569,000)
Extraordinary gain from early extinguishment of debt  (Note J)           69,000                --
                                                                    -----------       -----------

NET LOSS                                                             (1,468,000)         (569,000)
Dividends on preferred stock                                           (263,000)         (174,000)
                                                                    -----------       -----------
LOSS APPLICABLE TO COMMON STOCK                                     $(1,731,000)      $  (743,000)
                                                                    ===========       ===========

LOSS PER SHARE OF COMMON STOCK - BASIC AND DILUTED:
     LOSS BEFORE EXTRAORDINARY ITEM                                 $     (0.34)      $     (0.14)
     EXTRAORDINARY ITEM                                             $      0.01                --
                                                                    -----------       -----------
     NET LOSS                                                       $     (0.33)      $     (0.14)
                                                                    ===========       ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                            5,185,546         5,158,005
                                                                    ===========       ===========



                   See notes to financial statements

INSERT STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED JANUARY 31, 2000 AND 1999

                      U.S. ENERGY SYSTEMS AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
                       FOR THE YEAR ENDED JANUARY 31, 2000




                                                       Preferred Stock - Series A             Preferred Stock - Series B
                                                       ----------------------------           --------------------------

                                                         Number                                 Number
                                                       of Shares            Amount            of Shares        Amount
                                                       ---------           --------           ---------      -----------
BALANCE - JANUARY 31, 1998

Cash paid for fractional shares

Shares issued in connection with
     private placement offering                          250,000       $      3,000

Shares purchased for treasury

Dividends on preferred stock

Net loss for the year ended
     January 31, 1999
                                                       ---------           --------           ---------      ------------
BALANCE - JANUARY 31, 1999                               250,000              3,000                 --                 --

Cash paid for fractional shares

Shares purchased for treasury

Debentures exchanged for
     preferred stock                                                                           $   509                 (*)

Compensatory warrant modification

Shares issued for compensation

Shares issued as financing fee (Note K(1))

Shares issued in connection with private
    placement offering, net of financing costs            27,778                 (*)

Net loss for the year ended
     January 31, 2000

Dividends on Preferred Stock:
     Series A
     Series B
                                                       ---------           --------           ---------      ------------
BALANCE - JANUARY 31, 2000                               277,778           $  3,000                509       $         --
                                                       =========           ========           =========      ============




                                                         Treasury Stock                Common Stock
                                                       ---------------------     ----------------------

                                                       Number                      Number
                                                        Shares       Amount      of Shares       Amount
                                                       -------      --------     ---------      -------
BALANCE - JANUARY 31, 1998                                                         5,160,609      $51,000

Cash paid for fractional shares                                                           (4)

Shares issued in connection with
     private placement offering

Shares purchased for treasury                             (2,600)    $ (3,000)

Dividends on preferred stock

Net loss for the year ended
     January 31, 1999

                                                       ---------      --------     ---------      -------
BALANCE - JANUARY 31, 1999                                (2,600)       (3,000)    5,160,605       51,000

Cash paid for fractional shares                                                           (2)

Shares purchased for treasury                             (5,000)      (12,000)

Debentures exchanged for
     preferred stock

Compensatory warrant modification

Shares issued for compensation                                                        16,287

Shares issued as financing fee (Note K(1))                                           187,234        3,000

Shares issued in connection with private placement offering, net of financing costs

Net loss for the year ended
     January 31, 2000

Dividends on Preferred Stock:
     Series A
     Series B
                                                       ---------      --------     ---------      -------
BALANCE - JANUARY 31, 2000                                (7,600)     $(15,000)    5,364,124      $54,000
                                                       =========      ========     =========      =======









                                                        Additional
                                                         Paid-in          Accumulated
                                                         Capital            Deficit                Total
                                                        -----------       -----------          ------------
BALANCE - JANUARY 31, 1998                              $  15,454,000      $ (5,936,000)       $  9,569,000

Cash paid for fractional shares                                                                         --

Shares issued in connection with
     private placement offering                                               2,187,000           2,190,000

Shares purchased for treasury                                                                        (3,000)

Dividends on preferred stock                                 (174,000)                             (174,000)

Net loss for the year ended
     January 31, 1999                                                          (569,000)           (569,000)
                                                        -------------       -----------         -----------
BALANCE - JANUARY 31, 1999                                 17,467,000        (6,505,000)         11,013,000

Cash paid for fractional shares                                                                          --

Shares purchased for treasury                                                                       (12,000)

Debentures exchanged for
     preferred stock                                          433,000                               433,000

Compensatory warrant modification                              15,000                                15,000

Shares issued for compensation                                 46,000                                46,000

Shares issued as financing fee (Note K(1))                    493,000                               496,000

Shares issued in connection with private
    placement offering, net of financing costs                234,000                               234,000

Net loss for the year ended
     January 31, 2000                                                        (1,468,000)         (1,468,000)

Dividends on Preferred Stock:
     Series A                                                (217,000)                             (217,000)
     Series B                                                 (46,000)                              (46,000)
                                                        -------------       -----------         -----------
BALANCE - JANUARY 31, 2000                                $18,425,000       $(7,973,000)        $10,494,000
                                                        =============       ===========         ===========



(*) Less than $1,000



                       See notes to financial statements

                  U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                          Year Ended January 31,
                                                                                     -----------------------------
                                                                                        2000               1999
                                                                                     -----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                          (1,468,000)         (569,000)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                     579,000           499,000
       Equity in loss of joint ventures                                                  100,000            98,000
       Minority interest                                                                   6,000            20,000
       Gain from exchange of debentures for preferred stock                              (69,000)               --
       Write off of deferred acquisition costs                                           441,000                --
       Gain on life insurance claim, net                                                (600,000)               --
       Compensatory stock and option grants                                               61,000                --
       Changes in:
          Accounts receivable, trade                                                     231,000           (83,000)
          Notes receivable, trade                                                         77,000                --
          Other current assets                                                             3,000           (79,000)
          Other assets                                                                  (187,000)           90,000
          Accounts payable and accrued expenses                                         (175,000)         (466,000)
          Litigation settlement payable                                                  900,000                --
                                                                                     -----------       -----------
             Net cash used in operating activities                                      (101,000)         (490,000)
                                                                                     -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Loans to Reno Energy, LLC                                                           (154,000)         (198,000)
    Repayments of loan by Reno Energy, LLC                                               384,000           100,000
    Acquisition of equipment and leasehold improvements                                 (485,000)         (437,000)
    Investment in joint ventures                                                              --            (7,000)
    Deferred acquisition costs                                                          (170,000)         (668,000)
                                                                                     -----------       -----------
             Net cash used in investing activities                                      (425,000)       (1,210,000)
                                                                                     -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                                                               --           100,000
    Payment of long-term debt                                                           (136,000)         (100,000)
    Proceeds from long-term debt                                                         179,000           128,000
    Proceeds from issuance of preferred stock                                            250,000         2,190,000
    Purchase of treasury shares                                                          (12,000)           (3,000)
    Dividends on preferred stock                                                        (263,000)         (174,000)
    Advances from joint ventures                                                          33,000            16,000
                                                                                     -----------       -----------
             Net cash provided by financing activities                                    51,000         2,157,000
                                                                                     -----------       -----------

NET INCREASE (DECREASE) IN CASH                                                         (475,000)          457,000
Cash - beginning of period                                                               776,000           319,000
                                                                                     -----------       -----------
CASH - END OF YEAR                                                                   $   301,000       $   776,000
                                                                                     ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for interest                                                           $    91,000       $   315,000

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCIANG ACTIVITIES:
    Debentures exchanged for preferred stock                                         $   433,000                --
    Common stock issued as financing fee                                             $   496,000                --
    Amortization of deferred financing costs                                         $    16,000                --



                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2000



NOTE A    THE COMPANY

         U.S. Energy Systems, Inc. and subsidiaries (collectively the "Company") is in the business of owning, developing and operating cogeneration and independent power plants through a subsidiary and through joint ventures. The Company, also provides environmental and remedial services which include collecting and recycling used motor and industrial oils and waters.

NOTE B  --  SIGNIFICANT ACCOUNTING POLICIES

         Significant accounting policies followed in the preparation of the financial statements are as follows:

                  (1) CONSOLIDATION. The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated balance sheet. Income attributable to the minority interest for the year ended January 31, 1999 was insignificant.

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

                  (5) PER SHARE DATA. Basic and diluted loss per share are computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the years. In arriving at income available to common stockholders, preferred stock dividends have been deducted. Potential common shares have not been included due to their anti-dilutive effect.

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

                  (7) REVENUE RECOGNITION. Environmental and remedial services - revenue on cost plus fixed fee jobs is recognized as costs are incurred using the time and material method. Revenues from jobs that are based on fixed bids are recognized based on the proportion of cost incurred to date to the total estimated contract cost. Costs are recognized as incurred.

         Cogeneration and independent power plants - revenues are recognized upon delivery of power to a customer.

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                  (8) FAIR VALUES OF FINANCIAL INSTRUMENTS. The estimated fair value of financial instruments has been determined based on available market information and appropriate valuation methodologies. The carrying amounts of cash, accounts receivable, other current assets, accounts payable and royalties payable approximate fair value at January 31, 2000 because of the short maturity of these financial instruments. The estimated carrying value of the notes receivable, notes payable - bank, mortgage and equipment notes payable and the convertible subordinated secured debentures approximate fair value because the interest rates on these instruments approximate the market rates at January 31, 2000. The fair value estimates were based on information available to management as of January 31, 2000.

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

NOTE C  --  SUBSIDIARIES AND AFFILIATES

         (1) AMERICAN ENVIRO-SERVICES, INC. In August 1997, the Company completed the acquisition of American Enviro-Services, Inc. ("AES"), a provider of environmental and remedial services, for $2,774,000 including acquisition costs of $276,000.

         The acquisition was accounted for as a purchase.

         (2) COMMONWEALTH PETROLEUM RECYCLING, INC. In January 1998, the Company, through its subsidiary AES, completed the acquisition of Commonwealth Petroleum Recycling, Inc. ("Commonwealth") for $384,000, including acquisition costs of $51,000. Commonwealth also provides environmental and remedial services.

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

         The Steamboat facilities are subject to certain royalty agreements which include royalty payments for steam extraction rights. In addition, one facility is required to make royalty payments equivalent to thirty percent of its net revenue after certain deductions, Royalty expense for the years ended January 31, 2000 and 1999 were $227,000 and $247,000, respectively.

         (4) USE GEOTHERMAL, LLC (FORMERLY NRG COMPANY, LLC). The Company has invested $1,970,000 in USE Geothermal, LLC ("USE GEO"), for an 89.57% ownership interest . USE GEO is involved in the development of a geothermal heating project (the "Reno Project") with Reno Energy LLC ("Reno Energy"), a Nevada limited liability company.

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTE D -- NOTES RECEIVABLE


         Notes receivable consist of the following:

         Convertible loan (a)..........................   $1,752,000
         First loan (b)................................       20,000
                                                          -----------
                                                           1,772,000
         Less current portion..........................       20,000
                                                          -----------
                                                          $1,752,000
                                                          ===========


----------

(a) A Convertible loan agreement between USE GEO and Reno Energy at an interest rate of 12% per annum maturing on April 10, 2027. The loan is convertible into a 50% equity interest in Reno Energy. The percentage is subject to pro rata adjustment in the event of additional funding of the Reno Project. The loan is collateralized by a first lien on all assets of Reno Energy and guaranteed by Reno Energy's members. Additional advances made to Reno Energy have not effected the 50% conversion feature. At January 31, 2000, accrued interest on this note approximately amounting to $459,000 is included in other assets on the balance sheet.
(b) Loan granted by the Company to Geo Energy (a Company affiliated with Reno Energy) in the original principal amount of $275,000. The loan and accrued interest thereon was repaid except for $20,000 which bears interest at 10% and is due on November 20, 2000.

NOTE E  --  PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at January 31, 2000:

        Land................................................  $    78,000
        Building............................................      863,000
        Steamboat Power Plants..............................    4,284,000
        Equipment...........................................      834,000
        Leasehold improvements..............................       51,000
        Office equipment and furnishings....................      122,000
        Vehicles............................................      660,000
                                                              -----------
                                                                6,892,000
        Less accumulated depreciation.......................   (1,011,000)
                                                              -----------
                                                              $ 5,881,000
                                                              ===========

NOTE F  --  INVESTMENTS IN JOINT VENTURES

         (1) LEHI INDEPENDENT POWER ASSOCIATES, L.C. ("LIPA"). Lehi Envirosystems, Inc. ("LEHI"), a wholly owned subsidiary of the Company, owns a 50% equity interest in LIPA, which owns a cogeneration project (the "Project") located in Lehi, Utah. From the date of LEHI's investment through January 31, 2000, the Project has not been in operation.

      The operating agreement of LIPA provides for, among other matters, the allocation of the net profits and net losses to the owners in proportion to their ownership interest. The agreement also provides for additional contributions totaling $875,000 to be divided proportionately by the owners in the event that any modification, as

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES provided, is required to bring the Project back to full operational condition. LIPA terminates in January 2024, unless sooner dissolved by certain conditions as set forth in the operating agreement.

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

                  LIPA        -- buildings                  25 years

                              -- machinery and equipment     3 years

                  Plymouth    -- plant                      16 years

         (4) The following is summarized financial information of LIPA and PCLP as of December 31, 1999 and for each of the two-years in the period then ended:

                                                                    December 31, 1999
                                                             -----------------------------
                                                                 LIPA              PCLP
                                                             -----------       -----------
Current assets ........................................      $    53,000       $   348,000
Property, plant and equipment at cost (net) ...........          257,000         4,426,000
Other assets ..........................................                          1,052,000
                                                             -----------       -----------
   Total assets .......................................          310,000         5,826,000
Current liabilities ...................................          (41,000)         (465,000)
Long-term debt ........................................                         (4,543,000)
                                                             -----------       -----------
Equity ................................................      $   269,000       $   818,000
                                                             ===========       ===========
Share of equity in joint ventures .....................      $   134,000       $   409,000
Investments in joint ventures in excess of equity .....          752,000            61,000
                                                             -----------       -----------
   Total investments in joint ventures ................      $   886,000       $   470,000
                                                             ===========       ===========


                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                                                                                 Year Ended December 31,
                                                          -----------------------------------------------------------------
                                                                       LIPA                                 PCLP
                                                          -----------------------------       -----------------------------
                                                              1999              1998              1999              1998
                                                          -----------       -----------       -----------       -----------
     Revenue .......................................      $     7,000                         $ 1,292,000       $ 1,219,000
                                                          ===========                         ===========       ===========
     Net income (loss) .............................      $   (25,000)      $     6,000       $   (57,000)      $   (84,000)
                                                          ===========       ===========       ===========       ===========
     Equity in net income (loss) ...................      $   (12,000)      $     3,000       $   (29,000)      $   (42,000)
     Amortization of purchase price over equity ....          (55,000)          (55,000)           (4,000)           (4,000)
                                                          -----------       -----------       -----------       -----------
     Net loss from joint ventures ..................      $   (67,000)      $   (52,000)      $   (33,000)      $   (46,000)
                                                          ===========       ===========       ===========       ===========


NOTE G  --  NOTE PAYABLE  --  BANK

         At January 31, 2000, AES owed Old National Bank, $300,000, the full amount of its line of credit. The line bears a variable interest rate of prime plus 0.5%, (9.00%) at January 31, 2000. The line of credit is collateralized by AES's accounts receivable, inventory and equipment.


NOTE H  --  LONG-TERM DEBT

         Long-term debt, all incurred by AES, consisted of the following at January 31, 2000:

               Mortgage payable, U.S. Small Business Administration, 4%, $447
                  per month, due November, 2017 (A) ...........................      $ 67,000
               Mortgage payable, Old National Bank, prime plus .5%, $3,266
                  per month, due February, 2017 (A) ...........................       206,000
               Notes payable, various, 6.9% - 9.5%, $13,975  per month, due
                  August 2000 to March 2003, collateralized by all the assets of AES  280,000
                                                                                     --------
                                                                                      553,000
               Less current portion ...........................................       169,000
                                                                                     --------
                                                                                     $384,000
                                                                                     ========


(A)    Collateralized by AES land and building

         As of January 31, 2000, future annual maturities are as follows:

               2001 .......................      $169,000
               2002 .......................       123,000
               2003 .......................        69,000
               2004 .......................        32,000
               2005 and thereafter ........       159,000
                                                 --------
                                                 $552,000

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTE I  --  INCOME TAXES

         Deferred taxes at January 31, 2000 consist of the following:

         Deferred tax assets:
            Potential benefit of operating loss carryforward ....      $ 2,290,000
            Expenses not yet deductible for tax purposes ........          119,000
                                                                       -----------

                                                                         2,409,000
            Valuation allowance .................................       (2,409,000)
                                                                       -----------
                                                                       $         0
                                                                       ===========


         The Company has fully reserved against the deferred tax asset since the likelihood of realization cannot be determined.

         The difference between the statutory tax rate of 34% and the Company's effective tax rate of 0% is due to an increase in the valuation allowance of $770,000 in 2000 and $64,000 in 1999 to offset the potential tax benefit attributable to the increases in operating loss carryforwards, resulting from the losses in each year.

         At January 31, 2000, the Company has net operating loss carryforwards expiring through 2020. Under Section 382 of the Internal Revenue Code, the Company is subject to annual limitation on utilization of its net operating loss carryforwards because of an ownership change of more than 50% that occurred upon the public offering in December 1996. This annual limitation is approximately $150,000 plus any built-in gains recognized in the five year period beginning on the date of the ownership change. After giving recognition to this limitation, the net operating loss carryforwards available to be utilized by the Company of approximately $5,019,000, plus any recognized built in gains, expire as follows:

          JANUARY 31,
             2002                          $     750,000
             2003                                150,000
             2004                                150,000
             2005                                150,000
             2007                                124,000
             2009                                 19,000
             2010                                607,000
             2011                                150,000
             2012                                565,000
             2013                                545,000
             2019                                496,000
             2020                              2,019,000
                                           -------------
                                           $   5,725,000
                                           =============


NOTE J  --  CONVERTIBLE SUBORDINATED SECURED DEBENTURES

      The Convertible Subordinated Debentures (the "Debentures") bear interest at 9% per annum and are due on January 25, 2004. The Debenture holders are entitled to a portion of the Company's share of net profits of LIPA, as defined (approximately 12% at January 31, 2000). The Debentures are collateralized by the outstanding shares of LEHI and are subordinated to senior indebtedness. The Company has the option to redeem the Debentures at 102% of principal, plus unpaid and accrued interest. The conversion rate of the Debentures is $8.00 per share (45,750 shares of common stock).

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

      The Company made an exchange offer to its debenture holders under which the principal amount of the holders' notes would be exchanged for shares of the Company's Series B 9% Convertible Preferred Stock ("Series B Preferred"). Holders of 58% of the debentures accepted the offer, and on March 8, 1999, the Company issued 509 shares of Series B Preferred in exchange for $509,000 in principal amount of the Debentures. The exchange resulted in a gain of $69,000 net of $7,000 in related expenses. The Series B Preferred pays an annual dividend at 9% and each share is convertible into 275 shares of the Company's common stock.


NOTE K  --  STOCKHOLDERS' EQUITY

(1) PREFERRED STOCK. On March 23, 1998, the Company issued 250,000 shares of its Series A convertible preferred stock, par value $0.01 per share for $2,250,000 ($9.00 per share). Each share of preferred stock is convertible into four shares of common stock, subject to certain anti-dilutive adjustments upon the occurrence of certain events, and is entitled to a cumulative dividend of 9% per annum, in cash or shares of common stock of the Company. The Company may redeem the preferred stock after March 1, 2001, and may require the conversion of the preferred stock to common stock after March 1, 2006.

      Each share of preferred stock is entitled to the number of votes equal to $9.00 divided by the conversion price as of the record date, currently four votes per preferred share. The liquidation value of each share of preferred is equal to $9.00 plus accrued dividends, whether or not declared. The preferred will have a preference on liquidation equal to the liquidation value ($2,613,000 at January 31, 2000). Dividends accrued of $113,000 are included in accounts payable in the accompanying balance sheet.

      The Company had granted an option to Energy Systems Investors, LLC ("ESI"), an entity controlled by its President. The option is for the purchase of 888,888 shares of the Company's Series A Convertible Preferred Stock at $9 per share ($8,000,000). The expiration date of the option was extended by one year to August 26, 2000 in consideration for ESI exercising a portion of the option and acquiring 27,778 shares for $250,000 on June 14, 1999.

      In connection with the option, the Company agreed to pay its President a fee of 6.25% on the $8 million to be invested. The fee was to be paid in cash, however, the parties agreed to satisfy the obligation by the Company issuing 187,234 shares of common stock value at $496,000 (10% discount to quoted market price) which it recorded as deferred financing costs. The Company charged the portion ($16,000) of the deferred 27,778 shares under the option. The unamortized portion of the deferred financing costs will be charged to expense if the Company does not raise additional capital by the expiration of the option.

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

         (3) 1997 STOCK OPTION PLAN The 1997 Stock Option Plan (the "1997 Plan") provides for the granting of nonstatutory options to purchase up to 1,000,000 shares of common stock to officers, employees, directors and consultants of the Company. The 1997 Plan has substantially the same terms and provisions as the 1996 Plan.

         (4) 1998 EXECUTIVE INCENTIVE COMPENSATION PLAN. In August 1998, the Company adopted the 1998 Executive Incentive Compensation Plan (the "1998 Plan"). The 1998 Plan provides for the granting of stock

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES options, stock appreciation rights, restricted stock, deferred stock and other stock related awards and incentive awards that may be settled in cash, stock or property. The 1998 Plan is intended to supersede the 1997 Plan and the 1996 Plan (the "Preexisting Plans"). Under the 1998 Plan, 1,500,000 shares of common stock may be subject to the granting of awards, plus the number of shares with respect to shares previously granted under the Preexisting Plans that terminate without being exercised, and the number of shares that are surrendered in payment of any awards or tax withholding requirements. The Board of Directors, on March 22, 2000, voted to present to the next annual meeting of stockholders its recommendation that this number be increased to 5,000,000 shares.

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

       Stock option activity is summarized as follows:

                                                                         Year Ended January 31,
                                                          --------------------------------------------------
                                                                   2000                       1999
                                                          ---------------------       ----------------------
                                                                       Weighted                    Weighted
                                                                        Average                    Average
                                                                       Exercise                    Exercise
                                                            Shares       Price          Shares       Price
                                                          ---------    --------       ---------    ---------
     Options outstanding at beginning of year...........  1,829,100    $  3.08        1,289,600     $ 4.16
     Granted (1)........................................    847,950       2.86          589,500       2.43
     Cancelled..........................................    (54,850)      3.28          (50,000)      3.91
                                                          ---------                   ---------
     Options outstanding at end of year.................  2,622,200       2.94        1,829,100       3.08
                                                          =========                   =========
     Options exercisable at end of year.................  2,111,725       2.94        1,754,100       3.11
                                                          =========                   =========




      The following table presents information relating to stock options outstanding at January 31, 1999:

                                Options Outstanding                                  Options Exercisable
              -----------------------------------------------------------           --------------------
                                                                Weighted
                                                   Weighted     Average                         Weighted
              Range of                              Average     Remaining                       Average
              Exercise                             Exercise      Life in                        Exercise
               Price                 Shares          Price        Years             Shares        Price
              --------               ------        --------      --------           ------      --------
      $2.00 - $2.50.........        1,392,500       $2.41         4.8              1,314,500       $2.41
      2.875 - 3.00..........          794,950        2.89         9.0                362,475        2.88
      3.25 - 3.875..........           86,000        3.86         2.9                 86,000        3.86
      4.00..................          265,000        4.00         3.0                265,000        4.00
      8.00..................           83,750        8.00         0.7                 83,750        8.00
                                    ---------                                      ---------
                                    2,622,200                     5.7              2,411,725
                                    =========                                      =========


      As of January 31, 2000, a total of 204,550 options are available for future grant.

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

      The weighted average fair value of options at date of grant for grants during the year ended January 31, 2000 and 1999 was $1.45 and $0.90 per option, respectively. Additionally, on December 9, 1998 the Company repriced 589,000 outstanding stock options. The fair value of the repriced options was $1.53 per option. The fair value of the options at date of grant was estimated using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

                                                                                         Year Ended
                                                                                          January 31,
                                                                                    ----------------------
                                                                                    2000              1999
                                                                                    ----              ----
     Risk-free interest rates............................................       5.17 - 6.02%      4.39 - 5.55%
     Expected option life in years ......................................          3.00               5.70
     Expected stock price volatility.....................................           .76                .70
     Expected dividend yield.............................................          0.00%              0.00%


      Had the Company elected to recognize compensation cost based on the fair value of the options at the date of grant as prescribed by FASB 123, pro forma net loss applicable to common stock during the year ended January 31, 1999 and 1998 would have been ($1,949,000) and ($2,711,000), respectively, or ($0.38) per share and ($0.53) per share, respectively.

      As of January 31, 2000, the Company has warrants outstanding for the purchase of its common stock as follows:

                              Exercise        Expiration
         Shares                Price              Date
         ------                -----          ----------
         125,000 (a)(b)        $4.00         December 2001
         114,000 (c)            5.00         October 2000
       3,565,000 (a)(d)         4.00         December 2001


----------

(a)   Redeemable at $.01 per warrant under certain conditions.
(b)   Issued on conversion of debentures.
(c)   Issued in connection with debt.
(d)   Issued as part of an offering in common stock.


NOTE L  --  COMMITMENTS AND CONTINGENCIES

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

      The Company commenced the action because of threats to sue the Company by Enviro for damages sustained as a result of not completing the private placement. On March 28, 1997, Enviro counterclaimed seeking $6,000,000

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES of damages. On March 8, 1999, motions by both parties for summary judgements were denied and the pretrial process was scheduled. On September 1, 1999, the Company settled with Enviro for $900,000.

NOTE M  --  RELATED PARTY TRANSACTIONS

During the year ended January 31, 1999, the Company paid interest of $7,000 to the a stockholder/director who had outstanding debentures totaling $80,000 which were exchanged for Series B Preferred Stock in March 1999. (see Note J)

In November 1999, the Company entered into a four-month agreement with a consulting company affiliated with the President of the Company. The agreement provided for the consultant to provide advisory and investment banking services in exchange for a fee of 7.5% of the face amount of financing received by the Company and warrants to purchase common stock at an exercise price of $2.25. The number of warrants would be an amount equal to 10% of the total dollar amount raised. The consultant would also receive a fee for any mergers arranged by the consultant.

NOTE N  --  BUSINESS SEGMENTS

      The Company's business segments are the developing and operating of cogeneration and independent power plants and providing environmental and remedial services. The following is the Company's business segment data:

                                                     Cogeneration and
                                                        Independent      Environmental
                                                           Power         and Remedial
                                                          Plants           Services        Corporate           Total
                                                     ----------------    -----------      -----------      -------------
         Year ended January 31, 2000:
            Revenues .............................      $ 1,318,000      $ 3,397,000                        $ 4,715,000
            Operating income (loss) ..............           61,000          425,000      $(2,545,000)       (2,059,000)
            Assets ...............................        4,068,000        4,531,000        5,755,000        14,354,000
            Capital expenditures .................           40,000          440,000            5,000           485,000
            Significant noncash transactions:
               Depreciation and amortization .....          166,000          383,000           30,000           579,000
               Loss from joint ventures and
                 minority interest ...............          106,000                                             106,000

         Year ended January 31, 1999:
            Revenues .............................      $ 1,776,000      $ 2,419,000                        $ 4,195,000
            Operating income (loss) ..............          612,000           52,000      $(1,273,000)         (609,000)
            Assets ...............................        4,101,000        4,516,000        5,554,000        14,171,000
            Capital expenditures .................            6,000          373,000           58,000           437,000
            Significant noncash transactions:
               Depreciation and amortization .....          157,000          319,000           23,000           499,000
               Loss from joint ventures and
                 minority interest ...............          118,000                                             118,000



                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTE O  --  SUBSEQUENT EVENETS

      Since February 1, 2000, the Company has received approximately $2,758,000 from the exercise of approximately 689,000 warrants and approximately $447,000 from the exercise of approximately 140,000 stock options.