Form 10KSB/A
period 2000-01-31
U S ENERGY SYSTEMS INC
filed 2000-05-30
CIK 351917

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                  FORM 10-KSB/A
(MARK ONE)

[X] AMENDMENT NO. 1 TO ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF
1934 FOR THE TRANSITION PERIOD FROM             TO
                                    -----------    ----------

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

                                                     NAME OF EACH EXCHANGE
            TITLE OF EACH CLASS                       ON WHICH REGISTERED
---------------------------------------------   -------------------------------
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

         Revenue for the Fiscal Year ended January 31, 2000: $4,715,000.

         The aggregate market value of the Common Stock held by nonaffiliates computed by reference to the average bid and asked price of the Common Stock of the registrant as of May 26, 2000 was approximately $21,000,000.

         Check whether issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act. [X].

         As of May 26, 2000 the number of outstanding shares of the registrant's Common Stock was 6,214,538.

         Transitional Small Business Disclosure Format (check one):

         Yes [ ]  No [X]

                                    PART III


ITEM 10.      EXECUTIVE COMPENSATION

         The following table shows the total compensation paid by the Company during the fiscal years ended January 31, 2000, 1999 and 1998 to Mr. Nelson, the Company's former President and Chief Executive Officer and Mr. Nevins, the Company's Executive Vice President. There were no other executives of the Company who received total compensation in excess of $100,000 during any of such years.

                           SUMMARY COMPENSATION TABLE

                                     ANNUAL COMPENSATION              LONG TERM COMPENSATION
                             ----------------------------------     ---------------------------
         NAME AND            YEAR ENDED                                     SECURITIES
    PRINCIPAL POSITION       JANUARY 31      SALARY       BONUS     UNDERLYING OPTIONS/SARS (#)
-------------------------    ----------     --------      -----     ---------------------------
RICHARD H. NELSON,               2000       $165,000                        102,050
 President and Chief             1999       $162,500(1)    --                40,000
 Executive Officer               1998       $150,000       --                50,000

HOWARD NEVINS, Executive         2000       $100,000                         50,000
 Vice President                  1999       $100,000       --                40,000
                                 1998       $ 49,457(2)    --               100,000

--------------

(1) Mr. Nelson's annual base salary was increased from $150,000 to $165,000 on April 1, 1998. Under the terms of Mr. Nelson's employment agreement, his salary is paid for one year after his death.

(2) Mr. Nevins' employment contract with the Company commenced as of August 23, 1997, and provides for an annual salary of $100,000.

         The following table sets forth certain information with respect to all options to purchase shares of Common Stock of the Company granted to the named executive officers during the fiscal year ended January 31, 2000.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (INDIVIDUAL GRANTS)

                                                 PERCENT OF TOTAL
                          NUMBER OF SECURITIES     OPTIONS/SARS
                               UNDERLYING           GRANTED TO      EXERCISE OR
                              OPTIONS/SARS         EMPLOYEES IN      BASE PRICE
         NAME                  GRANTED (#)          FISCAL YEAR        ($/SH)     EXPIRATION DATE
-----------------------   --------------------   -----------------  ------------  ---------------
Richard H. Nelson               100,000                               $2.875         1/24/2001
                                  2,050                               $2.875         1/24/2001
                               --------
                                102,050              16.12%

Howard Nevins                    50,000               7.90%           $2.875         7/5/2009


TERMS OF OPTIONS

         Stock options to Messrs. Nelson and Nevins were granted in 1999 under the Company's 1998 Executive Incentive Compensation Plan (the "1998 Plan"). All options granted in 1999 to Messrs. Nelson and Nevins, as well as to the other executive officers and directors of the Company, under the 1999 Plan are qualified, incentive stock options, expire 10 years from the date of grant, and were immediately exercisable upon the date of grant.

         The following table shows stock option exercises during the fiscal year ended January 31, 2000 by the named executive officers. In addition, this table describes the number of unexercised options and the value of unexercised in-the-money options at January 31, 2000.


               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND JANUARY 31, 2000 OPTION/SAR VALUE

                                                                          NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                                         UNDERLYING UNEXERCISED          IN-THE-MONEY OPTIONS/SARS
                                                                   OPTIONS/SARS AT JANUARY 31, 2000(#)   AT JANUARY 31, 2000 ($) (1)
                           SHARES ACQUIRED                         -----------------------------------   ---------------------------
        NAME                ON EXERCISE (#)   VALUE REALIZED ($)         EXERCISABLE/UNEXERCISABLE        EXERCISABLE/UNEXERCISABLE
---------------------      ----------------   ------------------   -----------------------------------   ---------------------------
Richard H. Nelson               0                   0                         241,025/51,025                 $500,815/$85,977
Howard A. Nevins                0                   0                         165,000/25,000                 $330,525/$42,125

-------------------------

(1) Represents the difference between market price of the Company's Common Stock and the exercise price of the options at January 31, 2000. Such amounts may not necessarily be realized. Actual values which may be realized, if any, upon any exercise of such options will be based on the market price of the Common Stock at the time of any such exercise and thus are dependent upon future performance of the Common Stock.

COMPENSATION OF DIRECTORS

         Outside directors are compensated at an annual rate of $10,000 plus travel expenses, and must attend at least four meetings annually. Employee directors are not compensated for attendance at meetings of the Board, although some travel expenses relating to attending meetings are reimbursed. No additional compensation is given to committee members or participants in special projects.

EMPLOYMENT AGREEMENTS

         Mr. Rosen entered into an amended employment agreement with us on March 31, 1998, to serve as our Chairman of the Board of Directors until March 31, 2001, which term automatically extends for additional one-year periods beginning on the second anniversary of the agreement and on each anniversary thereafter. Mr. Rosen's agreement currently provides for an annual salary of $87,500, plus benefits. If Mr. Rosen is terminated without cause during the term of his employment, as defined in the agreement, or if Mr. Rosen resigns because his salary or benefits are decreased or he is demoted within three years after we experience a change in control, as defined in the employment agreement, he is entitled to severance pay equal to approximately three times his base salary. Under the terms of Mr. Rosen's employment agreement, he may not disclose any confidential information pertaining to our business nor compete with us during the term of his employment and for an additional two years thereafter.

         Mr. Nevins entered into an employment agreement with us on August 4, 1997, to serve as the Executive Vice President for a term of three years ending August 4, 2000. Mr. Nevins' contract provides for an annual salary of $100,000 plus benefits, and an initial grant of options to purchase 100,000 shares of our common stock at $2.50 per share. Provision is also made for incentive compensation in addition to the base salary and options. Under the terms of Mr. Nevins' employment agreement, Mr. Nevins agrees that he will not disclose any confidential information pertaining to our business nor compete with us during the term of his employment and for an additional two years thereafter, but in no event, earlier than August 4, 2002.

         The employment contract for Richard Nelson, our former Chief Executive Officer and President, provided that in case of death, his $165,000 salary would be paid to his survivor, and the health insurance covering his family would be continued, for a one year period. Such benefits will continue through January 2001.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth the number of shares of Common Stock owned as of April 30, 2000 (i) by each director and nominee, (ii) by each executive officer of the Company, (iii) by those persons known to the Company to beneficially own 5% or more of the outstanding shares of Common Stock of the Company, and (iv) by all directors and officers of the Company as a group. Unless otherwise indicated, the address of each of the beneficial owners identified below is c/o U.S. Energy Systems, Inc., 515 North Flagler Drive, Suite 702, West Palm Beach, Florida 33401.

                                                                AMOUNT AND NATURE OF
                     NAME AND ADDRESS                           BENEFICIAL OWNERSHIP         PERCENT OF CLASS
-------------------------------------------------------         ---------------------        ----------------
Lawrence I. Schneider..................................              1,482,739(1)                20.31%
Theodore Rosen.........................................                418,757(2)                 6.40%
Howard A. Nevins.......................................                431,000(3)                 7.02%
Seymour J. Beder.......................................                156,192(4)                 2.47%
Evan Evans.............................................                142,500(5)                 2.29%
Allen J. Rothman.......................................                166,000(6)                 2.64%
Henry Schneider........................................              1,118,405(7)                15.31%
Asher Fogel............................................                 90,000(8)                 1.42%
Richard T. Brandt II...................................                 40,000(9)                 *
Energy Systems Investors, LLC..........................              1,000,000(10)               16.10%
        927 Fifth Avenue
        New York, New York 10021
Cambridge Investments Limited..........................                360,000(11)                5.82%
        600 Montgomery Street
        27th Floor
        San Francisco, CA 94111
All officers and directors as a group (9 persons)......              3,050,407                   34.80%

-------------------------

 *    Indicates less than 1%.
(1) Includes 100,000 shares issuable upon exercise of options at an exercise price of $2.875 per share, 40,000 shares issuable upon exercise of options at an exercise price of $2.50 per share, 46,800 shares issuable upon exercise of options at an exercise price of $2.9375 per share and 250,000 shares of Series A Preferred Stock, currently convertible into 1,000,000 shares of common stock, which is owned by Energy Systems Investors, LLC, and 27,778 shares of Series A Preferred Stock, currently convertible into 111,112 shares of common stock, which is owned by Mr. Schneider directly. Lawrence I. Schneider and Henry Schneider are members and managers of Energy Systems Investors, LLC; Rita Schneider is a member of Energy Systems Investors, LLC. Henry Schneider is the son of Lawrence Schneider.
(2) Includes 100,850 shares issuable upon exercise of options at an exercise price of $2.875 per share, 50,000 shares issuable upon exercise of options at an exercise price of $2.031 per share, and 200,250 shares issuable upon exercise of options at an exercise price of $2.031 per share, 11,357 shares issuable upon exercise of warrants at an exercise price of $4.00 per share and 79.545 shares of Series B Preferred Stock currently convertible into 21,875 shares of common stock.
(3) Includes 50,000 shares issuable upon exercise of options at an exercise price of $2.875 per share, and 140,000 shares issuable upon exercise of options at an exercise price of $2.50 per share.
(4) Includes 50,550 shares issuable upon exercise of options at an exercise price of $2.875 per share, 85,000 shares issuable upon exercise of options at an exercise price of $2.50 per share, and 15,000 shares issuable upon exercise of options at an exercise price of $2.031 per share.
(5) Includes 50,000 shares issuable upon exercise of options at an exercise price of $2.875 per share, 81,250 shares issuable upon exercise of options at an exercise price of $2.50 per share, and 10,000 shares issuable upon exercise of options at an exercise price of $2.031 per share.
(6) Includes 75,000 shares issuable upon exercise of options at an exercise price of $2.875 per share, 80,000 shares issuable upon exercise of options at an exercise price of $2.50 per share, and 10,000 shares issuable upon exercise of options at an exercise price of $2.031 per share.

(7) Includes 75,700 shares issuable upon exercise of options at an exercise price of $2.875 per share, 40,000 shares issuable upon exercise of options at an exercise price of $2.50 per share and 250,000 shares of Series A Preferred Stock, currently convertible into 1,000,000 shares of common stock, which is owned by Energy Systems Investors, LLC. Henry Schneider and Lawrence Schneider are members and managers of Energy Systems Investors LLC. Henry Schneider is the son of Lawrence Schneider.
(8) Includes 50,000 shares issuable upon exercise of options at an exercise price of $2.875 per share, and 40,000 shares issuable upon exercise of options at an exercise price of $2.50 per share.
(9) Includes 40,000 shares issuable upon exercise of options at an exercise price of $2.25 per share.
(10) Includes 250,000 shares of Series A Preferred Stock, currently convertible into 1,000,000 shares of common stock. Lawrence I. Schneider and Henry Schneider are members and managers of Energy Systems Investors, LLC.
(11)  Based on a Schedule 13-D sent to us in December 1996.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Lawrence I. Schneider is a manager and member of Energy Systems Investors, LLC, the entity which was granted an option to purchase up to 888,888 shares of our Series A Preferred Stock at our 1998 annual meeting of stockholders. Mr. Schneider is a member of our Board of Directors and chairman of its Executive Committee. Appointment to these positions was a condition of the Energy Systems Investors' initial purchase of 250,000 shares of our Series A Preferred Stock. Henry Schneider, our Vice President and a Director, is also a manager and a member of Energy Systems Investors. His appointment to the positions as Vice President and Director were made following, but not as a condition to, this financing.

         In addition, the Board of Directors agreed to pay Mr. Lawrence Schneider a fee of $275,000 for his substantial efforts in connection with the pending acquisition of Steamboat 2 and 3. Mr. Schneider received 187,234 shares of our restricted common stock in December 1999 in lieu of such cash payment and options to acquire 46,800 shares of common stock at an exercise price of $2.9375 per share.

         Howard Nevins, Executive Vice President and a Director, was the former President and Director of American Enviro-Services, Inc., an Indiana corporation with which we merged in August 1997. As part of this AES merger, Mr. Nevins received 240,000 shares of our common stock and options to purchase 100,000 shares of our common stock. Mr. Nevins was also appointed to our Board of Directors in connection with the merger.

         The law firm of Robinson, Brog, Leinwand, Green, Genovese & Gluck P.C., of which Allen J. Rothman, one of our directors, is a partner, provides us with legal services from time to time. For the fiscal year ended January 31, 2000, we paid such firm approximately $103,800 in legal fees and expenses.

         In November 1999, we entered into a four-month agreement with a consulting company affiliated with Lawrence I. Schneider, President, Chief Executive Officer and a Director, Henry Schneider, Vice-President and Director and Asher Fogel, a member of our Board of Directors. The agreement provided for the consultant to provide advisory and investment banking services in exchange for a fee of 7.5% of the face amount of financing received by us and warrants to purchase our common stock at an exercise price of $2.25. The number of warrants would be an amount equal to 10% of the total dollar amount raised. The consultant would also receive a fee for any mergers arranged by the Consultant. The agreement expired in February 2000.

         All transactions between us and our officers, directors, principal stockholders or other affiliates have been on terms no less favorable than those that are generally available from unaffiliated third parties. Any future affiliate transactions will be on terms no less favorable to us than could be obtained from an unaffiliated third party on an arm's-length basis and will be approved by a majority of our independent and disinterested directors.

         On May 10, 2000, a total of 24,069 shares of the Company's Common Stock were issued to Energy Systems Investors, LLC and Lawrence I. Schneider in connection with the anti-dilution clause in the original contract with Mr. Schneider. The clause provided that if any non-operational, extraordinary or non-recurring event affecting the Company's equity in an amount greater than $500,000 occurred within 24 months of their investment in the Company's Series A Preferred Stock, and which arose from a pre-existing situation, shares of common stock would be issued under a formula specified in the agreement. The settlement of our lawsuit with Enviro Partners LP and Energy Management Corporation for $900,000 was such an event, and the calculation resulted in the issuance of 21,662 shares to Energy Systems Investors, LLC and 2,407 shares to Mr. Schneider.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 U.S. ENERGY SYSTEMS, INC.


May 30, 2000                     By: /s/ Seymour J. Beder
                                    -----------------------------------------
                                                 Seymour J. Beder
                                      Chief Financial and Accounting Officer


              SIGNATURE                                         TITLE                                  DATE
-------------------------------------------    --------------------------------------------      ----------------

              **                                        Chairman of the Board                     May 30, 2000
-------------------------------------------
           Theodore Rosen

              **
-------------------------------------------    President and Chief Executive Officer              May 30, 2000
        Lawrence I. Schneider                        (Principal Executive Officer)


/s/ Seymour J. Beder                                   Chief Financial Officer                    May 30, 2000
-------------------------------------------  (Principal Financial and Accounting Officer)
          Seymour J. Beder


              **                                Executive Vice President and Director             May 30, 2000
-------------------------------------------
            Howard Nevins


              **                                     Vice President and Director                  May 30, 2000
-------------------------------------------
           Henry Schneider

              **                                     Vice President and Director                  May 30, 2000
-------------------------------------------
           Asher E. Fogel

              **                                               Director                           May 30, 2000
-------------------------------------------
          Allen J. Rothman

              **                                               Director                           May 30, 2000
-------------------------------------------
             Evan Evans

              **                                               Director                           May 30, 2000
-------------------------------------------
        Richard T. Brandt II

              **                                               Director                           May 30, 2000
-------------------------------------------
         Burton Joel Ahrens

              **                                               Director                           May 30, 2000
-------------------------------------------
          Stanleigh G. Fox


**  By /s/ Seymour J. Beder
      -------------------------------------
         Seymour J. Beder
         Attorney-in-Fact