Form 10QSB
period 2000-04-30
U S ENERGY SYSTEMS INC
filed 2000-06-19
CIK 351917

SECURITIES AND EXCHANGE
                        COMMISSION WASHINGTON, D.C. 20549

                              --------------------

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended April 30, 2000

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

                             Yes [ ]          No [X]

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.

                             Yes [X]          No [ ]

     State the number of shares outstanding of each of issuer's classes of common equity, as of May 31, 2000:

         Title of Class                             Number of Shares
         --------------                             ----------------
             Common                                    6,214,538

           Transitional Small Business Disclosure Format (check one):

                             Yes [ ]          No [X]

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                           April 30, 2000   January 31, 2000
                                                                            (unaudited)       (unaudited)
                                                                            ------------      ------------
ASSETS
Current assets:
   Cash                                                                     $  2,680,000      $    301,000
   Accounts receivable (less allowance for doubtful accounts $15,000)            572,000           532,000
   Notes receivable - current portion                                             20,000            20,000
   Other current assets                                                          551,000           352,000
   Life insurance claim receivable                                                               1,001,000
                                                                            ------------      ------------

     Total current assets                                                      3,823,000         2,206,000
Property, plant and equipment, net                                             5,932,000         5,881,000
Notes receivable, less current portion                                         1,753,000         1,752,000
Accrued interest receivable                                                      459,000           459,000
Investments in joint ventures:
   Lehi Independent Power Associates, L.C                                        872,000           886,000
   Plymouth Cogeneration Limited Partnership                                     445,000           470,000
Deferred acquisition costs                                                       450,000           397,000
Deferred financing costs                                                         557,000           480,000
Goodwill, net                                                                  1,760,000         1,796,000
Other assets                                                                       9,000            27,000
                                                                            ------------      ------------
                                                                            $ 16,060,000      $ 14,354,000
                                                                            ============      ============

LIABILITIES
Current liabilities:
   Current portion of long-term debt                                        $    188,000      $    169,000
   Note payable - bank                                                           148,000           300,000
   Accounts payable and accrued expenses                                         629,000           717,000
   Payable to estate of former officer                                           332,000           375,000
   Litigation settlement payable                                                                   900,000
                                                                            ------------      ------------

     Total current liabilities                                                 1,297,000         2,461,000
Long-term debt, less current portion                                             444,000           384,000
Convertible subordinated debentures                                              366,000           366,000
Advances from joint ventures                                                     102,000            90,000
                                                                            ------------      ------------

     Total liabilities                                                         2,209,000         3,301,000
                                                                            ------------      ------------

Minority interests                                                               559,000           559,000
                                                                            ------------      ------------

Contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, authorized 10,000,000 shares:
   Series A, cumulative, convertible, issued and outstanding 277,778
     shares (liquidation value of $2,556,000)                                      3,000             3,000
   Series B, cumulative, convertible, issued and outstanding 509 shares             --                --
Common stock, $.01 par value, authorized 50,000,000 shares; issued
   6,190,469 and 5,364,124 shares as of April 30, 2000 and January 31,
   2000, respectively                                                             62,000            54,000
Treasury stock, 7,600 shares of common stock at cost                             (15,000)          (15,000)
Additional paid-in capital                                                    21,566,000        18,425,000
Accumulated deficit                                                           (8,324,000)       (7,973,000)
                                                                            ------------      ------------
                                                                              13,292,000        10,494,000
                                                                            ------------      ------------

                                                                            $ 16,060,000      $ 14,354,000
                                                                            ============      ============

               See notes to financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    Three Months Ended April 30,
                                                                    ----------------------------
                                                                        2000             1999
                                                                    -----------      -----------
Revenues                                                            $ 1,108,000      $   902,000
                                                                    -----------      -----------

Cost and expenses:
     Operating expenses                                                 741,000          594,000
     Administrative expenses                                            491,000          466,000
     Litigation settlements and costs                                     2,000            1,000
     Depreciation and amortization                                      165,000          134,000
                                                                    -----------      -----------
                                                                      1,399,000        1,195,000
                                                                    -----------      -----------
Loss before interest income (expense) and extraordinary item           (291,000)        (293,000)
Interest income                                                          15,000           70,000
Interest expense                                                        (36,000)         (35,000)
Equity in loss from joint ventures                                      (39,000)         (24,000)
Minority interest                                                          --             (5,000)
                                                                    -----------      -----------

Loss before extraordinary item                                         (351,000)        (287,000)
Extraordinary gain on exchange of debentures to preferred stock            --             69,000
                                                                    -----------      -----------

NET LOSS                                                               (351,000)        (218,000)
Dividends on preferred stock                                            (68,000)         (55,000)
                                                                    -----------      -----------

LOSS APPLICABLE TO COMMON STOCK                                     $  (419,000)     $  (273,000)
                                                                    ===========      ===========

LOSS PER SHARE OF COMMON STOCK - BASIC AND DILUTED:
     LOSS BEFORE EXTRAORDINARY ITEM                                 $     (0.07)     $     (0.07)
     EXTRAORDINARY ITEM                                             $      --        $      0.02
                                                                    -----------      -----------
     NET LOSS                                                       $     (0.07)     $     (0.05)
                                                                    ===========      ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                            5,672,613        5,156,488
                                                                    ===========      ===========

                   See notes to financial statements

                      U.S. ENERGY SYSTEMS AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
                        Three Months Ended April 30, 2000
                                   (Unaudited)

                                       Preferred Stock -- Series A      Preferred Stock -- Series B         Treasury Stock
                                       ----------------------------     ---------------------------    ----------------------------

                                         Number                            Number                         Number
                                        of Shares          Amount        of Shares         Amount       of Shares          Amount
                                       -----------      -----------     -----------     -----------    -----------      -----------

BALANCE , JANUARY 31, 2000                 250,000            3,000             509             (*)         (7,600)         (15,000)

Cash paid for fractional shares

Shares issued for exercised warrants

Shares issued for excercised options

Net (Loss) for the quarter
     ended April 30, 2000

Dividends on Preferreed Stock:
     Series A
     Series B

                                       -----------      -----------     -----------     -----------    -----------      -----------

BALANCE, APRIL 30, 2000                    250,000      $     3,000             509     $      --           (7,600)     $   (15,000)
                                       ===========      ===========     ===========     ===========    ===========      ===========

                                              Common Stock
                                       ---------------------------     -----------     -----------      -----------
                                                                       Additional
                                          Number                         Paid-in       Accumulated
                                        of Shares        Amount          Capital         Deficit           Total
                                       -----------     -----------     -----------     -----------      -----------

BALANCE , JANUARY 31, 2000               5,356,524     $    54,000     $18,425,000     $(7,973,000)     $10,494,000

Cash paid for fractional shares                 (2)

Shares issued for exercised warrants       689,447          7,000        2,751,000                        2,758,000

Shares issued for excercised options       144,500          1,000          458,000                          459,000

Net (Loss) for the quarter
     ended April 30, 2000                                                                 (351,000)        (351,000)

Dividends on Preferreed Stock:
     Series A                                                              (56,000)                         (56,000)
     Series B                                                              (12,000)                         (12,000)

                                       -----------     -----------     -----------     -----------      -----------

BALANCE, APRIL 30, 2000                  6,190,469     $    62,000     $21,566,000     $(8,324,000)     $13,292,000
                                       ===========     ===========     ===========     ===========      ===========

(*)  Less than $1,000

                        See notes to financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Three Months Ended April 30,
                                                                                              ----------------------------
                                                                                                 2000              1999
                                                                                              -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                                  $  (351,000)     $  (218,000)
    Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
      Depreciation and amortization                                                               165,000          134,000
      Equity in loss of joint ventures                                                             39,000           24,000
      Minority interest                                                                              --              5,000
      Gain from exchange of debentures for preferred stock                                           --            (69,000)
      Changes in:
        Accounts and notes receivable, trade                                                      (40,000)         408,000
        Other current assets                                                                     (199,000)        (175,000)
        Other assets                                                                              (59,000)         (50,000)
        Accounts payable and accrued expenses                                                     (88,000)         (38,000)
        Litigation settlement payable                                                            (900,000)
        Life insurance proceeds, net of costs and expenses                                        958,000             --
                                                                                              -----------      -----------

      Net cash provided by (used in) operating activities                                        (475,000)          21,000
                                                                                              -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Loans to Reno Energy LLC                                                                       (1,000)         (30,000)
    Repayments of loan by Reno Energy, LLC                                                           --             29,000
    Acquisition of equipment and leasehold improvements                                          (180,000)         (74,000)
    Deferred acquisition costs                                                                    (53,000)         (59,000)
                                                                                              -----------      -----------

      Net cash used in investing activities                                                      (234,000)        (134,000)
                                                                                              -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments of notes payable                                                                    (152,000)        (197,000)
    Payment of long-term debt                                                                      79,000          (20,000)
    Proceeds from issuance of common stock                                                      3,217,000             --
    Purchase of treasury shares                                                                      --            (12,000)
    Dividends on preferred stock                                                                  (68,000)         (55,000)
    Advances from joint ventures                                                                   12,000           17,000
                                                                                              -----------      -----------

      Net cash provided by (used in) financing activities                                       3,088,000         (267,000)
                                                                                              -----------      -----------

NET INCREASE (DECREASE) IN CASH                                                                 2,379,000         (380,000)
Cash - beginning of period                                                                        301,000          776,000
                                                                                              -----------      -----------

    CASH - END OF PERIOD                                                                      $ 2,680,000      $   396,000
                                                                                              ===========      ===========

Supplemental disclosure of cash flow information:
    Cash paid for interest                                                                    $    41,000      $    32,000

Supplemental schedule of non cash financing activities                                               None             None


                        See notes to financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED APRIL 30, 2000 AND 1999
                                   (UNAUDITED)

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

     For further information see Management's Discussion and Analysis of Financial Condition and Results of Operations, and refer to the financial statements and footnotes included in the Company's Annual report on Form 10-KSB for its fiscal year ended January 31, 2000.

NOTE 2 - NET (LOSS) PER SHARE

     Net (Loss) per share has been computed on the basis of the weighted average number of shares outstanding during the period. Common stock equivalents have not been included in the computation since their inclusion would be anti-dilutive.

NOTE 3 - ADDITIONAL CAPITAL

     Between February 1, 2000 and April 30, 2000 we received $2,758,000 from the exercise of 689,447 public warrants. During the same period we also received a total of $459,000 as a result of the exercise of 144,500 stock options.


Item 2 - Management's Discussion and Analysis or Plan of Operation

THREE MONTHS ENDED APRIL 30, 2000 COMPARED TO THREE MONTHS ENDED APRIL 30, 1999

RESULTS OF OPERATIONS

     Revenues increased 23% or approximately $206,000, to $1,108,000 for the three months ended April 30, 2000 ("First Quarter 2000") as compared to the three months ended April 30, 1999 ("First Quarter 1999). First Quarter 2000 revenues are comprised of $375,000 from the Energy Division and $733,000 from the Environmental Division, as compared to $252,000 and $650,000, respectively, for First Quarter 1999. The 49%, or approximately $123,000, increase as compared to the First Quarter 1999 revenues generated from the Energy Division resulted from increased rates paid for power produced this year. It is expected that power rates will continue to be higher than in the past. The 13% or approximately $83,000 increase in revenues from the Environmental Division resulted from an increased service area and increased capabilities in the services we provide.

     Operating expenses, costs directly related to the production of revenues, increased 25%, or approximately $147,000 to $741,000 in the First Quarter 2000 as compared to $594,000 in First Quarter 1999. The following table provides a breakdown of the Company's operating expenses.

                                      FIRST QUARTER 2000      FIRST QUARTER 1999
                                      ------------------      ------------------
     Energy Division                      $ 185,000               $  171,000
     Environmental Division                 556,000                  423,000
                                          ---------                ---------
                                          $ 741,000                $ 594,000
                                          =========                =========

     Operating expenses for the Energy Division were 8% or approximately $14,000 higher in the First Quarter 2000 compared to the previous year. This increase primarily resulted from certain necessary equipment repairs occurring during the current period. The 31%, or approximately $133,000, increase in the Environmental Division's operating expenses was essentially caused by the Division's expansion of business operations.

     Administrative expenses in First Quarter 2000 increased to $492,000 from $466,000 in First Quarter 1999. The composition of these amounts is listed below:

                                                         2000            1999
                                                       --------        --------
     Salaries and consulting costs                     $208,000        $202,000
     Steamboat royalties                                 47,000          35,000
     Legal and professional fees                         60,000          58,000
     Insurance                                           37,000          42,000
     Corporate expenses                                  35,000          31,000
     Other                                              104,000          98,000
                                                       --------        --------
                                                       $491,000        $466,000
                                                       ========        ========

     Depreciation expense, which includes amortization of goodwill, increased to $165,000 in First Quarter 2000 from $134,000 in the same quarter of the previous year due to increased investment in depreciable assets necessary in positioning the Company for growth.

     During First Quarter 2000 we earned $15,000 in interest credits on our cash balances, compared to $70,000 in the same period a year earlier. This is a direct result of the lower cash balances we were carrying until the last month of the period, when the warrants and options were exercised. We also incurred interest charges of $36,000 in the current quarter compared to $35,000 a year earlier.

     Losses from Joint Ventures for the three months ended April 30 are detailed as follows:

                                                         2000              1999
                                                         ----              ----

     Lehi Independent Power Associates, L.C             $14,000          $15,000
     Plymouth Cogeneration Limited Partnership           25,000            9,000
                                                        -------          -------
                                                        $39,000          $24,000
                                                        =======          =======

     As a result of the above, the Company's net loss for the First Quarter 2000 was $351,000 as compared to a net loss of $218,000 for the same period a year earlier. The 1999 period included an extraordinary gain of $69,000 from the exchange of the Company's Convertible Subordinated Debentures for Series B Convertible Preferred Stock. On an EBITDA (earnings before interest, taxes, depreciation and amortization) basis, and exclusive of dividends and extraordinary items, net loss for First Quarter 2000 was $165,000 compared to $180,000 in the 1999 quarter.

     The nature of the markets in which our two divisions operate is such that the first quarter of the year is not as strong as the later quarters. The Energy Division benefits from the usual higher energy prices in warmer months. The Environmental Division experiences increased operations in the later months. The two divisions showed the following results for the April 30 quarter:

                              Energy Division             Environmental Division
                           ---------------------          ----------------------
                             2000         1999              2000          1999
                             ----         ----              ----          ----
     Net Income (Loss)     $ 80,000     ($14,000)         ($47,000)     $ 25,000
     EBITDA                $122,000      $26,000           $52,000      $128,000


     Dividends paid on preferred stock for the quarter totaled $68,000, compared to $55,000 in the previous year. The increase is primarily a result of the $250,000 additional investment in Series A Preferred Stock in June, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     At April 30, 2000, cash totaled approximately $2,680,000, as compared to $301,000 at April 30, 1999, an increase of $2,379,000. Cash flow from financing activities of $3,088,000, primarily from proceeds from exercise of warrants and options, was used to fund $475,000 in operating activities and $234,000 of investing activities, and provided the increase in cash and in working capital.

     During the first three months of Fiscal 2000, the Company used $475,000 cash in operating activities compared with $21,000 of cash provided by operations in the like period last year. Non-recurring items included the receipt of life insurance proceeds of a policy on our former President, which, net of expenses paid during the quarter, amounted to $958,000. We also paid the $900,000 litigation settlement note.

     The $234,000 used in investing activities in the First Quarter 2000 compared to $134,000 in First Quarter 1999 included $53,000 of deferred costs expended on pending acquisitions as compared to $59,000 in the earlier year. Cash applied to acquisition of equipment amounted to $180,000 in the current year as compared to $74,000 in the earlier year.

     Cash provided by financing activities in First Quarter 2000 totaled $3,088,000 primarily as a result of the $3,217,000 proceeds from the exercise of warrants and options. In First Quarter 1999 financing activities used cash of $267,000 primarily for the payment of notes payable.

     Our receipt of net proceeds of $2,758,000 from the exercise of warrants and $459,000 from the exercise of options was the primary reason for our working capital increasing to $2,526,000 at April 30, 2000 from a deficit of $255,000 at January 31, 2000.

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

     This Form 10-QSB contains certain "forward looking statements" which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance and the Company's operations, performance, financial condition, growth and strategies. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify certain forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors which are noted herein, including but not limited to the potential impact of competition, changes in local or regional economic conditions, the ability of the Company to continue its growth strategy, dependence on management and key personnel, supervision and regulation issues and the ability to find financing on terms suitable to the company.

                           PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

     None.

ITEM 2 - CHANGES IN SECURITIES

     On May 10, 2000, a total of 24,069 shares of our Common Stock were issued to Energy Systems Investors, LLC ("ESI") and Lawrence I. Schneider pursuant to the anti-dilution provisions set forth in the original agreement pursuant to which ESI and Mr. Schneider invested in the Company. The clause provided that if any non-operational, extraordinary or non-recurring event affecting our equity in an amount greater than $500,000 occurred within 24 months of their purchase of our Series A Preferred Stock, and which arose from circumstances existing prior to their investment, shares of common stock would be issued under a formula specified in the agreement. The settlement of our lawsuit with Enviro Partners, LP and Energy Management Corporation for $900,000 triggered this anti-dilution protection, resulting in the issuance of 21,662 shares to ESI and 2,407 shares to Mr. Schneider.

     In December 1999, the Board of Directors agreed to pay Mr. Lawrence Schneider a fee of $275,000 for his substantial efforts in connection with the pending acquisition of the additional geothermal power plants known as Steamboat 2 and 3. Mr. Schneider received 187,234 shares of our common stock in lieu of such cash payment, and options to acquire 46,800 shares of common stock at an exercise price of $2.9375 per share.

All of the above shares were issued pursuant to an exemption provided by Section 4(2) of the Securities Act of 1933, as amended..


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

--------------------------------------------------------------------------------

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

     (b)  Reports on Form 8-K

          None.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned duly authorized

Dated: June 19, 2000

U. S. Energy Systems, Inc.


By:  /s/Lawrence I. Schneider
     -----------------------------
     Lawrence I. Schneider
     Chief Executive Officer


By:  /s/ Seymour J. Beder
     -----------------------------
     Seymour J. Beder
     Chief Financial and Accounting Officer