Form 10QSB/A
period 2000-04-30
U S ENERGY SYSTEMS INC
filed 2000-06-19
CIK 351917

SECURITIES AND EXCHANGE
                        COMMISSION WASHINGTON, D.C. 20549

                              --------------------


                                  FORM 10-QSB/A


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

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                           April 30, 2000   January 31, 2000
                                                                            (unaudited)         (audited)
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
                                       ===========     ===========     ===========     ===========      ===========

(*)  Less than $1,000

                        See notes to financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Three Months Ended April 30,
                                                                                              ----------------------------
                                                                                                 2000              1999
                                                                                              -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                                  $  (351,000)     $  (218,000)
    Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
      Depreciation and amortization                                                               165,000          134,000
      Equity in loss of joint ventures                                                             39,000           24,000
      Minority interest                                                                              --              5,000
      Gain from exchange of debentures for preferred stock                                           --            (69,000)
      Changes in:
        Accounts and notes receivable, trade                                                      (40,000)         408,000
        Other current assets                                                                     (199,000)        (175,000)
        Other assets                                                                              (59,000)         (50,000)
        Accounts payable and accrued expenses                                                     (88,000)         (38,000)
        Litigation settlement payable                                                            (900,000)
        Life insurance proceeds, net of costs and expenses                                        958,000             --
                                                                                              -----------      -----------

      Net cash provided by (used in) operating activities                                        (475,000)          21,000
                                                                                              -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Loans to Reno Energy LLC                                                                       (1,000)         (30,000)
    Repayments of loan by Reno Energy, LLC                                                           --             29,000
    Acquisition of equipment and leasehold improvements                                          (180,000)         (74,000)
    Deferred acquisition costs                                                                    (53,000)         (59,000)
                                                                                              -----------      -----------

      Net cash used in investing activities                                                      (234,000)        (134,000)
                                                                                              -----------      -----------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments of notes payable                                                                    (152,000)        (197,000)
    Payment of long-term debt                                                                      79,000          (20,000)
    Proceeds from exercise of options and warrants                                              3,217,000             --
    Purchase of treasury shares                                                                      --            (12,000)
    Dividends on preferred stock                                                                  (68,000)         (55,000)
    Advances from joint ventures                                                                   12,000           17,000
                                                                                              -----------      -----------


      Net cash provided by (used in) financing activities                                       3,088,000         (267,000)
                                                                                              -----------      -----------

NET INCREASE (DECREASE) IN CASH                                                                 2,379,000         (380,000)
Cash - beginning of period                                                                        301,000          776,000
                                                                                              -----------      -----------

    CASH - END OF PERIOD                                                                      $ 2,680,000      $   396,000
                                                                                              ===========      ===========

Supplemental disclosure of cash flow information:
    Cash paid for interest                                                                    $    41,000      $    32,000

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

     (b)  Reports on Form 8-K

          None.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this Amendment No. 1 to its Quarterly Report on Form 10-QSB to be signed on its behalf by the undersigned duly authorized


Dated: June 19, 2000

U. S. Energy Systems, Inc.


By:  /s/Lawrence I. Schneider
     -----------------------------
     Lawrence I. Schneider
     Chief Executive Officer


By:  /s/ Seymour J. Beder
     -----------------------------
     Seymour J. Beder
     Chief Financial and Accounting Officer