Form 10QSB
period 2000-07-31
U S ENERGY SYSTEMS INC
filed 2000-09-19
CIK 351917

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended July 31, 2000

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
                                            Yes  [X]          No  [  ]

    State the number of shares outstanding of each of issuer's classes of common equity, as of September 9, 2000:

            Title of Class                           Number of Shares
            --------------                           ----------------
               Common                                   7,076,332

   Transitional Small Business Disclosure Format (check one): Yes  [  ]  No  [X]

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                                                            July 31,        January 31,
                                                                              2000             2000
                                                                            ---------        ----------
                                                                           (unaudited)        (audited)

 ASSETS
 Current assets:
    Cash                                                                    $ 2,325,000      $   301,000
    Accounts receivable (less allowance for doubtful accounts $15,000)        1,456,000          532,000
    Notes receivable - current portion                                           20,000           20,000
    Other current assets                                                        441,000          352,000
    Life insurance claims receivable                                                  -        1,001,000
                                                                             ----------        ---------
      Total current assets                                                    4,242,000        2,206,000

 Property, plant and equipment, net                                           5,947,000        5,881,000
 Notes receivable, less current portion                                       1,754,000        1,752,000
 Accrued interest receivable                                                    459,000          459,000
 Investments in joint ventures:
    Lehi Independent Power Associates, L.C.                                     856,000          886,000
    Plymouth Cogeneration Limited Partnership                                   456,000          470,000
    Marathon Capital, LLC                                                     1,038,000                -
 Deferred acquisition costs                                                     480,000          397,000
 Deferred financing costs                                                       615,000          480,000
 Goodwill, net                                                                1,724,000        1,796,000
 Other assets                                                                    76,000           27,000
                                                                             ----------       ----------
                                                                            $17,647,000      $14,354,000
                                                                             ==========       ==========
 LIABILITIES
 Current liabilities:
    Current portion of long-term debt                                       $   188,000      $   169,000
    Notes payable - bank                                                        300,000          300,000
    Accounts payable and accrued expenses                                     1,370,000          717,000
    Payable to estate of former officer                                         290,000          375,000
    Litigation settlement payable                                                     -          900,000
                                                                             ----------        ---------
      Total current liabilities                                               2,148,000        2,461,000

 Long-term debt, less current portion                                           577,000          384,000
 Convertible subordinated secured debentures                                    366,000          366,000
 Advances from joint ventures                                                   102,000           90,000
                                                                             ----------        ---------
      Total liabilities                                                       3,193,000        3,301,000
                                                                             ----------        ---------
 Minority interests                                                             559,000          559,000
                                                                             ----------        ---------
 Commitments and contingencies

 STOCKHOLDERS' EQUITY
 Preferred stock, $.01 par value, authorized 10,000,000 shares:
    Series A, cumulative, convertible, issued and outstanding 1,138,888
      shares (liquidation value of $10,307,002)                                  11,000            3,000
    Series B, cumulative, convertible, issued and outstanding 477 shares              -                -
 Common stock, $.01 par value, authorized 50,000,000 shares; issued
    6,450,916 shares and 5,364,124 shares, respectively                          64,000           54,000
 Treasury stock, 7,600 shares of common stock at cost                           (15,000)         (15,000)
 Stock subscription receivable                                               (7,741,000)               -
 Additional paid-in capital                                                  39,320,000       18,425,000
 Accumulated deficit                                                        (17,744,000)      (7,973,000)
                                                                             ----------       ----------
      Total stockholders' equity                                             13,895,000       10,494,000
                                                                             ----------      -----------
                                                                           $ 17,647,000     $ 14,354,000
                                                                             ==========       ==========

                 See notes to consolidated financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           Three Months Ended July 31,      Six Months Ended July 31,
                                                           ---------------------------      -------------------------
                                                               2000            1999               2000           1999
                                                            ----------      ---------        -----------     ---------
Revenues                                                   $ 2,154,000      $ 961,000        $ 3,262,000     $ 1,863,000
                                                            ----------      ---------        -----------     ----------
Costs and expenses:
    Operating expenses                                         888,000        642,000          1,629,000       1,236,000
    Administrative expenses                                    877,000        475,000          1,368,000         942,000
    Depreciation                                               173,000        144,000            338,000         278,000
    Loss from joint ventures                                     5,000         18,000             44,000          42,000
                                                             ---------      ---------          ---------       ---------
                                                             1,943,000      1,279,000          3,379,000       2,498,000
                                                             ---------      ---------          ---------       ---------
                                                               211,000       (318,000)          (117,000)       (635,000)

Interest income                                                 40,000         68,000             55,000         138,000
Interest expense                                               (27,000)       (23,000)           (63,000)        (58,000)
Minority interest                                                    -         (6,000)                 -         (11,000)
Income (loss) before non-recurring and                         -------        --------           -------         -------
    extraordinary items                                    $   224,000      $(279,000)       $  (125,000)    $  (566,000)
                                                               =======        ========           =======         =======
Compensation arising from issuance of options to
    new management team                                      1,313,000              -          1,313,000               -
Provision for severence and repositioning of the Company       581,000              -            581,000               -
Litigation settlement costs                                          -      1,138,000              2,000       1,138,000
                                                             =========       =========          =========       =========
Income (loss) before extraordinary item                     (1,670,000)    (1,417,000)        (2,021,000)     (1,704,000)

Extraordinary gain on exchange of
    debentures to preferred stock                                    -              -                  -          69,000
                                                             =========       =========          =========       =========
Net loss                                                   $(1,670,000)   $(1,417,000)       $(2,021,000)    $(1,635,000)
                                                             =========      =========          =========       =========
Dividends on preferred stock                                   (67,000)       (64,000)          (135,000)       (119,000)
Dividends on beneficial conversion of preferred stock       (7,750,000)             -         (7,750,000)              -
                                                             =========      =========          =========       =========
Loss applicable to common stock                            $(9,487,000)   $(1,481,000)       $(9,906,000)    $(1,754,000)
                                                            ==========      =========          =========       =========
Loss per share of common stock - basic and diluted:
    Loss applicable to common stock before
       extraordinary item                                  $    (1.50)    $     (0.29)       $    (1.65)     $   (0.35)
                                                            =========       =========          =========       =========
    Net loss applicable to common stock                    $    (1.50)    $     (0.29)       $    (1.65)     $   (0.34)
                                                            =========       =========          =========       =========
Weighted average number of common shares outstanding        6,313,317       5,153,005          5,995,940       5,154,718
                                                            =========       =========          =========       =========





                 See notes to consolidated financial statements

                                                         Preferred Stock-Series A  Preferred Stock-Series B     Treasury Stock
                                                         ------------------------  ------------------------     --------------
                                                            Number                 Number                       Number
                                                            of Shares     Amount   of Shares      Amount        of Shares    Amount
                                                         -------------    ------   ---------      -------       ----------   ------
BALANCE , JANUARY 31, 2000                                  277,778      $ 3,000     509           (*)           (7,600)   $(15,000)

Cash paid for fractional shares

Shares issued pursuant to anti-dilution provision of agreement with Energy Systems Investors, LLC and Lawrence Schneider

Shares issued for investment in Marathon
     Capital, LLC

Shares issued for conversion of
     Preferred Stock Series B                                                        (32)          (*)

Shares issued for exercised warrants

Shares issued for excercised options

Shares issued for excercised
     preferred option                                       861,110      $ 8,000

Compensation arising from issuance of
     options to new management team

Net Loss for the six months
     ended July 31, 2000

Dividends on Preferred Stock:
     Series A
     Series B

Dividends on beneficial conversion of
     Preferred Stock Series A

Stock subscription receivable on option exercised

                                                          ---------       ------    -----      ----               -----     -------
BALANCE, JULY 31, 2000                                    1,138,888      $11,000     477      $ -                (7,600)  $(15,000)
                                                          =========       ======    =====      ====               =====     ======
(*) Less than $1,000


                                                                                Common Stock
                                                                       ----------------------------------
                                                                                              Additional
                                                     Subscription      Number                 Paid-in       Accumulated
                                                     Receivable        of Shares   Amount     Capital       Deficit         Total
                                                     -------------     ---------   -------    ----------    ----------      -----
BALANCE , JANUARY 31, 2000                           $      -          5,356,524  $ 54,000   $18,425,000    $(7,973,000)$10,494,000

Cash paid for fractional shares                                               (2)                                                -

Shares issued pursuant to anti-dilution provision
     of agreement with Energy Systems Investors,
     LLC and Lawrence Schneider                                           24,069        (*)           (*)                        -

Shares issued for investment in Marathon
     Capital, LLC                                                        200,000     2,000       960,000                    962,000

Shares issued for conversion of
     Preferred Stock Series B                                              8,777        (*)                                      -

Shares issued for exercised warrants                                     689,448     7,000     2,751,000                  2,758,000

Shares issued for excercised options                                     164,500     1,000       515,000                    516,000

Shares issued for excercised
     preferred option                                                                          7,741,000                  7,749,000

Compensation arising from issuance of
     options to new management team                                                            1,313,000                  1,313,000

Net Loss for the six months
     ended July 31, 2000                                                                                   (2,021,000)   (2,021,000)

Dividends on Preferred Stock:
     Series A                                                                                   (113,000)                  (113,000)
     Series B                                                                                    (22,000)                   (22,000)

Dividends on beneficial conversion of
     Preferred Stock Series A                                                                  7,750,000   (7,750,000)          -

Stock subscription receivable on option exercised         (7,741,000)                                                    (7,741,000)

                                                          ----------   ---------   ------     ----------     ----------   ----------
BALANCE, JULY 31, 2000                                   $(7,741,000)  6,443,316 $ 64,000   $ 39,320,000   $(17,744,000) $13,895,000
                                                          ==========   =========   ======     ==========     ==========   ==========
(*) Less than $1,000

                 See notes to consolidated financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                               Six Months Ended July 31,
                                                                                                2000              1999
                                                                                               ------------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                                    $(2,021,000)   $ (1,635,000)
   Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
     Depreciation and amortization                                                                 338,000         278,000
     Equity in loss of joint ventures                                                               44,000          37,000
     Minority interest                                                                                   -          10,000
     Gain from exchange of debentures for preferred stock                                                -         (69,000)
     Write-down of assets                                                                           56,000               -
     Compensation recognized for granting of stock options                                       1,313,000               -
     Changes in:
       Accounts and notes receivable, trade                                                       (924,000)        203,000
       Other current assets                                                                        (89,000)         78,000
       Other assets                                                                               (184,000)       (107,000)
       Accounts payable and accrued expenses                                                       653,000         (75,000)
       Litigation settlement payable                                                              (900,000)      1,126,000
       Life insurance proceeds, net of costs and expenses                                          916,000               -
                                                                                                  --------       ---------
     Net cash used in operating activities                                                        (798,000)       (154,000)
                                                                                                  ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Loans to Reno Energy, LLC                                                                        (2,000)        (72,000)
   Repayments of loan by Reno Energy, LLC                                                                -         131,000
   Investment in Marathon Capital, LLC                                                             (76,000)              -
   Acquisition of equipment and leasehold improvements                                            (388,000)       (190,000)
   Deferred acquisition costs                                                                      (83,000)       (108,000)
                                                                                                   -------         -------
     Net cash used in investing activities                                                        (549,000)       (239,000)
                                                                                                   -------         -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of notes payable                                                                             -        (100,000)
   Payment of long-term debt                                                                       (97,000)        (76,000)
   Proceeds from long-term debt                                                                    309,000          82,000
   Proceeds from sale of preferred stock                                                                 -         234,000
   Proceeds from exercise of options and warrants                                                3,282,000               -
   Purchase of treasury shares                                                                           -         (12,000)
   Dividends on preferred stock                                                                   (135,000)       (119,000)
   Advances from joint ventures                                                                     12,000          17,000
                                                                                                 ---------          -------
     Net cash provided by financing activities                                                   3,371,000          26,000
                                                                                                 ----------        --------
NET INCREASE (DECREASE) IN CASH                                                                  2,024,000        (367,000)
Cash - beginning of period                                                                         301,000         776,000
                                                                                                 ----------       ---------
   CASH - END OF PERIOD                                                                        $ 2,325,000    $    409,000
                                                                                                 ----------       ---------
Supplemental disclosure of cash flow information:
   Cash paid for interest                                                                      $    68,000    $     38,000

Supplemental schedule of non cash operating, investing and financing activities:                                     None
   Stock subscription receivable on option exercised                                           $ 7,741,000               -
   Conversion of Series B Preferred Stock                                                               (*)              -
   Issuance of Common Stock for investment interest in Marathon Capital, LLC                   $   962,000               -
   Issuance of Common Stock pursuant to anti-dilution provision                                         (*)              -
   Compensation arising from issuance of options to new management team                        $ 1,313,000               -

(*) Less than $1,000



                 See notes to consolidated financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JULY 31, 2000 AND 1999
                                   (UNAUDITED)


Note 1 - Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. The results for the three months and six months are not necessarily indicative of results for the full year.

    For further information see "Management's Discussion and Analysis or Plan of Operations", and refer to the consolidated financial statements (including the notes thereto) in the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2000.


Note 2 - Net (Loss) Per Share

    Net (Loss) per share has been computed on the basis of the weighted average number of shares outstanding during the periods. Common stock equivalents have not been included in the computation since their inclusion would be anti-dilutive.


Note 3 - Additional Capital

    Between February 1, 2000 and July 31, 2000 we received $2,758,000 from the exercise of 689,448 public warrants. During the same period we also received a total of $516,000 as a result of the exercise of 164,500 stock options. We also received $8,000 of cash and a one-year limited recourse promissory note in principal amount of approximately $7,741,000 in connection with the exercise of the option to acquire 861,110 shares of Series A Convertible Preferred Stock. For further details, see Part II, Item 2.


Note 4 - Additional Investment

   Acquisition of 30% Interest in Marathon Capital, LLC

    In June 2000, we acquired an approximately 30% interest in the equity of Marathon Capital, LLC in consideration for which we issued to Marathon 200,000 shares of our common stock. The value of this stock, plus other costs related to the investment, totaled $1,038,000. For further details see Part II, Item 2.


Note 5 - Subsequent Events

   Acquisition of 25% Interest in Castlebridge Partners, LLC

    On August 23, 2000, our wholly owned subsidiary, U.S. Energy Systems Castlebridge LLC acquired a 25% membership interest in Castlebridge Partners, LLC in consideration for the issuance of 568,750 shares of our common stock (valued at $6.00 per share) to Castlebridge and 29,167 shares to SPARK Energy.com Corporation for facilitating this transaction. The value of this investment based on market price at closing date totaled approximately $2.8 million. Further details may be found in Item II, Note 2.

Item 2 - Management's Discussion and Analysis or Plan of Operation

Results of Operations

Three Months and Six Months Ended July 31, 2000 Compared to Three Months and Six Months Ended July 31, 1999

    Revenues for the three and six month periods were as follows:

                                        Three Months Ended July         Six Months Ended July 31,
                                        31,
                                        ---------------------------     --------------------------
                                            2000          1999              2000          1999
                                         ----------    ----------        ----------    ----------
    Energy Division...................  $  966,000    $   290,000       $ 1,341,000   $   542,000
    Environmental Division............   1,188,000        671,000         1,921,000     1,321,000
                                        ----------    -----------       -----------   -----------
                                        $2,154,000    $   961,000       $ 3,262,000   $ 1,863,000
                                        ==========    ===========       ===========   ===========

    Total revenues increased by $1,193,000 or 124% in the three month period ended July 31, 2000 ("Second Quarter 2000"), and $1,399,000 or 75% for the six months ended July 31, 2000 ("Six Months 2000"). Energy Division revenues increased by $676,000 or 233% during Second Quarter 2000 and $799,000 or 147% for Six Months 2000 from the corresponding periods in the prior year due to high electricity prices in the West during the current period. Environmental Division revenues increased by $517,000 or 77% during Second Quarter 2000 and $600,000 or 45% during Six Months 2000 from the corresponding periods in the prior year as a result of expanded operations.

    Operating expenses, costs directly related to the production of revenues, increased 38%, or approximately $246,000 to $888,000 in Second Quarter 2000 and 32% or approximately $393,000 for Six Months 2000 from the corresponding periods in the prior year. The following table provides a breakdown of the Company's operating expenses.

                                        Three Months Ended July         Six Months Ended July 31,
                                        31,
                                        ---------------------------     --------------------------
                                            2000          1999              2000          1999
                                         ----------    ----------        ----------    ----------
    Energy Division...................  $  171,000    $   189,000       $   355,000   $   360,000
    Environmental Division............     717,000        453,000         1,274,000       876,000
                                        ----------    -----------       -----------   -----------
                                        $  888,000    $   642,000       $ 1,629,000   $ 1,236,000
                                        ==========    ===========       ===========   ===========


    Operating expenses for the Energy Division were $18,000 or approximately 10% lower in Second Quarter 2000, and for Six Months 2000 the total was $5,000 or approximately 1% lower than in the corresponding periods in the previous year. The decreases are attributable to the fact that expenses in the 1999 periods were higher than usual due to extra equipment repairs required. This situation has now normalized. The expansion of operations of the Environmental Division reflected in increased revenues required an increase in operating expenses of $264,000 or 59% for Second Quarter 2000 and $398,000 or 45% for Six Months 2000 from the corresponding periods in the prior year.

    The components of general administrative expenses for the three and six month periods are as follows:

                                        Three Months Ended July         Six Months Ended July 31,
                                        31,
                                        ---------------------------     --------------------------
                                            2000          1999              2000          1999
                                         ----------    ----------        ----------    ----------
    Salaries and consulting...........  $  314,000    $   210,000       $   521,000   $   412,000
    Steamboat royalties...............     113,000         36,000           161,000        72,000
    Legal and professional fees.......     159,000         83,000           218,000       140,000
    Insurance.........................      42,000         45,000            79,000        87,000
    Corporate expenses................      63,000         47,000            98,000        78,000
    Other.............................     186,000         54,000           291,000       153,000
                                        ----------    -----------       -----------   -----------
       Total..........................  $  877,000    $   475,000       $ 1,368,000   $   942,000
                                        ==========    ===========       ===========   ===========


    Salaries and consulting costs for Second Quarter 2000 and Six Months 2000 increased from the corresponding periods in the prior year due to the installation of the new management and development team during the three months ended July 31, 2000. Steamboat royalties increased due to the revenue increases of the Steamboat power plants. Increases in legal and professional fees, corporate expenses and other administrative expenses were due to increased activity and completion of two transactions described in Notes 4 and 5.

    During the three months ended July 31, 2000, as part of the installation of a new management and development team, non-qualified stock options were issued to certain employees of the Company. As of issue date, the market price of certain of such options granted exceeded the exercise price, resulting in a non-cash charge of $1,313,000 which is shown as compensation recognized from issuance of options. We have also provided a total of $581,000 for estimated severance and other costs associated with the repositioning of the Company.

    Depreciation expense, which includes amortization of goodwill, increased to $173,000 and $338,000 for the three and six month periods ending July 31, 2000, respectively, compared to $144,000 and $278,000 respectively, in the same periods of 1999, due to increased investment in depreciable assets, primarily in the Environmental Division.

         Losses (gains) from Joint Ventures are detailed as follows:

                                                  Three Months Ended July              Six Months Ended July
                                                  31,                                           31,
                                                  ---------------------------         -------------------------
                                                     2000             1999               2000           1999
                                                  -----------      ----------         ----------      ---------

    Lehi Independent Power Associates, L.C.....   $   16,000      $   16,000          $   30,000     $   31,000
    Plymouth Cogeneration Limited Partnership..      (11,000)          2,000              14,000         11,000
                                                  ----------      ----------          ----------     ----------
                                                  $    5,000      $   18,000          $   44,000     $   42,000
                                                  ==========      ==========          ==========     ==========

    Primarily as a result of the one-time charges totaling $1,894,000 described above (including $1,313,000 of non-cash charges) our net loss for the three and six month periods ending July 31, 2000 was $1,670,000 and $2,021,000 respectively. Results of operations can be evaluated by comparing earnings before interest, taxes, depreciation and amortization (EBITDA) and exclusive of non-recurring charges and dividends. The following table is presented to show the actual improvement in earnings from operations in the current reporting periods.

                                                  Three Months Ended July 31,        Six Months Ended July 31,
                                             -------------------------------------- -----------------------------
                                                    2000               1999             2000           1999
                                             ------------------- ------------------ -------------- --------------
     Net loss reported......................      $(1,670,000)      $ (1,417,000)    $  (2,021,000) $  (1,635,000)
     Compensation arising from issuance of
       options to new management team.......        1,313,000                --          1,313,000            --
     Provision for severance and
       repositioning of the Company.........          581,000                --            581,000            --
     Litigation settlement costs............               --          1,138,000             2,000      1,138,000
     Loss from joint ventures and
     Extraordinary gain on exchange of
       debentures to preferred stock........               --                 --              --          (69,000)
                                             ------------------   ----------------   -------------  --------------
       minority interest....................
     Operating income (loss) exclusive of
       non-recurring items..................          224,000           (279,000)         (125,000)      (566,000)

     Depreciation...........................          173,000            144,000           338,000        278,000
     Interest, net..........................           13,000             45,000            (8,000)        80,000
                                             ------------------   ----------------   -------------  -------------
     EBITDA (loss) exclusive of
       non-recurring and extraordinary
       items and before dividends...........         $410,000          $ (90,000)       $  205,000  $    (208,000)
                                                     ========          =========        =============  =============


    Dividends paid on preferred stock for the three and six months of 2000 totaled $67,000 and $135,000, respectively, compared to $64,000 and $119,000 in the like periods of the previous year. The increase was due primarily to the $250,000 additional investment in Series A Preferred Stock in June 1999.

    In July 2000, an option to acquire additional shares of Series A Convertible Preferred Stock for $7,750,000 was exercised. (See Part II, Item 2, for further details.) Under the requirements of Emerging Issues Task Force Memo No. 98.5, the difference between the conversion price of the Preferred Stock and the market price of the Common Stock at the day of exercise is treated as a non-cash dividend, which is shown on the Consolidated Statements of Operations as a dividend on beneficial conversion of Preferred Stock. There is an immediate offset in other equity accounts, so that there is no net effect on Stockholders' Equity from this required non-cash and non-recurring adjustment.

Liquidity and Capital Resources

    At July 31, 2000, cash totaled approximately $2,325,000, as compared to $301,000 at January 31, 2000, an increase of $2,024,000. During the six months ended July 31, 2000, cash flow from financing activities of $3,371,000, primarily from proceeds of exercise of warrants and options, was used to fund $798,000 in operating activities and $549,000 of investing activities, and provided the increase in cash and in working capital.

    During the first six months of Fiscal 2000, the Company used $798,000 of cash in operating activities compared with $154,000 of cash used in operating activities in the corresponding period in the prior year. Non-recurring items involving cash included the receipt of life insurance proceeds from a policy on our former President, which, net of expenses paid during the quarter, amounted to $916,000. We also paid the $900,000 litigation settlement note.

    The $549,000 used in investing activities during Six Months 2000 compared to $239,000 in the corresponding period the prior year included $83,000 of deferred costs expended on pending acquisitions as compared to $108,000 in the earlier year. Cash applied to acquisition of equipment, mainly in the Environmental Division, amounted to $388,000 in the current year as compared to $190,000 in the earlier year.

    Cash provided by financing activities in the Six Months 2000 totaled $3,371,000 primarily as a result of the $3,282,000 proceeds from the exercise of warrants and options. In the same period in 1999 financing activities provided cash of $26,000. This included proceeds from the sale of Series A Preferred Stock amounting to $234,000.

    Our receipt of net proceeds of $2,758,000 from the exercise of warrants and $516,000 from the exercise of options was the primary reason for our working capital increasing to $2,094,000 at July 31, 2000 from a deficit of $255,000 at January 31, 2000.

    Our cash position and projected cash flow from operations are sufficient to satisfy our commitments for the next twelve months.


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

                           PART II - OTHER INFORMATION

Item 2 - Changes in Securities

  Acquisition of 30% interest in Marathon Capital, LLC

    In June 2000, we acquired an approximately 30% interest in the equity of Marathon Capital, LLC, a company engaged in origination, development and financing of energy projects, in consideration for which we issued to Marathon 200,000 shares of our common stock. The issuance of these shares was exempt from the registration requirements of the Act pursuant to Section 4(2) thereunder.

  Acquisition of 25% interest in Castlebridge Partners, LLC

    On August 23, 2000, U.S. Energy Systems Castlebridge LLC ("USE Sub"), a wholly-owned subsidiary of the Company, entered into a subscription agreement with Castlebridge Partners, LLC ("Castlebridge") and its two members, Kemper Castlebridge, Inc., (a subsidiary of the Kemper Companies), and GKM II
Corporation, (a company owned by the management and employees of "Castlebridge"), pursuant to which Castlebridge would issue to USE Sub a 25% Membership Interest (the "Transaction"). Castlebridge, which operates from offices in Chicago, Illinois, is a risk mitigation consulting firm that focuses on energy and similar markets. The Transaction was consummated on August 23, 2000. In connection with the consummation of the Transaction, which will be valued using the equity method of accounting, we issued 568,750 shares of common stock to Castlebridge (valued at $6.00 per share) and 29,167 shares to SPARK Energy.com Corporation for facilitating the Transaction. The issuance of these shares was exempt from the registration requirements of the Act pursuant to
Section 4(2) thereunder.


  Issuance of Common Stock to Estate of Richard H. Nelson

    In September 2000, we issued 25,000 shares of common stock to the Estate of Richard H. Nelson as part of an agreement with the Estate. The value of these shares had previously been charged to earnings as of January 31, 2000. The issuance of these shares was exempt from the registration requirements of the Act pursuant to Section 4(2) thereunder.


Exercise of Option to Acquire Preferred Stock

    On or about July 31, 2000, Energy Systems Investors, L.L.C ("ESI"), a Delaware limited liability company, controlled by Lawrence I. Schneider and Henry Schneider, officers and directors of the Company, exercised its option to acquire 861,110 shares of the Company's Series A Convertible Preferred Stock (the "Series A Stock") (ESI and its affiliates having previously acquired an aggregate of 277,778 shares of Series A Stock) for a purchase price of $7,749,990 (i.e., $9.00 per share of Series A Stock), of which approximately $8,611 was paid in cash and the balance of approximately $7,741,379 was paid in the form of a one year limited recourse promissory note (the "Note") made by ESI in favor of the Company; the Note bears interest at the rate of 9.25% per annum and the interest is payable in quarterly installments. The obligations of ESI under the Note are secured by the Pledged Collateral (as defined) and are limited to (i) the Pledged Collateral and (ii) not more than $100,000 of ESI's assets (excluding the Pledged Collateral). The Pledged Collateral consists of the 861,110 shares of Series A Stock provided that for each $8.99 in principal amount of Note that is paid, one share of Series A Stock is released from the Pledged Collateral. ESI has agreed that the shares of Series A Stock included in the Pledged Collateral will be voted on all matters to be voted on by the holders of the Company's capital stock in the same proportion as the votes cast by the holders of the Company's outstanding capital stock. Each share of Series A Stock is currently convertible into four shares of the Company's Common Stock. As of July 31, 2000, 1,138,888 shares of Series A Stock were outstanding. The shares of Common Stock issuable upon conversion of this Series A Stock are subject to the Registration Rights Agreement dated March 20, 1998 between the Company and Energy Systems and accordingly, the holders of the shares of Common Stock underlying the Series A Stock have piggyback registration rights and one demand registration right with respect to such shares. ESI having represented, among other things, that it is an "accredited investor" (as such term is defined in Rule 501 promulgated under the Securities Act of 1933, as amended (the "Act")), the shares of Series A Stock were issued without registration under the Act in accordance with the exemption provided by Section 4(2) thereunder. A certificate of increase was filed with the Delaware Secretary of State increasing the number of shares designated as Series A Stock from 600,000 shares to 1,138,888 shares.


  Plan of Recapitalization

    As of July 31, 2000, the Company and the holders of the outstanding shares of Series A Stock (i.e., ESI, Lawrence I. Schneider and Henry Schneider (collectively the "Series A Stockholders")) entered into a plan of recapitalization (the "Plan of Recapitalization") pursuant to which (i) the annual dividends payable with respect to the 1,138,888 shares of Series A Stock outstanding would be reduced from $0.81 per share to $0.54 per share; (ii) the interest payable with respect to the Note would be reduced from 9.25% per annum to 6.25% per annum; (iii) Series B Warrants (the "Warrants") to acquire 1,500,000 shares of the Company's Common Stock at an exercise price of $4.00 per share were issued to a limited group of persons designated by the Series A Stockholders; and (iv) a reserve fund (the "Reserve Fund") would be established to ensure the payment in part of the dividends with respect to all of the outstanding shares of Series A Stock. The Plan of Recapitalization is effective upon the waiver or satisfaction of the following conditions:

  - A private letter ruling is obtained from the Internal Revenue Service to the effect that the Plan of Recapitalization will not have an adverse tax effect on the parties thereto; and
  - The issuance of the Warrants has been approved by the stockholders to the extent required by Nasdaq.

    If these conditions have not been waived or satisfied by December 31, 2001, the Plan of Recapitalization will be terminated.

    The Warrants are not exercisable until the Plan of Recapitalization is effective and are only exercisable to acquire a number of shares equal to the quotient obtained by dividing the principal amount of the Note that is paid from time to time by 5.160919269. The Warrants are void if the Plan of Recapitalization is terminated. The holders of the Warrant Shares are entitled to certain piggyback and demand registration rights. The Warrants were issued in a transaction not involving a public offering and thus, the issuance of the Warrants was exempt from the registration requirements of the Act pursuant to
Section 4(2) thereunder.

    The Plan of Recapitalization provides that when it is effective, the Company will set apart approximately $1.23 million (approximately two years of dividends at the reduced dividend rate of $0.54 per share) (the "Reserve Fund") to ensure the payment of dividends on the Series A Stock. The Reserve Fund is to be used if and to the extent the Company determines that it does not have the funds available to pay these dividends. The Reserve Fund is to be funded by the payment of the note at the rate of aggregate $0.158 for each dollar in principal amount of the Note that is paid. The Company is not required to set apart funds with respect to dividends payable after March 1, 2004. Furthermore, the Company is entitled, under certain circumstances, to withdraw from the Reserve Fund such sums as the Board of Directors of the Company determines in good faith are not required for payment of dividends on the Series A Stock.


Item 5 - Other Events

    The ten year non-qualified stock options (collectively, the "Option") granted in May 2000 to Lawrence Schneider and Goran Mornhed to acquire up to 3,312,500 shares of Common Stock at exercise prices ranging from $3.00 to $4.00 per share were modified and as a result, these options vested and may be exercised, subject to stockholder approval of the Company's 2000 Executive Incentive Compensation Plan.

Item 6 - Exhibits

(a)      Exhibits
                  3.1 Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company

                  3.2 Certificate of Increase of Series A Convertible Preferred Stock of the Company

                  4.1 Plan of Recapitalization dated as of July 31, 2000 by and between the Company and the parties identified therein.

                  4.2      Form of Series B Warrant to Purchase Shares of Common
                           Stock    (issued    pursuant    to   the    Plan   of
                           Recapitalization)

                  10.1 Amended and Restated Stock Option Agreement between the Company and Lawrence I. Schneider dated May 10, 2000 with respect to 750,000 shares of Company Common Stock

                  10.2 Amended and Restated Stock Option Agreement between the Company and Lawrence I. Schneider dated May 10, 2000 with respect to 1,000,000 shares of Company Common Stock

                  10.3 Amended and Restated Stock Option Agreement between the Company and Goran Mornhed dated May 10, 2000 with respect to 562,500 shares of Company Common Stock

                  10.4 Amended and Restated Stock Option Agreement between the Company and Goran Mornhed dated May 10, 2000 with respect to 1,000,000 shares of Company Common Stock

                  10.5 Pledge Agreement dated as of July 31, 2000 by and between the Company and Energy Systems Investors, L.L.C.

                  10.6 Limited Recourse Promissory Note dated July 31, 2000 issued by Energy Systems Investors, L.L.C. in favor of the Company

                  27       Financial Data Schedule


         (b)      Current Report of Form 8-K

                  On or about July 26, 2000 the Company filed a Current Report on Form 8-K disclosing under Item 5 the adoption of certain employee benefit plans.

                  On or about August 11, 2000 the Company filed a Current Report on Form 8-K disclosing under Item 4 a change in the Company's independent auditors.

                  On or about August 30, 2000 the Company filed a Current Report on Form 8-K disclosing under Item 5 its acquisition of interests in Castlebridge (the "Castlebridge 8-K"). On or about September 5, 2000, the Company filed an amendment to the Castlebridge 8-K.

                                   SIGNATURES


    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this quarterly report on Form 10-QSB to be signed on its behalf by the undersigned duly authorized

Dated: September 19, 2000

U. S. Energy Systems, Inc.


By:      /s/ Lawrence I. Schneider
         --------------------------------------------
         Lawrence I. Schneider
         Chief Executive Officer


By:      /s/ Robert C. Benson
         --------------------------------------------
         Robert C. Benson
         Chief Financial and Accounting Officer