Form 10QSB
period 2000-10-31
U S ENERGY SYSTEMS INC
filed 2000-12-14
CIK 351917

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended October 31, 2000

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           FOR THE TRANSITION PERIOD FROM ______________ TO ______________

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
                                            Yes  [X]          No  [  ]

    State the number of shares outstanding of each of issuer's classes of common equity, as of December 11, 2000:


            Title of Class                                Number of Shares
            --------------                                ----------------
                Common                                       7,687,958

    Transitional Small Business Disclosure Format (check one): Yes  [  ] No  [X]

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                                      October 31,   January 31,
                                                                                         2000          2000
                                                                                     ------------  --------
                                                                                     (unaudited)    (audited)
                   ASSETS
                   Current assets:
                      Cash.......................................................    $  5,564,000  $    301,000
                      Accounts receivable (less allowance for doubtful accounts
                      $15,000)...................................................       1,112,000       532,000
                      Notes receivable - current portion.........................          20,000        20,000
                      Other current assets.......................................         664,000       352,000
                      Life insurance claims receivable...........................               -     1,001,000
                                                                                     ------------  ------------
                        Total current assets.....................................       7,360,000     2,206,000

                   Property, plant and equipment, net............................       5,986,000     5,881,000
                   Notes receivable, less current portion........................       1,754,000     1,752,000
                   Accrued interest receivable...................................         459,000       459,000
                   Investments in joint ventures:
                      Lehi Independent Power Associates, L.C.....................         847,000       886,000
                      Plymouth Cogeneration Limited Partnership..................         429,000       470,000
                      Marathon Capital, LLC......................................       1,013,000             -
                      Castlebridge Partners, LLC.................................       3,097,000             -
                   Project development costs.....................................         342,000             -
                   Deferred acquisition costs....................................         627,000       397,000
                   Deferred financing costs......................................         557,000       480,000
                   Goodwill, net.................................................       1,702,000     1,796,000
                   Other assets..................................................          93,000        27,000
                                                                                     ------------  ------------
                                                                                     $ 24,266,000  $ 14,354,000
                                                                                     ============  ============
                   LIABILITIES
                   Current liabilities:
                      Current portion of long-term debt..........................    $    188,000  $    169,000
                      Notes payable - bank.......................................         282,000       300,000
                      Accounts payable and accrued expenses......................       1,040,000       717,000
                      Payable to estate of former officer........................         119,000       375,000
                      Litigation settlement payable..............................               -       900,000
                                                                                     ------------  ------------
                        Total current liabilities................................       1,629,000     2,461,000

                   Long-term debt, less current portion..........................         519,000       384,000
                   Convertible subordinated secured debentures...................         366,000       366,000
                   Advances from joint ventures..................................         102,000        90,000
                                                                                     ------------  ------------
                        Total liabilities........................................       2,616,000     3,301,000
                   Minority interests............................................         559,000       559,000

                   Commitments and contingencies

                   STOCKHOLDERS'   EQUITY
                   Preferred stock, $.01 par value, authorized 10,000,000
                   shares:
                      Series A, cumulative, convertible, issued and outstanding
                      1,138,888 shares (liquidation value of $10,249,990)........          11,000         3,000
                      Series B, cumulative, convertible, issued and outstanding
                      398 shares.................................................               -             -
                   Common stock, $.01 par value, authorized 50,000,000 shares;
                   issued
                      7,689,309 shares and 5,364,124 shares, respectively........          77,000        54,000
                   Treasury stock, 7,600 shares of common stock at cost..........         (15,000)      (15,000)
                   Stock subscription receivable.................................      (7,741,000)            -
                   Additional paid-in capital....................................      45,628,000    18,425,000
                   Accumulated deficit...........................................     (16,869,000)   (7,973,000)
                                                                                     ------------  ------------
                        Total stockholders' equity...............................      21,091,000    10,494,000
                                                                                     ------------  ------------
                                                                                     $ 24,266,000  $ 14,354,000
                                                                                     ============  ============

                                  See notes to consolidated financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                              Three Months Ended October 31,           Nine Months Ended October 31,
                                                                  2000          1999                       2000             1999
                                                                 -------       -------                  ----------        ----------

Revenues...................................................    $2,115,000       $1,378,000             $5,377,000       $3,241,000
                                                                ---------       ----------             ----------       ----------
Costs and expenses:
    Operating expenses.....................................     1,006,000          868,000              2,794,000        2,121,000
    General and administrative expenses....................       453,000          452,000              1,662,000        1,377,000
    Depreciation...........................................       174,000          151,000                512,000          429,000
    Loss(gain)from joint ventures..........................     (173,000)          27,000               (129,000)          69,000
                                                                ---------      -----------             ----------       ----------
         Total costs and expenses                               1,460,000        1,498,000              4,839,000        3,996,000
                                                                ---------       ----------             ----------       ----------
Income (loss) from operations                                     655,000         (120,000)               538,000         (755,000)

Interest income............................................       246,000           66,000                301,000           204,000
Interest expense...........................................       (26,000)         (42,000)               (89,000)        (100,000)
Minority interest..........................................             -           (5,000)                     -          (16,000)
                                                                 --------       -----------            ----------        ----------
Income (loss) before non-recurring items and
    extraordinary item.....................................    $  875,000       $ (101,000)            $  750,000       $ (667,000)
                                                                =========       ==========            ===========       ===========

Compensation arising from issuance of options to
    new management.........................................             -                -              1,313,000                -
Provision for severance and repositioning of the Company...             -                -                581,000                -
Litigation settlement costs................................             -                -                  2,000        1,138,000
                                                                ---------       ----------              ---------       ----------
Income (loss) before extraordinary item....................       875,000         (101,000)            (1,146,000)      (1,805,000)

Extraordinary gain on exchange of
    debentures to preferred stock..........................             -                -                      -           69,000
                                                                ---------       ----------             ----------       ----------
Net income (loss)..........................................     $ 875,000       $ (101,000)           $(1,146,000)     $(1,736,000)
                                                                 ========       ==========            ===========      ===========

Dividends on preferred stock...............................      (242,000)         (60,000)              (377,000)        (179,000)
Dividends on beneficial conversion of preferred stock......             -                -             (7,750,000)               -
                                                                 --------       ----------             ----------       ----------

Net income (loss) applicable to common stock...............      $633,000       $ (161,000)          $ (9,273,000)     $(1,915,000)
                                                                 ========       ==========             ===========      ===========

Gain (loss) per share of common stock - basic:
    Gain (loss) applicable to common stock before
       extraordinary item..................................     $    0.09      $     (0.03)           $     (1.46)      $    (0.37)
                                                                 ========      ===========            ===========       ===========
    Net gain (loss) applicable to common stock.............     $    0.09      $     (0.03)           $     (1.46)      $    (0.37)
                                                                 ========      ===========            ===========       ===========

Gain (loss) per share of common stock - diluted:
    Gain (loss) applicable to common stock before
       extraordinary item..................................     $    0.05      $     (0.03)           $     (1.46)      $    (0.37)
                                                                 ========      ===========            ===========       ===========
    Net gain (loss) applicable to common stock.............     $    0.05      $     (0.03)           $     (1.46)      $    (0.37)
                                                                 ========      ===========            ===========       ===========

Weighted average number of common shares outstanding - basic    7,082,039        5,153,005              6,360,615        5,154,141
                                                                 ========       ==========             ==========        ==========
Weighted average number of common shares outstanding -
   diluted.................................................    14,809,249        5,153,005             11,799,913        5,154,141
                                                                 ========       ==========             ==========        =========

                                       3

                 See notes to consolidated financial statements

                      U.S. ENERGY SYSTEMS AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
                       Nine Months Ended October 31, 2000
                                   (Unaudited)

                                             Preferred Stock     Preferred Stock  Treasury Stock
                                               Series A              Series B      Number of
                                               Number of             Number
                                                                                                       Subscription
                                           Shares     Amount    Shares    Amount   Shares    Amount      Receivable
                                           ------   ---------   ------    ------   ------    ------    -------------

BALANCE, JANUARY 31, 2000..............    277,778    $3,000     509       (*)     (7,600)  $(15,000)  $         -

Cash paid for fractional shares........                                            (5,000)   (12,000)

Shares issued pursuant to anti-dilution
   provision of agreement with Energy
   Systems Investors, LLC and Lawrence
   Schneider...........................

Shares issued for investment in
   Marathon Capital, LLC...............

Shares issued in connection with
   investment in Castlebridge Partners,
   LLC.................................

Shares issued to Cinergy Solutions, Inc.

Shares issued to estate of former
   officer.............................

Shares issued for conversion of
   Preferred Stock Series B............                          (32)      (*)

Shares issued for exercised warrants...

Shares issued for exercised options....               8,000(**)

Shares issued for the exercise of
   options on preferred stock..........    861,110

Compensation arising form issuance of
   options to new management team......

Net loss for the nine months ended
   October 31, 2000....................

Dividends on Preferred Stock:
   Series A............................
   Series B............................

Dividends on beneficial conversion of
   Preferred Stock Series A..........


Stock subscription receivable on option
   exercise............................                                                               (7,741,000)
                                          --------  -------   ------    ------    -------  --------   -----------


BALANCE, OCTOBER 31, 2000..............   1,138,888 $11,000       398   $   (*)   (7,600)  $(15,000)  $(7,741,000)
                                          ========= =======   =======   =======   ======   ========   ===========


(*)   Less than $1,000
(**)  Cash received for exercise of options on preferred stock.

                 See notes to consolidated financial statements

                      U.S. ENERGY SYSTEMS AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
                       Nine Months Ended October 31, 2000
                                   (Unaudited)

                                            Common Stock
                                            Number             Additional
                                            of                 Paid-in          Accumulated
                                            Shares   Amount    Capital            Deficit      Total
                                            ------   ------    -----------      ------------   -----

BALANCE, JANUARY 31, 2000..............    5,364,124 $54,000    $18,425,000     $(7,973,000)  $10,494,000
Cash paid for fractional shares........           (4)                                                   -

Shares issued pursuant to anti-dilution
   provision of agreement with Energy
   Systems Investors, LLC and Lawrence
   Schneider...........................       24,069      (*)           (*)                             -

Shares issued for investment in
   Marathon Capital, LLC...............      200,000   2,000        960,000                       962,000

Shares issued in connection with
   investment in Castlebridge Partners,
   LLC.................................      597,917   6,000      2,910,000                     2,916,000

Shares issued to Cinergy Solutions.....      583,333   6,000      3,494,000                     3,500,000

Shares issued to estate of former
   officer.............................       25,000      (*)       125,000                       125,000

Shares issued for conversion of
   Preferred Stock Series B............       30,720      (*)                                          -

Shares issued for exercised warrants...      689,448   7,000      2,751,000                     2,758,000

Shares issued for exercised options....      174,500   2,000        536,000                       546,000

Shares issued for the exercise of
   options on preferred stock..........                                           7,741,000     7,741,000

Compensation arising form issuance of
   options to new management team......                           1,313,000                     1,313,000

Net loss for the nine months ended
   October 31, 2000....................                                          (1,146,000)   (1,146,000)

Dividends on Preferred Stock:
   Series A............................                            (345,000)                     (345,000)
   Series B............................                             (32,000)                      (32,000)

Dividends on beneficial conversion of                             7,750,000      (7,750,000)            -
   Preferred Stock Series A..........


Stock subscription receivable on option

   exercise............................                                                        (7,741,000)
                                             -------- -------   -----------      ----------    -----------


BALANCE, OCTOBER 31, 2000..............    7,689,309 $774,000   $45,628,000    $(16,869,000)  $21,091,000
                                           ========= ========   ===========      ==========   ===========


(*)   Less than $1,000
(**) Cash received on preferred stock exercise

                                  See notes to consolidated financial statements

                    U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       Nine Months Ended October 31,
                                                                                          2000            1999
                                                                                      ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss..........................................................                (1,146,000)      (1,736,000)
     Adjustments to reconcile net loss to net cash provided by (used
      in) operating activities:
        Depreciation and amortization..................................                   512,000          429,000
        Equity in loss of joint ventures..................................                105,000           64,000
        Minority interest..............................................                         -           16,000
        Gain from exchange of debentures for preferred stock..............                      -          (69,000)
        Write-down of assets..............................................                 56,000                -
        Shares issued to estate of former officer.........................                125,000                -
        Compensation recognized for granting of stock options.............              1,313,000                -
        Changes in:
           Accounts  and notes receivable, trade..........................               (580,000)         (69,000)
           Other current assets...........................................               (312,000)          64,000
           Other assets...................................................               (485,000)        (142,000)
           Accounts payable and accrued expenses..........................                198,000          109,000
           Litigation settlement payable..................................               (900,000)       1,123,000
           Life insurance proceeds, net of costs and expenses.............                870,000                -
                                                                                   --------------        ---------
        Net cash used in operating activities.............................               (244,000)        (211,000)
                                                                                   --------------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Loans to Reno Energy, LLC............................................                 (2,000)        (109,000)
     Repayments of loan by Reno Energy, LLC...............................                      -          158,000
     Investment in Marathon Capital, LLC..................................                (76,000)               -
     Investment in Castlebridge Partners, LLC.............................               (181,000)               -
     Acquisition of equipment and leasehold improvements..................               (579,000)        (348,000)
     Deferred acquisition costs...........................................               (230,000)        (162,000)
                                                                                   --------------          --------
        Net cash used in investing activities.............................             (1,068,000)        (461,000)
                                                                                   --------------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of notes payable............................................                (18,000)               -
     Payments of long-term debt...........................................               (155,000)         (99,000)
     Proceeds from long-term debt.........................................                309,000          130,000
     Proceeds from sale of common stock...................................              3,500,000                -
     Proceeds from sale of preferred stock................................                      -          234,000
     Proceeds from exercise of options and warrants.......................              3,304,000                -
     Purchase of treasury shares..........................................                      -          (12,000)
     Dividends on preferred stock.........................................               (377,000)        (179,000)
     Advances from joint ventures.........................................                 12,000           17,000
                                                                                   --------------          --------
        Net cash provided by financing activities.........................              6,575,000           91,000
                                                                                   --------------          --------

NET INCREASE (DECREASE) IN CASH                                                         5,263,000         (581,000)
Cash - beginning of period................................................                301,000          776,000
                                                                                   --------------         ---------

     CASH - END OF PERIOD.................................................         $    5,564,000         $195,000
                                                                                   ==============          =======

Supplemental disclosure of cash flow information:
     Cash paid for interest                                                              $ 94,000          $67,000

Supplemental schedule of non-cash operating, investing and financing activities
     Stock subscription receivable on option exercised....................         $    7,741,000             NONE
     Conversion of Series B Preferred Stock...............................                    (*)
     Issuance of Common Stock for investment interest in Marathon Capital, LLC.   $      962,000
     Issuance of Common Stock for investment interest in Castlebridge
       Partners, LLC......................................................         $    2,916,000
     Issuance of Common Stock pursuant to anti-dilution provision.........                    (*)
     Issuance of Common Stock to estate of former officer.................                125,000
     Compensation arising from issuance of options to new management team.         $    1,313,000

          *Less than $1,000

                 See notes to consolidated financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   NINE MONTHS ENDED OCTOBER 31, 2000 AND 1999
                                   (UNAUDITED)


Note 1 - Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and, accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. The results for the three months and nine months are not necessarily indicative of results for the full year.

    For further information see "Management's Discussion and Analysis or Plan of Operations", and refer to the consolidated financial statements (including the notes thereto) in the Company's Annual Report on Form 10-KSB for the fiscal year ended January 31, 2000.


Note 2 - Net Income (Loss) Per Share

    Net Income (Loss) per share has been computed on the basis of the weighted average number of shares outstanding during the periods. In case of (loss), common stock equivalents have not been included in the computation since their inclusion would be anti-dilutive.


Note 3 - Additional Capital

    Between February 1, 2000 and October 31, 2000 we received $2,758,000 from the exercise of 689,650 public warrants. During the same period we also received a total of $538,000 as a result of the exercise of 174,500 stock options. We also received $8,000 of cash and a one-year limited recourse promissory note in principal amount of approximately $7,741,000 in connection with the exercise of the option to acquire 861,110 shares of Series A Convertible Preferred Stock.

    On October 12, 2000, Cinergy Solutions, Inc. invested $3,500,000 in the Company, for which we issued 583,333 shares of Common Stock. Further details may be found in Part II, Item 2.

Note 4 - Additional Investments

   Acquisition of 30% Interest in Marathon Capital, LLC

    In June 2000, we acquired an interest of approximately 30% in the equity of Marathon Capital, LLC in consideration for which we issued to Marathon 200,000 shares of our common stock. The value of this stock, plus other costs related to the investment, totaled approximately $1.0 million. Marathon is engaged in origination, development and financing of energy projects.

   Acquisition of 25% Interest in Castlebridge Partners, LLC

    On August 23, 2000, our wholly owned subsidiary, U.S. Energy Systems Castlebridge LLC acquired a 25% membership interest in Castlebridge Partners, LLC in consideration for the issuance of 568,750 shares of our common stock to Castlebridge and 29,167 shares to SPARK Energy.com Corporation for facilitating this transaction. The value of this investment based on market price at closing date together with the costs associated with the acquisition, totaled approximately $3.1 million. Castlebridge, which operates from offices in Chicago, Illinois, is a risk mitigation consulting firm that focuses on energy and similar markets.

Note 5 - Subsequent Events

    On November 28, 2000, our subsidiary USE Acquisition Corp. entered into a merger agreement with Zahren Alternative Energy Power Corp. ("Zapco"), pursuant to which Zapco and USE Acquisition Corp. will merge. Further details may be found in Part II, Item 5.

Item 2 - Management's Discussion and Analysis or Plan of Operation

Results of Operations

         Three Months and Nine Months Ended October 31, 2000 Compared to
               Three Months and Nine Months Ended October 31, 1999

    Revenues for the three and nine month periods were as follows:



                                            Three Months Ended              Nine Months Ended
                                               October 31,                     October 31,
                                        ---------------------------     --------------------------
                                           2000          1999               2000          1999
                                         ----------    ----------        ----------    ----------
    Energy Division...................  $1,241,000    $   357,000       $ 2,583,000   $   899,000
    Environmental Division............     874,000      1,021,000         2,794,000     2,342,000
                                        ----------    -----------       -----------   -----------
                                        $2,115,000    $ 1,378,000       $ 5,377,000   $ 3,241,000
                                        ==========    ===========       ===========   ===========

    Total revenues increased by $737,000 or 53% in the three month period ended October 31, 2000 ("Third Quarter 2000"), and $2,136,000 or 66% for the nine months ended October 31, 2000 ("Nine Months 2000"). Energy Division revenues increased by $884,000 or 248% during Third Quarter 2000 and $1,684,000 or 187% for Nine Months 2000 from the corresponding periods in the prior year due to high electricity prices during the current periods. The prices are anticipated to remain high during the balance of the year, but no assurance can be given as to how long such high prices will continue thereafter. In the Environmental Division the timing of the periods in which specific environmental projects fall can differ from year to year. As a result, revenues decreased by $147,000 or 14% during Third Quarter 2000 but expanded operations still resulted in increased revenues of $452,000 or 19% during Nine Months 2000 from the corresponding periods in the prior year.

    Operating expenses (i.e. costs and royalties directly related to the production of revenues) increased 16%, or approximately $138,000 to $1,006,000 in Third Quarter 2000 and 32% or approximately $673,000 to $2,794,000 for Nine Months 2000 from the corresponding periods in the prior year. The following table provides a breakdown of the Company's operating expenses.

                                            Three Months Ended              Nine Months Ended
                                               October 31,                     October 31,
                                        ---------------------------     --------------------------
                                            2000          1999              2000          1999
                                         ----------    ----------        ----------    ----------
    Energy Division...................  $  412,000    $   218,000       $   926,000   $   595,000
    Environmental Division............     594,000        650,000         1,868,000     1,526,000
                                        ----------    -----------       -----------   -----------
                                        $1,006,000    $   868,000       $ 2,794,000   $ 2,121,000
                                        ==========    ===========       ===========   ===========

    Operating expenses for the Energy Division, including royalties, increased $196,000 or approximately 90% in Third Quarter 2000, and for Nine Months 2000 the increase was $331,000 or approximately 56% higher than in the corresponding periods in the previous year. The increases are attributable to higher royalty payments on the increased revenue this year, and to extra equipment repairs required in the 2000 periods. The lower revenues of the Environmental Division in Third Quarter 2000 were accompanied by a decrease in operating expenses of $56,000 or 9% when compared with the same periods in 1999. The same division showed an increase of $342,000 or 22% in operating expenses for Nine Months 2000 as compared to Nine Months 1999, which generally corresponds to the increase in revenues for the same period.

    The components of general and administrative expenses for the three and nine month periods are as follows:

                                            Three Months Ended              Nine Months Ended
                                               October 31,                     October 31,
                                        ---------------------------     --------------------------
                                            2000          1999              2000          1999
                                         ----------    ----------        ----------    ----------
    Salaries and consulting...........  $  208,000    $   190,000       $   728,000   $   589,000
    Legal and professional fees.......     100,000         57,000           319,000       197,000
    Insurance.........................      62,000         35,000           140,000       123,000
    Corporate expenses................      57,000         60,000           156,000       138,000
    Other.............................      26,000        110,000           319,000       330,000
                                        ----------    -----------       -----------   -----------
       Total..........................  $  453,000    $   452,000       $ 1,662,000   $ 1,377,000
                                        ==========    ===========       ===========   ===========


    Salaries and consulting costs for Third Quarter 2000 and Nine Months 2000 increased from the corresponding periods in the prior year due to the installation of the new management and development team in the periods ended
October 31, 2000. Increases in legal and professional fees and corporate expenses were due to higher costs associated with repositioning of the Company and new management. The decrease in other general and administrative expenses is due to the institution of procedures for the allocation of certain corporate overhead to specific projects.

    During the nine months ended October 31, 2000, already reflected in our financial reports for the quarter ended July 31, 2000, as part of the installation of a new management and development team, non-qualified stock options were issued to certain employees of the Company. As of issue date, the market price of certain of such options granted exceeded the exercise price, resulting in a non-cash charge of $1,313,000 which is shown as compensation recognized from issuance of options. In the same period we also provided a total of $581,000 for estimated severance and other costs associated with the repositioning of the Company.

    Depreciation expense, which includes amortization of goodwill, increased to $174,000 and $512,000 for the three and nine month periods ending October 31, 2000, respectively, compared to $151,000 and $429,000 respectively, in the same periods of 1999, due to increased investment in depreciable assets, primarily in the Environmental Division.

    Losses (gains) from Joint Ventures are detailed as follows:

                                                      Three Months Ended                 Nine Months Ended
                                                         October 31,                        October 31,
                                                  ---------------------------         -------------------------
                                                     2000            1999                2000           1999
                                                  -----------      ----------         ----------      ---------

    Lehi Independent Power Associates, L.C.....   $ (158,000)     $   13,000          $ (144,000)    $   44,000
    Plymouth Cogeneration Limited Partnership..      (38,000)         14,000              (8,000)        25,000
    Castlebridge Partners, LLC.................       23,000              --              23,000             --
                                                  ----------      ----------          ----------     ----------
                                                  $ (173,000)     $   27,000          $ (129,000)    $   69,000
                                                  ===========     ==========          ===========    ==========


    The increase in Interest income of $180,000 in the three months and of $97,000 in the nine months ending October 31, 2000 is primarily due to interest on the stock subscription note receivable.

      Our income for the three months ending October 31 was $875,000, and the loss for the nine month period ending October 31, 2000 was ($1,146,000), after the one-time charges totaling $1,894,000 described above (including $1,313,000 of non-cash charges), which were reflected in our financial reports for the period ending July 31, 2000. Results of operations can be evaluated by comparing earnings before interest, taxes, depreciation and amortization (EBITDA) and exclusive of non-recurring charges and dividends. The following table is presented to show the actual improvement in earnings from operations in the current reporting periods.

                                              Three Months Ended October 31,       Nine Months Ended October
                                                                                                31,
                                             -------------------------------------- -----------------------------
                                                    2000               1999             2000           1999
                                             ------------------- ------------------ -------------- --------------
     Net income (loss) reported.............      $875,000          $ (101,000)    $ (1,146,000) $  (1,805,000)
     Compensation arising from issuance of
       options to new management team.......            --                 --         1,313,000            --
     Provision for severance and
       repositioning of the Company.........            --                 --           581,000            --
     Litigation settlement costs............            --                 --             2,000      1,138,000
     Extraordinary gain on exchange of
       debentures to preferred stock........            --                 --              --          (69,000)
                                             ------------------  ---------------   -------------  --------------

     Operating income (loss) exclusive of
       non-recurring items..................       875,000            (101,000)         750,000       (736,000)

     Depreciation...........................       174,000             151,000          512,000        429,000
     Interest income, net...................      (220,000)            (24,000)        (212,000)      (104,000)
                                             -------------------  --------------  -------------  --------------
     EBITDA (loss) exclusive of
       non-recurring and extraordinary
       items and before dividends...........      $829,000           $  26,000      $ 1,050,000  $    (411,000)
                                                  ========             ========    =============  =============


    Dividends paid on preferred stock for the three and nine months ending October 31, 2000 totaled $242,000 and $377,000, respectively, compared to $60,000 and $179,000 in the like periods of the previous year. The increase was due primarily to the additional investment in Series A Preferred Stock of $250,000 in June 1999 and the exercise, in July 2000, of an option to acquire additional shares of Series A Convertible Preferred Stock for $7,750,000. Under the requirements of Emerging Issues Task Force Memo No. 98.5, the difference between the conversion price of the Preferred Stock and the market price of the Common Stock at the day of exercise is treated as a non-cash dividend, which is shown on the Consolidated Statements of Operations as a dividend on beneficial conversion of Preferred Stock. There is an immediate offset in other equity accounts, so that there is no net effect on Stockholders' Equity from this required non-cash and non-recurring adjustment.


Liquidity and Capital Resources

    At October 31, 2000, cash and equivalents totaled approximately $5,564,000, as compared to $301,000 at January 31, 2000, an increase of $5,263,000. During the nine months ended October 31, 2000, cash flow from financing activities of $6,575,000, primarily from the private sale of our common stock to Cinergy Solutions, Inc. and the proceeds of exercise of warrants and options, was used to fund $244,000 in operating activities and $1,068,000 of investing activities, and provided the increase in cash and in working capital.

    During the first nine months of Fiscal 2000, the Company used $244,000 of cash in operating activities compared with $211,000 of cash used in operating activities in the corresponding period in the prior year. Non-recurring items involving cash included the receipt of life insurance proceeds from a policy on our former President, which, net of expenses paid during the period, amounted to $870,000. We also paid the $900,000 litigation settlement note that had been issued in the previous year.

    The $1,068,000 used in investing activities during Nine Months 2000, compared to $461,000 used in the corresponding period the prior year, included $230,000 of deferred costs expended on pending acquisitions as compared to $162,000 in the earlier year. Cash applied to acquisition of equipment, mainly due to the expansion of the Environmental Division, including its new Tennessee location, amounted to $579,000 in the current year as compared to $348,000 in the earlier year. Cash used in connection with the investments in Marathon
Capital, LLC, and Castlebridge Partners, LLC, in the respective amounts of $76,000 and $181,000, are also reflected in the three months and the nine months ended October 31, 2000.

    Cash provided by financing activities in the Nine Months 2000 totaled $6,575,000 primarily as a result of the investment of $3,500,000 in our common stock by Cinergy Solutions, Inc., and the $3,304,000 proceeds from the exercise of warrants and options. In the same period in 1999 financing activities provided cash of $91,000. This included proceeds from the sale of Series A Preferred Stock amounting to $234,000.

    Our working capital increased to $5,731,000 at October 31, 2000, from a deficit of $255,000 at January 31, 2000. This was due primarily to the $3,500,000 investment in our common stock by Cinergy Solutions, Inc. and the receipt of net proceeds of $2,758,000 from the exercise of warrants and $546,000 from the exercise of options. Our cash position and projected cash flow from operations are sufficient to satisfy our commitments for the next twelve months and beyond. Cash requirements for the Zapco merger, shown below, will be provided primarily by Cinergy's investment. It is anticipated that Zapco will be self-sustaining, but there is no assurance of this.

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


                           PART II - OTHER INFORMATION

Item 2 - Changes in Securities


   Issuance of Common Stock to Cinergy Solutions, Inc.

    On October 12, 2000, we, together with Cinergy Solutions, Inc., entered into a joint venture to provide cogeneration and energy services. Cinergy Solutions, Inc. is an affiliate of Cincinnati-based Cinergy Corp. (NYSE: CIN), one of the nation's leading diversified energy companies. As part of the transaction, Cinergy Solutions Inc. invested $3,500,000 in our company in return for 583,333 shares of common stock. M. Stephen Harkness, President and Chief Operating Officer of Cinergy Solutions, Inc., has joined our Board of Directors. This transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereunder.

Item 5 - Other Events

   Merger Agreement

    On November 28, 2000, U. S. Energy Systems, Inc. ("US Energy"), USE Acquisition Corp. ("US Energy Sub"), which is currently a wholly owned subsidiary of US Energy, and Zahren Alternative Energy Power Corp. ("Zapco") entered into a merger agreement, amended as of December 11, 2000, pursuant to which Zapco and US Energy Sub will merge, with Zapco being the surviving corporation, and becoming owned by US Energy Sub's shareholders. As noted below, the shareholders of US Energy Sub immediately before the merger will be US Energy and Cinergy Energy Solutions, Inc. ("Cinergy Energy"), an indirect, wholly owned subsidiary of Cinergy Corp. ("Cinergy").

    In this merger, we will pay Zapco's shareholders the following aggregate merger consideration for their Zapco shares:

*       $12 million in cash,

* a contingent cash payment of $800,000 payable eighteen (18) months after the merger,

* 1,666,667 shares of US Energy Common Stock, subject to increase so that the Zapco stockholders receive $10 million of our common stock if the average closing price of the US Energy Common Stock is less than $5.75 for the 20 consecutive trading days ending two day prior to the merger,

* 100,000 shares of USE's Series C Convertible Preferred Stock - the Series C Stock:

                  is entitled to an aggregate of $3 million upon a liquidation or other similar event,

                  provides for annual cash dividends in the aggregate amount of $270,000 (subject to reduction to an aggregate of $180,000 annually under specified circumstances),

                  is convertible into an aggregate of 500,000 shares of our common stock (600,000 shares if 900 days after the merger, the average closing price of our common stock is less than $4.80) subject to anti-dilution adjustments,

* five-year warrants to purchase 500,000 shares of our common stock at an exercise price of $6.00 per share. If additional shares of our common stock are required to be delivered because the average closing price of our common stock is less than $5.75, the number of our shares of common stock issuable upon exercise of these warrants will be correspondingly reduced.

    The merger agreement also provides for a post-closing reduction to the merger consideration in specified circumstances.

    Also on November 28, 2000, Cinergy Energy, US Energy Sub and US Energy entered into a subscription agreement whereby Cinergy Energy agreed to buy from US Energy Sub immediately prior to the merger all 4,574 shares of US Energy Sub's Class B Common Stock for $11,500,000 in cash. These shares will represent 45.74% of US Energy Sub's common stock. US Energy holds all 5,426 shares of Class A Stock which will represent the remaining 54.26% of US Energy Sub's common stock. (As a result, following the merger, US Energy and Cinergy Energy will be the sole shareholders of the surviving corporation.) The Class A Common Stock and Class B Common Stock are identical except that the Class A Common Stock has superior voting rights with the result that US Energy can appoint four of US Energy Sub's five directors and generally holds 80% of the voting power (with exceptions for, among other things, matters outside of the ordinary course of business). US Energy has granted Cinergy Energy an option exercisable within two years after the merger to convert its Class B Common Stock into an aggregate of 1,967,000 shares of US Energy Common Stock and during that period US Energy Sub is entitled to redeem the Class B Common Stock for approximately $14,600,000.

    Completion of the merger (and the closing of the  transactions  contemplated by the subscription agreement) is subject to the satisfaction of numerous conditions, including stockholder approval, the consummation of various transactions by Zapco, the payment of a note issued to US Energy in the aggregate principal amount of approximately $7.75 million and the consent of Zapco's principal bank. No assurance can be given that such transactions or the merger will be completed.

    Zapco,   which  is  based  in  Avon,   Connecticut,   operates  24  landfill
gas-to-energy projects, and a natural gas-fired cogeneration plant. Cogeneration plants provide both power and heat to their customers.

    The foregoing summary of the terms of the merger agreement is qualified in its entirety by reference to the merger agreement and related documents, copies of which are annexed hereto and incorporated herein by this reference. We urge you to read these documents in their entirety.

   Change in Fiscal Year

    The fiscal year of our company has been  changed from January 31 to December
31. This change will be effective as of December 31, 2000. A report on Form 10-KSB covering the transition period (i.e., the eleven months ending December 31, 2000) will be filed with the SEC by April 2, 2001.

Item 6 - Exhibits

(a)      Exhibits


                  2.1 Agreement and Plan of Reorganization and Merger dated as of November 28, 2000, by and among U.S. Energy Systems, Inc. ("US Energy"), USE Acquisition Corp. ("US Energy Sub"), and Zahren Alternative Power Corp. ("Zapco"), excluding the exhibits and schedules thereto other than Schedule 2.01 and those exhibits filed separately herewith (the "Merger Agreement").

                  2.2 Amendment No 1 dated December 11, 2000 to the Merger Agreement.

                  3.1      Amended and Restated By-Laws of US Energy.

                  3.2 Form of Certificate of Designation for US Energy's Series C Preferred Stock.

                  4.1 Form of Series C Redeemable Common Stock Purchase Warrant of US Energy.

                  10.1 Stockholders' and Voting Agreement dated as of November 28, 2000 by and among AJG Financial Services, Inc., Bernard Zahren, Environmental Opportunities Fund, Environmental Opportunities Fund/Cayman, Finova Mezzanine Capital Corp., Frederic Rose, M & R Associates, Martin F. Laughlin, Michael
                           J. Carolan and Richard J. Augustine (collectively, the "Zapco Stockholders"), US Energy, Cinergy Solutions, Inc. ("Cinergy Solutions") and certain stockholders of US Energy.

                  10.2 Termination Fee Agreement dated as of November 28, 2000 by and among US Energy, Zapco and Cinergy Energy Solutions, Inc. ("Cinergy Energy").

                  10.3 Indemnification Agreement dated as of November 28, 2000 by and among the Zapco Stockholders, Zapco, US Energy, US Energy Sub and Cinergy Energy.

                  10.4 Escrow Agreement dated November 28, 2000 by and among the Zapco Stockholders, Zapco, US Energy, US Energy Sub, Cinergy Energy and Tannenbaum Helpern Syracuse & Hirschtritt LLP as Escrow Agent.

                  10.5 Registration Rights Agreement dated November 28, 2000 by and among US Energy and the Zapco Stockholders.

                  10.6 Employment Agreement dated November 28, 2000 by and between US Energy and Bernard Zahren.

                  10.7 Form of Stock Option Agreement to be entered into by and between US Energy and Bernard Zahren.

                  10.8 Performance Guaranty dated as November 28, 2000 of US Energy.

                  10.9 Performance Guaranty of Cinergy Solutions Holding Company, Inc. dated as of November 28, 2000.

                  10.10 Subscription Agreement dated as of November 28, 2000 by and among US Energy, US Energy Sub and Cinergy Energy.

                  10.11 Stockholders Agreement dated as of November 28, 2000 by and among US Energy, US Energy Sub and Cinergy Energy.

                  10.12 Indemnification Agreement dated as of November 28, 2000 by and among US Energy, US Energy Sub and Cinergy Energy.

                  27.      Financial Data Schedule

                  99.1 Press Release of US Energy, Zapco and Cinergy dated November 28, 2000.


         (b)      Reports on Form 8-K.

                  We filed a Current Report on Form 8-K (a "Current Report") dated August 7, 2000, disclosing under Item 2 the change in our independent auditor.

                  We filed a Current Report dated August 23, 2000, disclosing under Item 2 the acquisition by a subsidiary of ours of a membership interest in Castlebridge Partners, LLC. This report was amended on or about September 5, 2000 and amended again on or about November 6, 2000.

                  We filed a Current Report dated September 22, 2000 disclosing under Item 8 the change in our fiscal year.

                                   SIGNATURES


    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this quarterly report on Form 10-QSB to be signed on its behalf by the undersigned duly authorized

Dated: December 14, 2000

U. S. Energy Systems, Inc.


By:      /s/ LAWRENCE I. SCHNEIDER
         -------------------------
         Lawrence I. Schneider
         Chief Executive Officer


By:      /s/ ROBERT C. BENSON
         --------------------
         Robert C. Benson
         Chief Financial and Accounting Officer