Form 10KSB
period 2000-12-31
U S ENERGY SYSTEMS INC
filed 2001-04-04
CIK 351917

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 ---------------

                                   FORM 10-KSB

  (Mark One)
     ( )   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                                       OR

     (X)   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from February 1, 2000 to December 31, 2000

                         Commission File Number 0-10238
                            U.S. ENERGY SYSTEMS, INC.
                       (Name of Registrant in its Charter)
                                 ---------------


              Delaware                              52-1216347
      (State of Incorporation)                   (I.R.S. Employer
                                              Identification Number)
     One North Lexington Avenue
       White Plains, NY 10601                     (914) 993-6443
  (Address of Registrant's principal      (Issuer's telephone number,
         executive offices)                  including area code)

        Securities registered pursuant to Section 12(b) of the Act: None.
          Securities Registered pursuant to Section 12(g) of the Act:

                               Title of Each Class
                     Common Stock, par value $.01 per share
                                    Warrants

     Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

     Revenue for the Fiscal Year ended December 31, 2000: $8,327,000.

     The aggregate market value of the Common Stock held by nonaffiliates computed by reference to the closing sales price of the Common Stock of the registrant as of December 29, 2000 was approximately $23,500,000.

     Check whether issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act. [X]

     As of March 22, 2001, the number of outstanding shares of the registrant's Common Stock was 7,769,707.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

     Documents Incorporated by Reference: Items 9, 10, 11 and 12 hereof are incorporated by reference from the registrant's Proxy Statement dated March 2, 2001 filed with the SEC.

================================================================================

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

ITEM 1.  Description of Business

                                   THE COMPANY

General

     We are involved in two principal lines of business - 1) the production of of clean, efficient energy, close to the user, for large industrial customers and "green", renewable energy for local, wholesale markets and 2) the provision of environmental services.

     Currently, our principal energy facilities are two geothermal power plants in Nevada, which produce a combined net output of seven megawatts of electric power. This power is sold pursuant to power purchase agreements with Sierra Pacific Power Company. Our power plants are "qualifying facilities" under the Public Utility Regulatory Policy Act of 1978 ("PURPA") and, as a result, these plants are exempt from rate regulations and other significant regulatory requirements.

     Our  Environmental  Division  provides  services  including   consultation,
remediation, recovery and utilites services, with a geographic focus in the midwestern United States.


Recent Developments

     On November 28, 2000, we, USE Acquisition Corp. ("US Energy Sub"), which is currently a wholly owned subsidiary of US Energy, and Zahren Alternative Power Corporation ("Zapco") entered into a merger agreement, as subsequently amended, pursuant to which Zapco and US Energy Sub will merge, with Zapco being the surviving corporation, and becoming owned by US Energy Sub's shareholders. As noted below, the shareholders of US Energy Sub immediately before the merger will be us and Cinergy Energy Solutions, Inc. ("Cinergy Energy"), an indirect, wholly owned subsidiary of Cinergy Corp. ("Cinergy").

     In this merger, we will pay Zapco's shareholders the following aggregate merger consideration for their Zapco shares:

     o    $12 million in cash,

     o a contingent cash payment of $800,000 eighteen (18) months after the merger,

     o 1,666,667 share of our common stock, subject to increase if the average closing price of the US Energy Common Stock is less than $5.75 for the 20 consecutive trading days ending two days prior to the merger,

     o 100,000 share of our Series C Convertible Preferred Stock, which is entitled to an aggregate of $3 Million upon liquidation or other similar event, provides for annual cash dividends in the aggregate amount of $270,000 (subject to reduction to an aggregate of $180,000 annually under specific circumstances), and which are convertible into an aggregate of 500,000 shares of our common stock (600,000 shares if 900 days after the merger, the average closing price of our common stock is less than $4.80) subject to anti-dilution adjustment,

     o our Series C five-year warrants to purchase 500,000 shares of our common stock at an exercise price of $6.00 per share. If we issue additional shares of our common stock by the number of additional shares we issue because the average closing price of our common stock is less than $5.75, the number of our shares of common stock issuable upon exercise of these warrants will be reduced.

     The merger agreement also provides for a post-closing reduction to the merger consideration in specified circumstances.

     In connection with the merger agreement, we, Cinergy Energy, and US Energy Sub entered into a subscription agreement whereby Cinergy Energy agreed to buy from US Energy Sub immediately prior to the merger all 4,574 shares of US Energy Sub's Class B Common Stock for $11,500,000 in cash. These shares represent 45.74% of US Energy Sub's common stock. We hold all 5,426 shares of Class A Stock which represents the remaining 54.26% of US Energy Sub's common stock. (As a result of this subscription, following the merger, we and Cinergy Energy will be the sole shareholders of Zapco.) The Class A Common Stock and Class B Common Stock are identical except that the Class A Common Stock has superior voting rights with the result that we can appoint four of US Energy Sub's five directors and generally hold 80% of the voting power (with exceptions for, among other things, matters outside of the ordinary course of business). We have granted Cinergy Energy an option exercisable within two years after the merger to convert its Class B Stock into an aggregate of 1,967,000 shares of our common stock and during that period we are entitled to acquire the Class B Stock for approximately $14,600,000. In either event, we would own 100% of Zapco.

     Completion of the merger (and the closing of the transactions contemplated by the subscription agreement) is subject to the satisfaction of numerous conditions, including stockholder approval, the consummation of various transactions by Zapco, the payment of a note issued to us in the aggregate principal amount of approximately $7.75 million and the consent of Zapco's principal bank. No assurance can be given that such transactions or the merger will be completed.

     Zapco is a developer, owner and operator of landfill gas and cogeneration projects in the United States. Through predecessor subsidiaries and affiliates, Zapco has been engaged, since 1981, in the development, design, construction, financing, ownership and operation of a diverse group of landfill gas based projects and one cogeneration project. The landfill gas projects principally collect landfill gas and convert it into a fuel for the production of electricity. The power produced from these landfill gas-to-energy facilities is generally sold under long-term fixed price contracts. Zapco also owns and operates projects which capture and process landfill gas and deliver it by pipeline to industrial customers for use in their boilers. Upon consummation of the Yankee Energy transaction, an acquisition to be completed by Zapco prior to the merger, Zapco will own 27 landfill gas-to-energy projects and one natural gas-fired cogeneration facility. Zapco's electrical generating plants are qualifying facilities under PURPA. As of December 31, 1998, 1999 and 2000, Zapco had installed generating capacity of 25, 36 and 43 megawatts, respectively and immediately prior to the merger, assuming consummation of the Yankee Energy transaction, it will have approximately 60 megawatts of installed generating capacity.

     In October 2000 we entered into a joint venture development agreement with Cinergy Solutions, Inc., an indirect subsidiary of Cinergy Corp., a diversified energy company traded on the New York Stock Exchange (CIN) with assets in excess of $8 billion and a market capitalization in excess of $7.4 billion. In connection with that agreement, Cinergy Solutions, Inc. invested $3.5 million in us in exchange for 583,333 shares of our common stock and had one of its senior executives join our board.

     On August 23, 2000, we issued 568,750 shares of our common stock to Castlebridge Partners, LLC ("Castlebridge") in exchange for an approximate 25% voting interest in Castlebridge, a capital markets and insurance consulting firm that focuses on commodity derivative markets. Castlebridge provides advice in the structuring, pricing and execution of a variety of risk management producers and securitizations and concentrates on energy markets that tend to have unique valuation and risk management issues. In addition, we issued 29,167 shares to SPARKEnergy.com corporation as a finder's fee.

     In July 2000 we entered into a plan of recapitalization with the holders of our Series A Preferred Stock. This provides for:

     The exchange of the 1,138,888 shares of Series A Preferred Stock outstanding for the same number of shares of Series D Preferred Stock with (i) dividends on the Series D Preferred Stock being 6% instead of the 9% on the present Series A Preferred Stock, and (ii) the Series D Preferred Stock being entitled to the benefits of the dividend payment protection fund (i.e. a fund to ensure that a certain level of dividends on the Series D Preferred Stock are paid); the issuance of Series B Warrants to acquire 1,500,000 shares of our common stock (inclusive of the approximately 500,000 Series B Warrants which may be acquired by certain Zapco stockholders in connection with their acquisition of interests of one of the holders of the Series A Preferred Stock) at an exercise price of $4.00 per share, which warrants will become exercisable upon the plan"s becoming effective; and the annual interest rate on the one-year $7.74 million limited recourse promissory note issued to us by one of the holders of the Series A Preferred Stock will decrease from 9.25% to 6.25% when the plan becomes effective.

     The plan of recapitalization will become effective after it has been approved by our stockholders and after the Internal Revenue Service issues a private letter ruling to the effect that completion of the plan will not have an adverse tax effect on the parties thereto.

     On June, 23 2000, we issued 200,000 shares of our common stock in exchange for an approximately 31% voting interest in Marathon Capital, LLC ("Marathon Capital"), a Bannockburn, Illinois-based company, engaged in the financing of energy conservation projects, independent power production and renewable energy projects, specializing in the origination, processing and financing of nonconforming commercial loans and leases. Richard T. Brandt II, the Chief
Executive, Operating and Financial Officer of Marathon Capital, is a former director of our Company. In addition, our CEO, Lawrence I. Schneider, has an equity interest in Marathon. We also agreed to retain Marathon as a consultant to assist on negotiating and financing future projects.

     During 2000, after the death of company president Richard H. Nelson, a new management team was assembled to actively pursue acquisitions and develop new energy programs. Our current senior management consists of Goran Mornhed, President and Chief Operating Officer, Lawrence I. Schneider, Chief Executive Officer, Robert C. Benson, Chief Financial Officer, Barbara Farr, General Counsel and Leif Bergquist, Vice President for New Business.

     Energy Division

     Our Energy Division engages in the energy industry, producing clean, efficient heating and cooling and renewable energy close to the customer. While considered an Independent Power Producer ("IPP"), the Company serves smaller, growing, niche markets seeking clean, efficient and reliable energy.

     We believe that the power production industry is in the midst of major changes that will provide significant opportunities for U.S. Energy Systems. Deregulation, the process of transitioning a regulated monopoly into a competitive environment, is allowing energy users to consider a variety of options. Primary drivers of deregulation include the aging infrastructure of large, central utility plants, the pursuit of cost competitive energy, the dramatic increases in electricity use for computers, servers, the telecommunications sector and Internet data centers and the demand for high quality, high reliability power. Distributed generation, or energy produced near the user, is a response to the ongoing imbalance between power demand and supply.

     To increase competition, in April 1996, the Federal Energy Regulatory Commission ("FERC") ordered all regulated electric companies to open their transmission lines to IPPs, thus allowing the wholesale purchase of power by regulated electric companies from distant independent producers. This process is known as wholesale wheeling and generally allows regulated electric companies to purchase electricity from IPPs more efficiently and usually less expensively than they are able to produce on their own. While federal regulation does not mandate that the transmission lines be opened for sale of power by IPPs directly to retail end users, many states have adopted these regulations, and others are expected to adopt them in the near future. This process is known as retail wheeling, which is similar in concept to competition among long distance telephone service providers.

     The increasing demand for clean, efficient, high quality power is also the result of tighter emission standards and mounting concern regarding harmful effects on the environment. Cogeneration, also referred to as combined heat and power (CHP), with a lesser amount of fuel consumed, creates less pollution than traditional fossil fuel-burning engines and boilers, conserves the earth's depleting, non-renewable energy resources and is considered a more environmentally responsible method of producing energy.

     CHP is the production of two or more energy forms (typically electricity and heat) simultaneously from the same fuel source. While producing electricity in a CHP system, heat that is otherwise wasted is recovered from the exhaust and/or engine coolants. This recovered heat can be used to replace heat which would otherwise be generated by conventional furnaces and boilers.

     Environmentally-responsible power production is also achieved by utilizing renewable fuel sources, which include geothermal, wind, solar, hydro, and waste products, including waste oil, waste wood and other biomass, or landfill gas. Our December 1996 acquisition of the two operating geothermal power plants known as Steamboat 1 and 1A, in Steamboat Hills, Nevada provided our initial entry into this area of "green" power production.

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

Environmental Division

     The acquisition of American Enviro-Services, Inc. ("AES") in August 1997 marked our expansion into the environmental services field. While separate from our energy operations, the Environmental Division serves several of our complementary needs including environmental consultation. We plan to utilize the synergistic services of our Environmental Division in our energy operations and to expand this area of our business through internal growth and acquisitions. We believe that the environmental services field is an industry with growth potential, and one in which we can create a profitable market niche.

     AES is a primary supplier of a broad range of environmental services in the
midwestern  United  States,  including  environmental  assessments,   emergency
response and environmental remediation. AES currently contracts with over 1,100 companies.

     We expanded our Environmental Division in 2000 by opening locations in Monroe, Ohio and Murfreesboro, Tennessee. These expansions strengthen AES' market and operating position in the greater midwestern U.S. region.

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

Operations

   Energy Division

     Steamboat 1 and 1A Geothermal Power Plants. Our 95%-owned subsidiary, Steamboat Envirosystems, LLC ("Steamboat LLC"), owns two geothermal power plants in Steamboat Hills, Nevada: Steamboat 1 and 1A. The remaining 5% of Steamboat LLC is owned by Far West Capital ("Far West"), from which we purchased the Steamboat Facilities. Steamboat 1 and 1A produce electricity through a binary system in which hot water from the earth's sub-strata magma is circulated in one closed loop, which heats inert gas in another closed loop. The heated gas is compressed and is used to drive the turbines, which generate electricity. The geothermal water used in this process is reinjected into the earth to be re-heated.

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

     Steamboat 1 and 1A were built in 1986 and 1988, respectively, by Far West and are managed by SB Geo, Inc. ("SB Geo"), a company in which the principals of Far West own a majority equity interest. We have contracted with SB Geo for its continued management services at prices, which may not exceed charges for similar services which could be obtained from other sources.

     Steamboat 1 and 1A produce a combined seven megawatts of electric power, which is sold under two long term power purchase agreements with Sierra Pacific Power Company ("Sierra"). Sierra is obligated to pay market rates for the electric power generated by these plants.

     Plymouth State College, New Hampshire. Our subsidiary owns a 50% interest in Plymouth Cogeneration Limited Partnership ("Plymouth Cogeneration") which owns and operates a cogeneration plant producing 1.2 megawatts of electricity and 25 million BTUs of heat at Plymouth State College, in Plymouth, New Hampshire. The Plymouth Facility provides 100% of the electrical and heating requirements for the campus, which is a part of the University of New Hampshire system, under a 20-year contract expiring in 2014. The project consists of a combination of diesel engine-generators, heat recovery and supplemental boilers, and the complete civil works linking all campus buildings into a single heating loop.

     The day-to-day operations of the Plymouth Facility are managed by one of our partners in this project and management decisions are made by a committee composed of representatives of the three partners in this project.

     Because the power requirements at the college have increased, during 2000 one of the engine-generators was replaced with a new model providing increased production. All costs of this replacement were borne by the college.

     Lehi Cogeneration Project, Utah. In January 1994, we, through our wholly-owned subsidiary, Lehi Envirosystems, Inc. ("LEHI"), purchased a 50% equity interest in Lehi Independent Power Associates ("LIPA"), which owns a cogeneration facility in Lehi, Utah (the "Lehi Facility") and the underlying real estate, hardware and permits to operate the Lehi Facility. The Lehi Facility has been dormant since 1990. The Company is currently considering re-equipping the facility or selling it.

     Reno Energy District Heating Project. We have an 89.6% interest in USE Geothermal, LLC ("USE Geo"), which has loaned Reno Energy $1.7 million for use in providing engineering, design and financial services. The services will be provided in connection with a facility, which will use geothermally heated fresh water for space heating and cooling, as well as for process heating, for nearby developments, including an industrial park in South Meadows, Nevada. The Reno Facility is still in the planning and development stage. The Nevada Public

Utilities Commission issued its Compliance Order approval for the Reno Facility in November 1997, and the Washoe County Planning Commission issued its Special Use Permit for the Reno Facility in December 1997.

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

Environmental Division

     We entered the environmental services field with our acquisition of AES, reaffirming our commitment to protect and improve the environment through consultation, remediation, recovery and utilities services. AES also provides emergency response services throughout the midwestern United States. In 1998, we acquired the assets of Commonwealth Petroleum Recycling, Shelbyville, Kentucky and in 2000, AES expanded by opening an office in Monroe, Ohio and acquiring the assets of Greene Environmental Services, Murfreesboro, Tennessee, all of which are currently operating as a divisions of AES, under the AES name.

     A large portion of our Environmental Division operation consists of remediation, clean up and monitoring. For example, AES is continuing to work on a three-year contract with the Warrick County Commission to oversee and manage the closure and monitoring of the solid waste landfill, along with all substations, in Country of Warrick, Indiana. The contract, which began in March of 1998, requires that AES close and monitor the landfill, build a transfer station, and expand and redesign the substations and the recycling facility for the County.

Competition

   Energy Division

     The competition includes producers of power sold to wholesale markets, unregulated subsidiaries of electric utilities, other "green" energy companies and, to some extent, large independent Power Producers. Although some of these companies are larger and better financed than we are, we believe that by serving the smaller markets, offering to industrials and other energy users clean, efficient and reliable energy produced close the customer, we are entering segments of the marketplace where we will face less competition. We believe the efficiency, environmental benefits and the flexibility we offer our customers will enhance our competitiveness.

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

Environmental Division

     Our Environmental Division competes with several national companies, many of which are better capitalized than we are and have longer operating histories and larger client bases. In the Indiana-Kentucky-Illinois-Ohio-Tennessee area, the division competes with several small independent companies, which offer regional environmental services.

Employees

     At March 28, 2001, we employed approximately 55 full and part-time employees in our various subsidiaries and locations. Not included are personnel at our geothermal power plants, provided under contract with the plant operator. We consider our relations with employees to be satisfactory.

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

   Environmental Division

     There has been an increase in governmental regulations applicable to our Environmental Division, which generally increase the value of our services to customers, but may also increase our costs and risks of noncompliance. Various permits are generally required by federal and state environmental agencies. Most of these permits must be renewed periodically and the governmental authorities involved have the power, under various circumstances, to revoke, modify or deny issuance or renewal of these permits. Zoning, land use and siting restrictions also apply to these facilities. Regulations also govern matters such as the disposal of residual wastes, operating procedures, stormwater and wastewater discharges, fire protection, worker and community right-to-know and emergency response plans. Water pollution regulations govern some of the operations at our facilities. Safety standards under the Occupational Safety and Health Act in the United States and similar laws are also applicable.

     Federal Department of Transportation regulations also apply to our operation of vehicles, including licensing requirements for the vehicles and the drivers, vehicle safety requirements, vehicle weight limitations, shipment manifesting and vehicle placarding requirements. Governmental authorities have the power to enforce compliance and violators may face civil and criminal penalties. Private individuals may also have the right to sue to enforce compliance with certain of the governmental requirements.

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

     The Plymouth Facility is owned by Plymouth Cogeneration, a Delaware partnership, of which we own 50%. Plymouth Cogeneration owns all the plant and equipment associated with the cogeneration project including the diesel engines, generators, three auxiliary boilers, switchgear, controls and piping. The New Hampshire state university system has two contracts with Plymouth Cogeneration: a 20-year lease on the plant and equipment expiring in 2014 and a 20-year management contract expiring in 2014. Both contracts have escalation clauses. Because the power requirements at the college have increased, one of the engine-generators was replaced with a new model providing increased production.

     The Lehi Facility is owned by LIPA, a Utah limited liability company, of which we own 50%. The property includes two acres of land in Lehi, Utah, and all buildings and permits. All costs associated with LIPA and the operation of the Lehi Facility, and all income or losses are divided pro-rata among us and the owners of the remaining 50% of LIPA.

     The AES facilities are located in Newburgh, Indiana; Shelbyville, Kentucky; Monroe, Ohio; and Murfreesboro, Tennessee. The Newburgh facility is on a five and one-half acre property and the Shelbyville facility is on a two acre property. Both facilities include buildings, processing equipment, storage tanks, controls and related piping and are considered in satisfactory condition. There are mortgages on the buildings that totaled $250,000 at December 31, 2000. The facilities in Monroe and Murfreesboro are leased. Management believes the plants are adequately covered by insurance.

     Our headquarters are located in a commercial office building in White Plains, New York under a lease expiring in November 2005. The loss recognized for closing the former West Palm Beach headquarters was offset by the subletting of that office through the remaining term of its lease, which expires in October, 2005. We also lease from SB GEO regional offices in Reno, Nevada, on the site of the Steamboat facilities. We have no separate lease agreement for the Reno office space, but rental fees are included in the fees we pay to SB GEO for the operation and management of the Steamboat facilities.

     All our properties are in good condition and management believes that they are adequately covered by insurance.

ITEM 3. Legal Proceedings

     We are engaged from time to time in legal proceedings, none of which are expected to materially affect our business.

ITEM 4. Submission of Matters to a Vote of Security Holders

     None.


                                     PART II

ITEM 5. Market for Common Equity and Related Stockholder Matters

Price Range of Common Stock

     Our Common Stock trades on the Nasdaq SmallCap Market under the symbol USEY. The table below sets forth, for the periods indicated, the high and low sales prices for the Common Stock as reported by the Nasdaq SmallCap Market.

                                                              Sales Price
                                                              -----------
                                                           High         Low
                                                           ----         ---
     Fiscal Year Ended January 31, 2000:
         First Quarter ........................        $   2.94     $   2.00
         Second Quarter .......................            3.47         2.31
         Third Quarter ........................            2.94         1.88
         Fourth Quarter .......................            5.69         2.13
     Eleven Months Ended December 31, 2000:
         First Quarter ........................        $   8.00     $   2.63
         Second Quarter .......................            5.81         3.00
         Third Quarter ........................            6.47         4.44
         Two Months Ended December 31, 2000 ...            5.84         2.88
     Fiscal Year Ended December 31, 2001:
         First Quarter (through March 28, 2001)        $   5.25     $   3.88

     On March 29, 2001, the last sale price of the Common Stock as reported on the Nasdaq SmallCap Market was $5.06.

Price Range of Warrants

     Our warrants trade on the Nasdaq SmallCap Market under the symbol USEYW. The following table sets forth, for the period indicated, the high and low sales prices for the Warrants as reported by the Nasdaq SmallCap Market.

                                                              Sales Price
                                                              -----------
                                                           High         Low
                                                           ----         ---
     Fiscal Year Ended January 31, 2000:
         First Quarter ........................        $   0.56     $   0.31
         Second Quarter .......................            0.56         0.28
         Third Quarter ........................            0.47         0.25
         Fourth Quarter .......................            1.75         0.28
     Eleven Months Ended December 31, 2000:
         First Quarter ........................        $   4.00     $   0.50
         Second Quarter .......................            2.38         0.97
         Third Quarter ........................            2.84         1.44
         Two Months Ended December 31, 2000 ...            2.84         0.97
     Fiscal Year Ended December 31, 2001:
         First Quarter (through March 28, 2001)        $   1.88     $   0.94

     On March 29, 2001, the last sale price of the Warrants as reported on the Nasdaq SmallCap Market was $1.47.


Holders

     As of March 28, 2001 there were 553 holders of record of our Common Stock. On the same date there were 21 holders of record of our Warrants. Management estimates that there are also over 2,000 beneficial owners of our common stock.


Dividends

     We have not paid cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. Our ability to pay cash dividends on our common stock may be limited by our outstanding shares of Series A Preferred Stock and Series B Preferred Stock and by the shares of Series C Preferred Stock to be issued in conjunction with our merger with Zapco and the Series D Preferred Stock that is to be issued in connection with our plan of recapitalization. Generally, these shares of preferred stock provide that no dividends may be paid on our common stock unless dividends have been set aside for the outstanding preferred stock. In addition, we may also be limited in our ability to pay dividends by various loan agreements that Zapco has entered into which may limit its subsidiaries' ability to distribute cash.


Recent Sales of Unregistered Securities

     On October 24, 2000, we issued 25,000 shares of common stock to the Estate of Richard H. Nelson, our former president, as part of a settlement with the estate. The issuance of these shares was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof.


ITEM 6. Management's Discussion and Analysis of Plan of Operations

General

     In the year ended December 31, 2000, we changed our fiscal year end from January 31 to December 31. Accordingly, the results of operations presented below compare the results for the eleven months ended December 31, 2000 with results for the twelve months ended January 31, 2000.

     Investments in joint ventures are accounted for on the equity method of accounting and accordingly the revenues and expenses of these investments are not included in our consolidated statement of operations. Condensed information may be found in the notes to financial statements.

Results of Operations

     Eleven months ended December 31, 2000 ("Fiscal 2000") compared to year ended January 31, 2000 ("Fiscal 1999")

     Revenues by division were as follows:

                                                  Fiscal 2000   Fiscal 1999
                                                  -----------   -----------
          Energy Division ......................  $5,046,000    $1,318,000
          Environmental Division ...............   3,281,000     3,397,000
                                                  ----------    ----------
                                                  $8,327,000    $4,715,000
                                                  ==========    ==========


     Fiscal 2000 revenues increased by 77% or $3,612,000 over Fiscal 1999, reflecting a 283% increase in revenues of the Energy Division offset by a 3% decrease in revenues of the Environmental Division. Revenues of the Energy Division increased due to higher market rates for electricity in the current period. Costs and expenses in Fiscal 2000, exclusive of loss or gain from joint ventures, increased by 21% or $1,217,000 to $7,059,000 from $5,842,000 in the previous fiscal period. Details are as follows:

                                                  Fiscal 2000   Fiscal 1999
                                                  -----------   -----------
          Operating costs ......................  $3,819,000    $2,817,000
          Salaries and consulting fees .........   1,325,000       807,000
          Legal and professional fees ..........     479,000       657,000
          Insurance ............................     190,000       168,000
          Corporate expenses ...................     189,000       175,000
          Other general and administrative .....     432,000       639,000
          Depreciation and amortization ........     625,000       579,000
                                                  ----------    ----------
               Total ...........................  $7,059,000    $5,842,000
                                                  ==========    ==========


     Steamboat royalties are now being classified as operating expense.

     Included in general and administrative expenses were payroll costs and consulting fees of $1,325,000 in Fiscal 2000 compared to $807,000 in Fiscal 1999. The increase was due primarily to the increased staffing and consultants required to manage divisional operations and to further development. Legal and professional fees decreased to $479,000 from $657,000 in the previous fiscal period due to the fact that in Fiscal 1999 we expensed costs in connection with projects no longer being pursued.

         A divisional breakdown of costs for Fiscal 2000 is as follows:

                                                     Energy     Environmental    Corporate
                                                    Division      Division       and Other        Total
                                                    --------      --------       ---------        -----
          Operating expense .................     $1,548,000     $2,271,000                    $3,819,000

          General and administrative expenses        151,000        478,000     $1,986,000      2,615,000
                                                                                                  151,000
          Depreciation and amortization .....        154,000        451,000         20,000        625,000
                                                  ----------     ----------     ----------     ----------
                                                  $1,853,000     $3,200,000     $2,006,000     $7,059,000
                                                  ==========     ==========     ==========     ==========


         A comparable divisional breakdown for Fiscal 1999 showed as follows:
                                                     Energy     Environmental    Corporate
                                                    Division      Division       and Other        Total
                                                    --------      --------       ---------        -----
          Operating expense .................     $  686,000     $2,131,000                    $2,817,000

          General and administrative expenses        257,000        458,000     $1,731,000      2,446,000

          Depreciation and amortization .....        166,000        383,000         30,000        579,000
                                                  ----------     ----------     ----------     ----------
                                                  $1,109,000     $2,972,000     $1,761,000     $5,842,000
                                                  ==========     ==========     ==========     ==========

     Divisional expenses shown do not include direct general and administrative costs incurred by corporate offices in managing the Energy and Environmental divisions. Expenses of the Energy Division increased by $744,000 primarily as a result of an increase in royalties which are related to higher revenues. Expenses of the Environmental Division increased by $228,000 primarily due to costs of expansion into Ohio and Tennessee, and higher depreciation costs for additional equipment. The increase in Corporate overhead resulted in improvement in managing divisional operations and permitted further development activity.

     Losses (gains) from Joint Ventures are detailed in Note F to the financial statements.

     Interest income increased to $536,000 in Fiscal 2000 from $143,000 in Fiscal 1999 as a result of higher cash balances carried and the receipt of interest on notes receivable not in effect in the prior period.

     During the three months ended July 31, 2000, as part of the installation of a new management and development team, non-qualified stock options were issued to certain employees. As of issue date, the market price of certain of such options granted exceeded the exercise price, resulting in a non-cash charge of $1,313,000, which is shown as compensation recognized from the issuance of options. A charge of $311,000 was also recorded in connection with severance costs and the repositioning of our company.

     Fiscal 1999 results included litigation settlement costs of $932,000, and income of $600,000 resulting from net proceeds of a life insurance policy on Richard H. Nelson, former president.

     An income tax benefit of $1,200,000 is reflected in Fiscal 2000. In past years, we fully reserved against the potential benefit of operating loss carryforwards. Since the operating results now show profits, it is proper to reserve a lesser amount. See Note I to the financial statements.

     Dividends on preferred stock increased by $274,000, from $263,000 in Fiscal 1999 to $537,000 in Fiscal 2000, as a result of the issuance in July 2000 of an additional 861,110 shares of Series A Preferred Stock.

     A special adjustment to net income applicable to common stock used in the EPS calculation was required under the provisions of Emerging Issues Task Force Memo No. 98.5. In July 2000, an option to acquire additional shares of Series A Convertible Preferred Stock for $7,750,000 was exercised. Due to the requirements of Memo No. 98.5, the difference between the conversion price of the Preferred Stock and the market price of the Common Stock at the day of exercise was treated as a non-cash dividend, which is shown on the Consolidated Statement of Operations as a dividend on beneficial conversion of preferred stock. There is an immediate offset in other equity accounts, so that there is no net effect on Stockholders" Equity from this required non-cash and non-operating adjustment.

Liquidity and Capital Resources

     At December 31, 2000, cash totaled approximately $5,435,000, as compared to $301,000 at January 31, 2000, an increase of $5,134,000. The increase in cash at December 31, 2000 is attributable to cash inflows from financing activities of $6,335,000 offset by $231,000 used in operating activities and $970,000 used in investing activities. Included in funds provided from financing activities were $3,500,000 from the investment in our common stock by Cinergy Solutions, Inc. ("Cinergy Solutions"), a subsidiary of Cinergy, and $3,320,000 from exercise of warrants and option.

     During Fiscal 2000 operating activities used cash of $231,000 as compared to $101,000 cash used in operations in Fiscal 1999. Non-recurring items in Fiscal 2000 included $1,313,000 of non-cash compensation in connection with the granting of stock options to members of the new management team. We also recognized $1,200,000 of deferred income taxes, more fully described in Footnote I to the Financial Statements. Non-recurring items in Fiscal 1999 included the provision of $900,000 for settlement of a litigation, which was paid during Fiscal 2000. The net loss in Fiscal 1999 included the write-off of $441,000 in deferred acquisition costs. Non-recurring operating results in Fiscal 1999 also included a $600,000 net gain from receipt of a life insurance claim.

     We used $970,000 in investing activities in Fiscal 2000 compared to $425,000 in Fiscal 1999. During Fiscal 2000 we used $51,000 in the investment in Marathon Capital, LLC, and $224,000 in the investment in Castlebridge Partners, LLC. We used $647,000 to acquire equipment and leasehold improvements during Fiscal 2000 as compared to $485,000 in the previous fiscal year. We also had $278,000 in deferred acquisition costs in the current fiscal year as compared to $170,000 in the prior year. Offsetting these were distributions received of $183,000 from LIPA and $49,000 from Plymouth Cogeneration.

     Cash flow provided by financing activities in Fiscal 2000 included $3,500,000 from the investment in our common stock by Cinergy Solutions and $3,320,000 from the exercise of options and warrants. A partial redemption of convertible subordinated activities used cash amounting to $164,000. During Fiscal 1999 $250,000 was provided by the partial exercise of the option held by ESI resulting in the issuance of Series A Convertible Preferred Stock.

     As of December 31, 2000, we had $202,000 in aggregate principal amount of our 9% Convertible Debentures outstanding. We also had $300,000 outstanding under a bank line of credit which is renewable annually, bearing interest at 0.5% above prime (10% at December 31, 2000).

     We anticipate that the merger with Zapco as discussed in the Recent Developments section of this report will be completed in April 2001. The $ 12 million cash portion of the merger consideration to be paid will be funded from the $11.5 million investment by Cinergy Energy in the entity effecting the merger, and the $500,000 cash balance will be provided by us.

     Our working capital at December 31, 2000 was $6,973,000 compared to a deficit of $255,000 at January 31, 2000. During the next twelve months we anticipate positive cash flows from both our Energy Division and the Environmental Division, which, together with our present cash balance, proceeds from exercise of options and warrants and the payment of the subscription note receivable, will be sufficient to meet working capital needs. As of December 31, 2000, there were 3,000,350 public warrants outstanding with exercise price of $4.00. These warrants, will expire on December 1, 2001 if not exercised, if exercised, however there will be a cash inflow of approximately $12 million. However, there is no assurance that we will receive the anticipated cash flows and proceeds or that warrants will be exercised.

ITEM 7.  Financial Statements

     See the Financial Statements and Independent Auditors' Report which are attached hereto as the "Financial Statement Appendix" on pages F-1 through F-23.

ITEM 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     On or about August 7, 2000, we dismissed Richard A. Eisner & Company,LLP (the "Former Auditor") as our principal outside accountant. The Former Auditor's reports on our financial statements during the past two years did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles. The decision to change accountants was approved by the audit committee of our board of directors.

     During the two fiscal years ended January 31, 2000 and all subsequent interim periods preceding the dismissal we had no disagreements with the Former Auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of the Former Auditor, would have caused it to make a reference to the subject matter of the disagreement in connection with its report.

     On or about August 7, 2000, we engaged Kostin, Ruffkess & Company, LLC, independent certified public accountants, as our principal accountant to audit the Company's financial statements and to examine the consolidated financial statements of US Energy and its subsidiaries for the fiscal year ended December 31, 2000.


                                    PART III

ITEM 9. Directors and Executive Officers of the Company

     The information contained under the caption "Election of Directors - Directors and Executive Officers" in our definitive proxy statement filed with the SEC in March 2001 (the "Proxy Statement") is incorporated herein by reference.

ITEM 10. Executive Compensation

     The information contained under the caption "Election of Directors - Executive Compensation" in our Proxy Statement is incorporated herein by reference.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management

     The  information   contained  under  the  caption  "Security  Ownership  of
Management and Principal Stockholders" in our Proxy Statement is incorporated herein by reference.

ITEM 12. Certain Relationships and Related Transactions

     The information contained under the "Certain Relationships and Related Transactions" in our Proxy Statement is incorporated herein by reference.

ITEM 13. Exhibits, Lists and Reports on Form 8-K

a.   Exhibits.

EXHIBIT
NUMBER         DESCRIPTION
------         -----------

2.1 Merger Agreement by and between the Company, AES Merger Corp., American Enviro-Services, Inc., and the Shareholders of American Enviro- Services, Dated as of August 4, 1997(4)

2.2. Subscription Agreement dated as of August 23, 2000, by and among U.S. Energy System Castlebridge, LLC ("USE Sub"), Kemper-Castlebridge, Inc., ("KC"), GKM II Corporation ("GKM") and Castlebridge Partners, LLC ("Castlebridge") (9)

2.3 Agreement and Plan of Reorganization and Merger dated as of November 28, 2000, by and among U.S. Energy Systems, Inc. ("US Energy"), USE Acquisition Corp. ("US Energy Sub"), and Zahren Alternative Power Corp. ("Zapco") (without schedules or exhibits) (the "Merger Agreement"). (11)

2.4            Amendment No 1 dated  December  11, 2000 to the Merger  Agreement
               (11)

2.5            Amendment No. 2 dated December 19, 2000 to the Merger Agreement

2.6            Amendment No. 3 dated January 19, 2000 to the Merger Agreement

2.7            Amendment No. 4 dated February 23, 2000 to the Merger Agreement

3.1 Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware(1)

3.2            By-Laws of the Company(2)

3.3            Articles of Organization of Steamboat Envirosystems, L.C.(1)

3.4 Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company (10)

3.5 Certificate of Increase of Series A Convertible Preferred Stock of the Company (10)

3.6            Amended and Restated By-Laws of US Energy (11)

3.7            Form of  Certificate  of  Designation  for US  Energy's  Series C
               Preferred Stock

3.8            Form of  Certificate  of  Designation  for US  Energy's  Series D
               Preferred Stock

3.9 Certificate of Correction to Certificate of Designation of Series A Preferred Stock

3.10 Certificate of Correction to Certificate of Designation of Series B Preferred Stock

4.1            Specimen Stock Certificate(1)

4.2            Form of Warrant(1)

4.3            Form of Warrant Agreement(1)

4.4            Form of Representative's Purchase Option(1)

4.5 Certificate of Designation of Series A Convertible Preferred Stock of the Company as filed with the Secretary of State of Delaware on March 23, 1998(7)

4.6 Certificate of Designation of Series B Convertible Preferred Stock of the Company as filed with the Secretary of the State of Delaware (14)

4.7 Amended and Restated Plan of Recapitalization dated as of July 31, 2000 by and between the Company and the parties identified therein.

4.8            Form of Series B Warrant to Purchase Shares of Common Stock(10)

4.9            Form of Series C Redeemable  Common Stock Purchase  Warrant of US
               Energy (11)

10.1           Plan of Reorganization of Cogenic Energy Systems, Inc.(2)

10.2           8% Convertible Subordinated Debenture due 2004(2)

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

10.16 Security Agreement and Financing Statement among the Company, Lehi Envirosystems, Inc., Plymouth Envirosystems, Inc. and Anchor Capital Company, LLC dated June 14, 1995, as amended(1)

10.20 Lease dated September 1, 1995 between the Company and Gaedeke Holdings, Ltd.(1)

10.21          Documents related to Private Placement(1)

10.21(a)       Certificate of Designations(1)

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

10.32          Form of Debenture Conversion Agreement(1)

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

10.33(c) Security Agreement, dated as of April 9, 1997, made by Reno Energy LLC in favor of USE Geothermal LLC(3)

10.33(d) Form of Security Agreement and Collateral Assignment, entered into by and between USE Geothermal LLC and both FWC Energy LLC and ART LLC(3)

10.33(e) Guaranty Agreement, dated as of April 9, 1997, made by FWC Energy LLC and ART LLC in favor of USE Geothermal LLC(3)

10.34          1996 Stock Option Plan(5)

10.35          Form of 9% Convertible Subordinated Secured Debenture due 2004(6)

10.36 Form of Employment Agreement by and between the Company and Howard Nevins(4)

10.37 Subscription Agreement, dated March 20, 1998, between the Company and Energy Systems Investors, LLC(7)

10.38 Registration Rights Agreement, dated March 20, 1998, between the Company and Energy Systems Investors, LLC(7)

10.39 Amended and Restated Stock Option Agreement between the Company and Lawrence I. Schneider dated May 10, 2000 with respect to 750,000 shares of the Company Common Stock (10)

10.40 Amended and Restated Stock Option Agreement between the Company and Goran Mornhed dated May 10, 2000 with respect to 1,000,000 shares of the Company Common Stock (10)

10.41 Pledge Agreement dated as of July 31, 2000 by and between the Company and Energy Systems Investors, L.L.C. (10)

10.42 Limited Recourse Promissory Note dated July 31, 2000 issued by Energy Systems Investors, L.L.C. in favor of the Company (10)

10.43 Stockholders' and Voting Agreement dated as of November 28, 2000 by and among AJG Financial Services, Inc., Bernard Zahren, Environmental Opportunities Fund, Environmental Opportunities Fund/Cayman, Finova Mezzanine Capital Corp., Frederic Rose, M & R Associates, Martin F. Laughlin, Michael J. Carolan and Richard J. Augustine (collectively, the "Zapco Stockholders"), US Energy, Cinergy Solutions, Inc. ("Cinergy Solutions") and certain stockholders of US Energy. (11)

10.44 Termination Fee Agreement dated as of November 28, 2000 by and among US Energy, Zapco and Cinergy Energy Solutions, Inc. ("Cinergy Energy"). (11)

10.45 Indemnification Agreement dated as of November 28, 2000 by and among the Zapco Stockholders, Zapco, US Energy, US Energy Sub and Cinergy Energy. (11)

10.46 Escrow Agreement dated November 28, 2000 by and among the Zapco Stockholders, Zapco, US Energy, US Energy Sub, Cinergy Energy and Tannenbaum Helpern Syracuse & Hirschtritt LLP as Escrow Agent.
               (11)

10.47 Registration Rights Agreement dated November 28, 2000 by and among US Energy and the Zapco Stockholders. (11)

10.48 Employment Agreement dated November 28, 2000 by and between US Energy and Bernard Zahren. (11)

10.49 Form of Stock Option Agreement to be entered into by and between US Energy and Bernard Zahren. (11)

10.50          Performance Guaranty dated as November 28, 2000 of US Energy.(11)

10.51          Performance  Guaranty of Cinergy Solutions Holding Company,  Inc.
               dated as of November 28, 2000. (11)

10.52 Subscription Agreement dated as of November 28, 2000 by and among US Energy, US Energy Sub and Cinergy Energy. (11)

10.53 Stockholders Agreement dated as of November 28, 2000 by and among US Energy, US Energy Sub and Cinergy Energy. (11)

10.54 Indemnification Agreement dated as of November 28, 2000 by and among US Energy, US Energy Sub and Cinergy Energy. (11)

10.55 Employment Agreement dated as of May 10, 2000 by and between the Company and Lawrence Schneider(13)

10.56 Employment Agreement dated as of May 10, 2000 by and between the Company and Goran Mornhed(13)

10.57          2000 Executive Incentive Compensation Plan(13)

10.58          2000 Executive Bonus Plan(13)

10.59 Stock Option Agreement between the Company and Lawrence Schneider with respect to 1,000,000 shares of Common Stock(13)

10.60 Stock Option Agreement between the Company and Goran Mornhed with respect to 187,500 shares of Common Stock.(13)

10.61 Stock Option Agreement between the Company and Goran Mornhed with respect to 562,500 shares of Common Stock(13)

21.1           Subsidiaries of the Company

23.1           Consent of Richard A. Eisner & Company, LLP

23.2           Consent of Kostin, Ruffkess & Company, LLC

27.1           Financial Data Schedule

99.2 Second Amended and Restated Operating Agreement dated as of August 23, 2000 by and between USE Sub, KC, GKM and Castlebridge.
               (12)

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

(5) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended January 31, 1997.

(6) Incorporated by reference to the Company's Current Report on Form 8-K dated August 18, 1997.

(7) Incorporated by reference to the Company's Current Report on Form 8-K filed on March 26, 1998.

(8) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended January 31, 1998.

(9) Incorporated by reference to the Company's Current Report on Form 8-K/A filed on September 5, 2000.

(10) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended July 31, 2000.

(11) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended October 31, 2000.

(12) Incorporated by reference to the Company's Registration Statement on Form S-3 filed on February 20, 2001.

(13) Incorporated by reference to the Company's Current Report on Form 8-K dated May 4, 2000.

(14) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended January 31, 1999.

b.   Reports on Form 8-K

     No reports on Form 8-K were filed during the period ended December 31, 2000, other than a report, dated September 22, 2000, disclosing under item 8, the change in our fiscal year and an amendment to a report on 8-K, dated August 23, 2000 and filed with the SEC on November 6, 2000, which under item 7, included the financial statement of Castlebridge Partners, LLC.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              U.S. ENERGY SYSTEMS, INC.


April 2, 2001                                By: /S/  ROBERT C. BENSON
                                                 ---------------------------
                                                  Robert C. Benson
                                                  Chief Financial Officer

                    Signature                        Title                                   Date
                    ---------                        -----                                   ----
                                           Chairman  of the  Board  of  Directors
 /S/  LAWRENCE I. SCHNEIDER                   and Chief Executive Officer                 April 2, 2001
---------------------------------
      Lawrence I. Schneider

                                           President and Chief Operating Officer
 /S/  GORAN MORNHED                           and Director                                April 2, 2001
---------------------------------
          Goran Mornhed

 /S/  ROBERT C. BENSON                     Chief Financial Officer                        April 2, 2001
---------------------------------
        Robert C. Benson

 /S/  HENRY SCHNEIDER                      Director and Vice President                    April 2, 2001
---------------------------------             of Development
         Henry Schneider

                                           Director and Executive  Vice President         April 2, 2001
 /S/  HOWARD NEVINS                           of the Environmental Division
---------------------------------
          Howard Nevins

 /S/  IRVING LEVINE                        Director                                       April 2, 2001
---------------------------------
          Irving Levine

 /S/  M. STEPHEN HARKNESS                  Director                                       April 2, 2001
---------------------------------
       M. Stephen Harkness

 /S/  EVAN EVANS                           Director                                       April 2, 2001
---------------------------------
           Evan Evans

                                           Director                                       April 2, 2001
---------------------------------
         Asher E. Fogel

                                           Director                                       April 2, 2001
---------------------------------
        Stanleigh G. Fox

 /S/  ALLEN J. ROTHMAN                     Director                                       April 2, 2001
---------------------------------
        Allen J. Rothman

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                                    CONTENTS

                                                                           Page
                                                                           ----
Consolidated Financial Statements

     Independent auditors' report ...................................      F-2

     Balance sheet as of December 31, 2000 ..........................      F-4

     Statements of operations for the eleven months
          ended December 31, 2000 and for the year
          ended January 31, 2000 ....................................      F-5

     Statements of changes in stockholders' equity for
          the eleven months ended December 31, 2000 and
          for the year ended January 31, 2000 .......................      F-6

     Statements of cash flows for the eleven months
          ended December 31, 2000 and for the year
          ended January 31, 2000 ....................................      F-7

     Notes to financial statements ..................................      F-9

                         INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
U.S. Energy Systems, Inc.
White Plains, New York



We have audited the accompanying consolidated balance sheet of U.S. Energy Systems, Inc. and subsidiaries as of December 31, 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the eleven months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Energy Systems, Inc. and subsidiaries as of December 31, 2000, and the consolidated results of their operations and their consolidated cash flows for the eleven month period then ended in conformity with generally accepted accounting principles.


/s/ Kostin, Ruffkess and Company
--------------------------------
Kostin, Ruffkess and Company
West Hartford, Connecticut
March 23, 2001

                         INDEPENDENT AUDITORS' REPORT



Board of Directors and Stockholders
U.S. Energy Systems, Inc.
West Palm Beach, Florida


We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows of U.S. Energy Systems, Inc. and subsidiaries for the year ended January 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated results of their operations and the consolidated cash flows of U.S. Energy Systems, Inc. and subsidiaries for the year ended January 31, 2000 in conformity with generally accepted accounting principles.


/s/ RICHARD A. EISNER & COMPANY, LLP
------------------------------------
Richard A. Eisner & Company, LLP

New York, New York
April 7, 2000

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


                                                                                                 December 31,
                                                                                                    2000
                                                                                                ------------
ASSETS
Current assets:
   Cash ................................................................................        $  5,435,000
   Accounts receivable (less allowance for doubtful accounts $15,000) ..................           2,860,000
   Other current assets ................................................................             825,000
                                                                                                ------------
      Total current assets .............................................................           9,120,000
Property, plant and equipment, net .....................................................           5,965,000
Notes receivable .......................................................................           1,754,000
Accrued interest receivable ............................................................             459,000
Investments in joint ventures:
   Lehi Independent Power Associates, L.C ..............................................             853,000
   Plymouth Cogeneration Limited Partnership ...........................................             455,000
   Marathon Capital, LLC ...............................................................           1,013,000
   Castlebridge Partners, LLC ..........................................................           3,073,000
Deferred acquisition costs .............................................................             675,000
Deferred financing costs, net ..........................................................             557,000
Goodwill, net ..........................................................................           1,678,000
Deferred tax asset .....................................................................           1,200,000
Other assets ...........................................................................             223,000
                                                                                                ------------
                                                                                                $ 27,025,000
                                                                                                ============
LIABILITIES
Current liabilities:
   Current portion of long-term debt ...................................................        $    220,000
   Note payable - bank .................................................................             300,000
   Accounts payable and accrued expenses ...............................................           1,535,000
   Payable to estate of former officer .................................................              92,000
                                                                                                ------------
      Total current liabilities ........................................................           2,147,000
                                                                                                ------------
Long-term debt, less current portion ...................................................             537,000
Convertible subordinated debentures ....................................................             202,000
Advances from joint ventures ...........................................................             102,000
                                                                                                ------------
      Total long-term liabilities ......................................................             841,000
                                                                                                ------------
      Total liabilities ................................................................           2,988,000
                                                                                                ------------
Minority interest ......................................................................             559,000
                                                                                                ------------
Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, authorized 10,000,000 shares:
   Series A, 9% cumulative, convertible, issued and outstanding 1,138,888 shares
      (liquidation value of $10,404,160) ...............................................              11,000
   Series B, 9% cumulative, convertible, issued and outstanding 398 shares
Common stock, $.01 par value, authorized 50,000,000 shares; issued 7,695,558 shares ....              77,000
Treasury stock, 7,600 shares common stock at cost ......................................             (15,000)
Stock subscription receivable ..........................................................          (7,741,000)
Additional paid-in capital .............................................................          45,484,000
Accumulated deficit ....................................................................         (14,338,000)
                                                                                                ------------
                                                                                                  23,478,000
                                                                                                ------------
                                                                                                $ 27,025,000
                                                                                                ============

                        See notes to financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                                                             Eleven Months
                                                                                                 Ended           Twelve Months
                                                                                              December 31,     Ended January 31,
                                                                                                  2000               2000
                                                                                             ---------------    --------------
Revenues..................................................................................      $ 8,327,000        $ 4,715,000
                                                                                             ---------------    --------------
Costs and expenses:
   Operating expenses.....................................................................        3,819,000          2,817,000
   General and administrative expenses....................................................        2,615,000          2,446,000
   Depreciation and amortization..........................................................          625,000            579,000
   Litigation settlement costs............................................................            2,000            932,000
   Loss (gain) from joint ventures........................................................         (117,000)           100,000
                                                                                             ---------------    --------------
      Total costs and expenses............................................................        6,944,000          6,874,000
                                                                                             --------------     --------------
Income (loss) from operations.............................................................        1,383,000         (2,159,000)

Interest income...........................................................................          536,000            143,000
Interest expense..........................................................................         (110,000)          (115,000)
Life insurance proceeds, net of costs and expenses........................................                             600,000
Minority interest.........................................................................                              (6,000)
                                                                                             --------------     ---------------
Income (loss) before non-recurring items and extraordinary item...........................        1,809,000         (1,537,000)

Compensation arising from issuance of options to members of new management team...........        1,313,000
Provision for severance and repositioning of the Company..................................          311,000
                                                                                             --------------     ---------------
Income (loss) before extraordinary item...................................................          185,000         (1,537,000)
Extraordinary gain from early extinguishment of debt......................................                              69,000
Income tax benefit........................................................................        1,200,000
                                                                                             ---------------    ---------------
NET INCOME (LOSS).........................................................................   $    1,385,000       $ (1,468,000)
                                                                                             ===============    ===============


NET INCOME (LOSS).........................................................................   $    1,385,000       $ (1,468,000)
Dividends on preferred stock..............................................................         (537,000)          (263,000)
Dividends on beneficial conversion of preferred stock.....................................       (7,750,000)
                                                                                             --------------      -------------
LOSS APPLICABLE TO COMMON STOCK...........................................................   $   (6,902,000)      $ (1,731,000)
                                                                                             ==============     ==============
LOSS PER SHARE OF COMMON STOCK - BASIC AND DILUTED:
   LOSS BEFORE EXTRAORDINARY ITEM.........................................................   $        (1.05)     $       (0.34)
   EXTRAORDINARY ITEM.....................................................................                                0.01
                                                                                             --------------      -------------
   NET LOSS...............................................................................   $        (1.05)     $       (0.33)
                                                                                             ==============      =============
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                                        6,602,310          5,185,546
                                                                                             ==============      =============


                        See notes to financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                          Preferred Stock   Preferred Stock
                                             Series A           Series B         Treasury Stock
                                         ------------------ -----------------  -------------------
                                         Number             Number             Number
                                           of                 of                 of                Subscription
                                         Shares    Amount   Shares    Amount   Shares    Amount    Receivable
                                         --------  -------- --------        ----------  ---------- -----------
BALANCE - JANUARY 31, 1999...........      250,000   $3,000                    (2,600)  $ (3,000)

Cash paid for fractional shares......
Shares purchased for treasury........                                          (5,000)   (12,000)
Debentures exchanged for
   Preferred stock...................                           509       (*)
Compensatory warrant modification....
Shares issued for compensation.......
Shares issued as financing fee.......
Shares issued in connection with
   private placement offering, net of
financing costs......................       27,778      (*)
Net loss for the year ended
   January 31, 2000..................
Dividends on Preferred Stock:
   Series A..........................
   Series B..........................
                                         --------  -------- --------        ----------  ----------
BALANCE - JANUARY 31, 2000...........      277,778    3,000      509           (7,600)   (15,000)

Cash paid for fractional shares......
Shares issued pursuant to
   anti-dilution
   Provision of agreement with Energy
   Systems Investors, LLC and Larry
   Schneider.........................
Shares issued for investment in
   Marathon Capital, LLC.............
Shares issued in connection with
  investment
   In Castlebridge Partners, LLC.....
Shares issued to Cinergy Solutions...
Shares issued to estate of former
   officer...........................
Shares issued for conversion of
   Preferred Stock Series B..........                           (111)     (*)
Shares issued for exercised warrants.
Shares issued for exercised options..
Shares issued for the exercise of
   options on Preferred stock........      861,110    8,000
Compensation arising from issuance of
   options to members of new
   management team...................
Net income for the eleven months ended
   December 31, 2000.................
Dividends on Preferred Stock:
   Series A..........................
   Series B..........................
Dividends on beneficial conversion of
   Preferred Stock Series A..........
Stock subscription receivable on
  option exercised...................                                                              $ (7,741,000)
                                         --------  -------- --------        ----------  ---------- ------------
BALANCE - DECEMBER 31, 2000..........    1,138,888  $11,000      398            (7,600)  $(15,000) $ (7,741,000)
                                         ========  ======== ========        ==========  ========== ============

                                            Common Stock
                                         --------------------
                                          Number                       Additional
                                            of                          Paid-in
                                          Shares         Amount         Capital         Deficit          Total
                                         ---------     -----------   -------------     ----------    -------------
BALANCE - JANUARY 31, 1999............   5,160,605        $51,000     $17,467,000    $(6,505,000)      $11,013,000

Cash paid for fractional shares.......          (2)                                                            0
Shares purchased for treasury.........                                                                     (12,000)
Debentures exchanged for
   Preferred stock....................                                    433,000                          433,000
Compensatory warrant modification.....                                     15,000                           15,000
Shares issued for compensation........      16,287                         46,000                           46,000
Shares issued as financing fee........     187,234          3,000         493,000                          496,000
Shares issued in connection with
   private placement offering, net of
   financing costs....................                                    234,000                          234,000
Net loss for the year ended
   January 31, 2000...................                                                (1,468,000)       (1,468,000)
Dividends on Preferred Stock:
   Series A...........................                                   (217,000)                        (217,000)
   Series B...........................                                    (46,000)                         (46,000)
                                         ---------    -----------    ------------      ---------       -----------
BALANCE - JANUARY 31, 2000............   5,364,124         54,000      18,425,000     (7,973,000)       10,494,000

Cash paid for fractional shares.......          (5)                                                             (*)
Shares issued pursuant to
   anti-dilution
   Provision of agreement with Energy
   Systems Investors, LLC and Larry
   Schneider..........................      24,069             (*)             (*)                              (*)
Shares issued for investment in
   Marathon Capital, LLC..............     200,000          2,000         960,000                          962,000
Shares issued in connection with
   investment
   In Castlebridge Partners, LLC......     597,917          6,000       2,910,000                        2,916,000
Shares issued to Cinergy Solutions....     583,333          6,000       3,494,000                        3,500,000
Shares issued to estate of former
   officer............................      25,000             (*)        125,000                          125,000
Shares issued for conversion of
Preferred Stock Series B..............      30,720             (*)                                              (*)
Shares issued for exercised warrants..     689,650          7,000       2,751,000                        2,758,000
Shares issued for exercised options...     180,750          2,000         552,000                          554,000
Shares issued for the exercise of
options on Preferred stock............                                  7,741,000                        7,749,000
Compensation arising from issuance of
   options to members of new
   management team......................                                1,313,000                        1,313,000
Net income for the eleven months ended
   December 31, 2000....................                                               1,385,000         1,385,000
Dividends on Preferred Stock:
   Series A.............................                                 (498,000)                        (498,000)
   Series B.............................                                  (39,000)                         (39,000)
Dividends on beneficial conversion of
   Preferred Stock Series A.............                                7,750,000     (7,750,000)                0
Stock subscription receivable on
   option exercised.....................                                                                (7,741,000)
                                         ---------    -----------    ------------   ------------       -----------
BALANCE - DECEMBER 31, 2000............. 7,659,558    $    77,000    $ 45,484,000   $(14,338,000)      $23,478,000
                                         =========    ===========    ============   ============       ===========

(*)  Less than $1,000


                        See notes to financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                             Eleven      Twelve Months
                                                                                          Months Ended   Ended January
                                                                                          December 31,        31,
                                                                                              2000           2000
                                                                                          ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ...................................................................  $ 1,385,000    $(1,468,000)
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
      Depreciation and amortization ....................................................      625,000        579,000
      Equity in loss (gain) of joint ventures ..........................................     (117,000)       100,000
      Minority interest                                                                                        6,000
      Deferred income taxes ............................................................   (1,200,000)
      Gain from exchange of debentures for preferred stock                                                   (69,000)
      Write off of deferred acquisition costs                                                                441,000
      Gain on life insurance claim, net                                                                     (600,000)
      Write-down of assets .............................................................       56,000
      Shares issued to estate of former officer ........................................      125,000
      Compensation recognized for granting of stock options ............................    1,313,000         61,000
      Changes in:
        Accounts receivable, trade .....................................................   (2,328,000)       231,000
        Notes receivable ...............................................................       20,000         77,000
        Other current assets ...........................................................     (473,000)         3,000
        Other assets ...................................................................     (273,000)      (187,000)
        Accounts payable and accrued expenses ..........................................      666,000       (175,000)
        Litigation settlement payable ..................................................     (900,000)       900,000
        Life insurance proceeds, net of costs and expenses .............................      870,000
                                                                                          -----------    -----------
           Net cash used in operating activities                                             (231,000)      (101,000)
                                                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Loans to Reno Energy LLC ............................................................       (2,000)      (154,000)
   Repayments of loan by Reno Energy LLC ...............................................                     384,000
   Distribution from Lehi Independent Power Associates, LC .............................      183,000
   Distribution from Plymouth Cogeneration Limited Partnership .........................       49,000
   Investment in Marathon Capital, LLC .................................................      (51,000)
   Investment in Castlebridge Partners, LLC ............................................     (224,000)
   Acquisition of equipment and leasehold improvements .................................     (647,000)      (485,000)
   Deferred acquisition costs ..........................................................     (278,000)      (170,000)
                                                                                          -----------    -----------
           Net cash used in investing activities .......................................     (970,000)      (425,000)
                                                                                          -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of partial redemption of convertible subordinated debentures ................     (164,000)
   Payment of long-term debt ...........................................................     (163,000)      (136,000)
   Proceeds from long-term debt ........................................................      367,000        179,000
   Proceeds from sale of common stock ..................................................    3,500,000
   Proceeds from sale of preferred stock ...............................................                     250,000
   Proceeds from exercise of options and warrants ......................................    3,320,000
   Purchase of treasury shares .........................................................                     (12,000)
   Dividends on preferred stock ........................................................     (537,000)      (263,000)
   Advances from joint ventures ........................................................       12,000         33,000
                                                                                          -----------    -----------
           Net cash provided by financing activities ...................................    6,335,000         51,000
                                                                                          -----------    -----------

NET INCREASE (DECREASE) IN CASH ........................................................    5,134,000       (475,000)
 Cash - beginning of year ..............................................................      301,000        776,000
                                                                                          -----------    -----------
     CASH - END OF YEAR ................................................................  $ 5,435,000    $   301,000
                                                                                          ===========    ===========


                        See notes to financial statements

                  U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (continued)


                                                                                                  Eleven       Twelve Months
                                                                                               Months Ended    Ended January
                                                                                               December 31,         31,
                                                                                                   2000            2000
                                                                                              --------------- ----------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for interest.................................................................      $     115,000    $      91,000
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
   Stock subscription receivable on option exercised......................................      $   7,741,000
   Debentures exchanged for preferred stock...............................................                       $     433,000
   Common stock issued as financing fee...................................................                       $     496,000
   Amortization of deferred financing costs...............................................                       $      16,000
   Conversion of Series B Preferred Stock.................................................      $         (*)
   Issuance of Common Stock for investment interest in Marathon Capital, LLC..............      $     962,000
   Issuance of Common Stock for investment interest in Castlebridge Partners, LLC.........      $   2,916,000
   Issuance of Common Stock pursuant to anti-dilution provision...........................      $         (*)
   Issuance of Common Stock to estate of former officer...................................      $     125,000
   Compensation arising from issuance of options to new management team...................      $   1,313,000


(*)   Less than $1,000


                        See notes to financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
               For the Eleven Month Period Ended December 31, 2000
                       and the Year Ended January 31, 2000



Note A  --  The Company

     U.S. Energy Systems, Inc. and subsidiaries (collectively the "Company") is in the business of owning, developing and operating cogeneration and independent power plants through subsidiaries and through joint ventures. The Company also provides environmental and remedial services which include collecting and recycling used motor and industrial oils and water.


Note B  --  Significant Accounting Policies

     Significant   accounting  policies  followed  in  the  preparation  of  the financial statements are as follows:

          (1) Fiscal year. The fiscal year of the Company has been changed from January 31 to December 31 to conform to other companies in our industry and to our affiliates. As a result, the financial statements reported herein are as of December 31, 2000, and reports of operations are for the eleven months ended December 31, 2000.

          (2) Consolidation. The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidated balance sheet. Income attributable to the minority interest for the eleven months ended December 31, 2000 was insignificant.

          (3) Statement of Cash Flows. For purposes of reporting cash flows, cash and cash equivalents include cash on hand and short-term investments maturing within ninety days.

          (4) Property, Plant and Equipment. Property, plant and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives ranging from five to forty years.

          (5) Investments in Joint Ventures. Investments in joint ventures are accounted for under the equity method.

          (6) Goodwill and Other Long-Lived Assets. Goodwill represents the excess of the cost of acquired companies over the fair value of their tangible net assets acquired and is being amortized over 15 years using the straight-line method. The periods of amortization of goodwill and other long-lived assets are evaluated at least annually to determine whether events and circumstances warrant revised estimates of useful lives. This evaluation considers, among other factors, expected cash flows and profits of the business to which the goodwill and other long-lived assets relate. Based upon the periodic analysis, such assets are written down or written off if it appears that future profits or cash flows will be insufficient to recover their carrying values.

          (7) Per Share Data. Loss per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the periods. In arriving at income available to common stockholders, preferred stock dividends have been deducted. Potential common shares have not been included due to their anti-dilutive effect.

          (8) Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

          (9)  Cogeneration   and  independent   power  plants  -  revenues  are
     recognized upon delivery of power to a customer.

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

          (10) Fair Values of Financial Instruments. The estimated fair value of financial instruments has been determined based on available market information and appropriate valuation methodologies. The carrying amounts of cash, accounts receivable, other current assets, accounts payable and royalties payable approximate fair value at December 31, 2000 because of the short maturity of these financial instruments. The estimated carrying value of the notes receivable, notes payable - bank, long-term debt (mortgage and equipment notes payable) and the convertible subordinated debentures approximate fair value because the interest rates on these instruments approximate the market rates at December 31, 2000. The fair value estimates were based on information available to management as of December 31, 2000.

          (11) Stock-Based Compensation The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and discloses the pro forma effects on net loss and loss per share had the fair value of options been expensed. Under the provisions of APB No. 25, compensation arising from the grant of stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock (see Note K).


Note C  --  Subsidiaries and Affiliates

     (1) American Enviro-Services, Inc. . In August 1997, the Company completed the acquisition of American Enviro-Services, Inc.. ("AES"), a provider of environmental and remedial services, for $2,774,000 including acquisition costs of $276,000. (1) The acquisition was accounted for as a purchase.

     (2) Commonwealth Petroleum Recycling, Inc. In January 1998, the Company, through its AES subsidiary, completed the acquisition of Commonwealth Petroleum Recycling, Inc. ("Commonwealth") for $384,000, including acquisition costs of $51,000. Commonwealth also provides environmental and remedial services.

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

     The Steamboat Facilities produce seven megawatts of electric power which is sold, at market rates, under two power purchase agreements to Sierra Pacific Power Company ("Sierra"). The agreements for Steamboat 1 and 1A expire in December 2006 and December 2008, respectively.

     The Steamboat Facilities are subject to certain royalty agreements which include royalty payments for steam extraction rights. In addition, one facility is required to make royalty payments equivalent to thirty percent of its net revenue after certain deductions. Total royalty expense for the fiscal periods were $742,000 for the eleven months ended December 31, 2000 and $227,000 for the twelve months ended January 31, 2000.

     (4) USE Geothermal, LLC. The Company has invested $1,970,000 in USE Geothermal, LLC ("USE GEO"), for an 89.6% ownership interest. USE GEO is involved in the development of a geothermal heating project (the "Reno Project") with Reno Energy LLC ("Reno Energy"), a Nevada limited liability company.

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

Note D  --  Notes Receivable

      Notes receivable consist of a convertible loan amounting to $1,754,000 under a loan agreement between USE GEO and Reno Energy maturing on April 10, 2027. The loan is convertible into a 50% equity interest in Reno Energy. The percentage is subject to pro rata adjustment in the event of additional funding of the Reno Project. The loan is collateralized by a first lien on all assets of Reno Energy and guaranteed by Reno Energy's members. Additional advances made to Reno Energy have not affected the 50% conversion feature. At December 31, 2000, accrued interest on this note is $459,000.


Note E  --  Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31, 2000:

    Land...................................................   $     78,000
    Building...............................................        868,000
    Steamboat Power Plants.................................      4,205,000
    Equipment..............................................        592,000
    Leasehold improvements.................................         29,000
    Office equipment and furnishings.......................        172,000
    Vehicles...............................................      1,441,000
                                                             -------------
                                                                 7,385,000
    Less accumulated depreciation..........................     (1,420,000)
                                                             -------------
                                                              $  5,965,000
                                                             =============

Note F  --  Investments in Joint Ventures

     (1) Lehi Independent Power Associates, L.C. ("LIPA"). Lehi Envirosystems, Inc. ("LEHI"), a wholly owned subsidiary of the Company, owns a 50% equity interest in LIPA, which owns a cogeneration project (the "Project") located in Lehi, Utah. From the date of LEHI's investment through December 31, 2000, the Project has not been in operation.

     The operating agreement of LIPA provides for, among other matters, the allocation of the net profits and net losses to the owners in proportion to their ownership interests. The agreement also provides for additional contributions totaling $875,000 to be divided proportionately by the owners in the event that any modification, as provided, is required to bring the Project back to full operational condition. The LIPA operating agreement terminates in January 2024, unless sooner dissolved by certain conditions as set forth in the operating agreement.

     LIPA has received inquiries from third parties interested in purchasing the plant and permit. Negotiations are under way.

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

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

University of New Hampshire system, under a contract expiring in 2014. The project is comprised of a combination of diesel engine-generators, heat recovery and supplemental boilers, and the complete civil works that link all campus buildings into a single heating loop.

     (3) At acquisition, LEHI's equity in the net assets of LIPA was approximately $146,000 and Plymouth's equity in the net assets of PCLP was approximately $668,000. The excess of purchase price over the underlying equities of LEHI and Plymouth have been allocated to the plants of LIPA and PCLP, respectively, and is being amortized over the remaining life of such assets. At December 31, 2000, the estimated remaining life of the plants is as follows:

          LIPA           - buildings                       23 years
                         - machinery and equipment          1 years
          Plymouth       - plant                           14 years

     (4) On August 23, 2000, we issued 568,750 shares of our common stock to Castlebridge in exchange for an approximate 25% voting interest in Castlebridge, a capital markets and insurance consulting firm that focuses on commodity derivative markets. Castlebridge provides advice in the structuring, pricing and execution of a variety of risk management producers and securitzations and concentrates on markets, such as power, emission credits, weather, coal, paper and pulp, bandwidth and construction materials that tend to have unique valuation and risk management issues. In addition, we issued 29,167 shares to SPARKEnergy.com corporation as a finder's fee.

     (5) The  following is  summarized  financial  information  of  Castlebridge
Partners, LLC, LIPA and PCLP as of December 31, 2000 and for each of the two-years in the period then ended:

                                                                                     December 31, 2000
                                                                        ---------------------------------------------
                                                                       Castlebridge          LIPA           PCLP
                                                                       --------------      ---------    -------------
     Current assets                                                    $      21,000    $     42,000  $       414,000
     Property, plant and equipment at cost (net)...................           22,000         258,000        4,115,000
     Other assets..................................................        2,275,000                        1,030,000
                                                                     ---------------    ------------  ---------------
        Total assets...............................................        2,318,000         300,000        5,559,000
     Current liabilities...........................................         (186,000)        (37,000)        (407,000)
     Long-term debt................................................           (2,000)                      (4,360,000)
                                                                     ----------------   ------------  ---------------
     Equity........................................................    $   2,130,000    $    263,000  $       792,000
                                                                     ===============    ============  ===============
     Share of equity in joint ventures.............................    $     532,000    $    132,000  $       396,000
     Investments in joint ventures in excess of equity.............        2,541,000         721,000           59,000
                                                                     ---------------    ------------  ---------------
        Total investments in joint ventures........................    $   3,073,000    $    853,000  $       455,000
                                                                     ===============    ============  ===============

Our investment in Marathon Capital, LLC consists of 900,000 shares of preferred stock yielding 9% dividends.

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                                   Castlebridge
                                     Partners,
                                       LLC                   LIPA                          PCLP
                                    -----------  ---------------------------- ------------------------------
                                    Four Months
                                      Ended
                                     December,
                                        31 *                 Years Ended December 31,
                                   -----------    --------------------------------------------------------
                                       2000           2000           1999           2000            1999
                                    -----------    -----------    -----------    -----------    -----------
Revenue .......................    $    61,000    $     5,000    $     7,000    $ 1,387,000    $ 1,292,000
                                   ===========    ===========    ===========    ===========    ===========
Net income (loss) .............    $  (261,000)   $   355,000    $   (25,000)   $    76,000    $   (57,000)
                                   ===========    ===========    ===========    ===========    ===========
Equity in net income (loss) ...    $   (66,000)   $   177,000    $   (12,000)   $    38,000    $   (29,000)
Amortization of purchase
    price over equity .........              0        (28,000)       (55,000)        (4,000)        (4,000)
                                   -----------    -----------    -----------    -----------    -----------
Net loss from joint ventures ..    $   (66,000)   $   149,000    $   (67,000)   $    34,000    $   (33,000)
                                   ===========    ===========    ===========    ===========    ===========

*    Our investment in Castlebridge was made on August 23,2000.


Note G  --  Note Payable  --  Bank

     At December 31, 2000, AES owed a bank $300,000 under a line of credit which is renewable annually, bearing interest at 0.5% above prime. (10.0% at December 31, 2000.) The line of credit is collateralized by AES accounts receivable, inventory, building and equipment.


Note H  --  Long-Term Debt

     Long-term debt, all incurred by AES, consisted of the following at December 31, 2000:


     Mortgage payable, U.S. Small Business Administration, 4%, $447
        per month, due November, 2017 (A).........................................        $65,000
     Mortgage payable,  prime plus 0.5%, $3,266
        per month, due February, 2017 (A).........................................        185,000
     Notes payable, various, 6.9% - 9.5%, $13,975  per month, due
        January 2001 to February 2005, collateralized by all the assets of AES....        507,000
                                                                                     ------------
                                                                                          757,000
     Less current portion.........................................................        220,000
                                                                                     ------------
                                                                                         $537,000
                                                                                     ============

(A)  Collateralized by AES land and building

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

      As of December 31, 2000, future annual maturities are as follows:

          2001....................................................................     $220,000
          2002....................................................................      169,000
          2003....................................................................      142,000
          2004....................................................................       92,000
          2005....................................................................       42,000
          Thereafter..............................................................       92,000
                                                                                       --------
                                                                                       $757,000
                                                                                       ========


Note I  --  Income Taxes

     The financial statements do not include a provision for taxes due to the utilization of net operating loss carryforwards. The utilization of these operating losses resulted in tax savings in the current year of approximately $629,000 in the eleven-month period ended December 31, 2000. The Company has available approximately $4,400,000 of net operating losses which can be used to offset taxable income, if any, which expire in varying amounts through the year 2020. The significant timing difference in the current period results from the compensation arising from the issuance of options to members of the new management team of $1,313,000.

     The Company has a deferred tax asset resulting from the future benefit to be derived from the utilization of the net operating loss carryforwards and the compensation on the issuance of options. The future tax benefits computed at the statutory rates in effect approximate $2,400,000 of which the Company is reserving $1,200,000 at the end of December, 2000. This change in the reserve from the prior year is due to the fact that the Company generated a profit in the current year, and with continued profitable operations can realize the benefit resulting from the utilization of these loss carryforwards.

     A summary of the deferred tax asset is as follows:

                                                                           Eleven
                                                                        Months Ended
                                                                        December 31,
                                                                            2000
                                                                       ----------------
      Potential tax benefit of the operating loss carryforward.......   $   1,900,000
      Potential tax benefit of options issued........................         500,000
      Valuation allowance............................................      (1,200,000)
                                                                        -------------
      Deferred tax asset.............................................   $   1,200,000
                                                                        =============

      Under Section 382 of the Internal Revenue Code, the Company is subject to annual limitation on the utilization of its net operating loss carryforwards resulting from the ownership change of more than 50% that occurred upon the public offering in December, 1996. This annual limitation is approximately $150,000 plus any built in gains recognized in the five year period beginning on the date of the ownership change.


     Note J -- Convertible Subordinated Secured Debentures

     The Convertible Subordinated Debentures (the "Debentures") bear interest at 9% per annum and are due on January 25, 2004. The Debenture holders are entitled to a portion of the Company's share of net profits of LIPA. The Debentures are collateralized by the outstanding shares of LEHI and are subordinated to senior indebtedness. The Company has the option to redeem the Debentures at 102% of principal, plus unpaid and accrued interest. The conversion rate of the Debentures is $8.00 per share.

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

     In December, 2000, the Company received a distribution of funds from LIPA as its 50% share of proceeds from the sale of equipment, and made partial redemption of the Debentures. As a result, the principal amount of the Debentures outstanding at December 31, 2000 was approximately $202,000.

     In 1999 the Company made an exchange offer to its debenture holders under which the principal amount of the holders' notes would be exchanged for shares of the Company's Series B 9% Convertible Preferred Stock ("Series B Preferred"). Holders of 58% of the debentures accepted the offer, and on March 8, 1999, the Company issued 509 shares of Series B Preferred in exchange for $509,000 in principal amount of the Debentures. The exchange resulted in a gain of $69,000 net of $7,000 in related expenses. The Series B Preferred pays an annual dividend at 9% and each share is convertible into 275 shares of the Company's common stock.

     Note K -- Stockholders' Equity

     (1) Preferred Stock. On March 23, 1998, the Company issued 250,000 shares of its Series A convertible preferred stock ("Series A Preferred"), par value $0.01 per share, for $2,250,000 ($9.00 per share). Each share of Series A Preferred is convertible into four shares of common stock, subject to certain anti-dilutive adjustments upon the occurrence of certain events, and is entitled to a cumulative dividend of 9% per annum, in cash or common shares of the Company. The Company may redeem the Series A Preferred after March 1, 2001, and may require the conversion of the Series A Preferred to common stock after March 1, 2006.

     The Company granted an option to Energy Systems Investors, LLC ("ESI"), an entity controlled by Lawrence Schneider and Henry Schneider, executive officers and directors of the Company. The option was for the purchase of 888,888 shares of Series A Preferred at $9.00 per share ($8,000,000). The expiration date for the option was extended by one year to August 26, 2000, in consideration for ESI exercising a portion of the option and acquiring 27,778 shares for $250,000 on June 14, 1999.

     In July, 2000, ESI exercised its option to acquire the remaining 861,110 shares of Series A Preferred for an aggregate purchase price of $7,749,990 (i.e. $9.00 per share). We received cash of $8,611 and $7,741,379 in the form of a one year limited recourse promissory note made by ESI in our favor. The note currently bears interest at 9.25% per annum, payable quarterly.

     Each share of Series A Preferred is entitled to the number of votes equal to $9.00 divided by the conversion price as of the record date, currently four votes per preferred share. The liquidation value of each share of Series A Preferred is equal to $9.00 plus accrued dividends, whether or not declared. The Series A Preferred will have a preference on liquidation equal to the liquidation value ($10,404,160 at December 31, 2000). Dividends accrued on Series A Preferred of $154,000 are included in accounts payable in the accompanying balance sheet.

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

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

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

     (5) 2000 Executive Incentive Compensation Plan. The Board of Directors adopted the 2000 Executive Incentive Compensation Plan (the "2000 Plan") subject to approval of our stockholders. The 2000 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, deferred stock and other stock related awards and incentive awards that may be settled in cash, stock or property.

     The total number of shares of common stock that may be issued under the 2000 Plan equals the sum of 10,000,000 shares plus the number of shares that are surrendered in payment of any award or any tax withholding requirements. All of these shares may be incentive stock options.

     The Board of Directors or a committee thereof administers the 2000 Plan. The Board is permitted to impose performance conditions with respect to any award, thereby requiring forfeiture of all or any part of any award if performance objectives are not met, or to link the time of exercisability or settlement of an award to the achievement of performance conditions. For awards intended to qualify as "performance-based compensation" within the meaning of
Section 162(m) of the Internal Revenue Code, such performance objectives shall be based upon the achievement of a performance goal based upon business criteria described in the plan.

     (6) Stock Options and Warrants. Prior to December 1996, the Company granted 174,100 options to officers, employees, directors and consultants of the Company under several Stock Option Agreements. Options granted under these agreements are exercisable for a period of up to five (5) years from date of grant at an exercise price as stated in the agreements.

     During the eleven months ended December 31, 2000, options to acquire shares of common stock totaling 187,500 were issued under the 1998 Plan, 3,749,000 were issued under the 2000 Plan, subject to approval of the 2000 Plan by the stockholders, and 250,000 non-qualified options were issued outside of any plan.

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

Stock option activity is summarized as follows:


                                                           Eleven Months Ended            Year Ended
                                                             December 31, 2000           January 31, 2000
                                                         --------------------------    ------------------------
                                                                       Weighted                     Weighted
                                                                        Average                      Average
                                                                       Exercise                     Exercise
                                                           Shares        Price         Shares         Price
                                                          ----------     ------       ----------    ----------
     Options outstanding at beginning of year...........  2,672,200  $    2.93        1,829,100    $    3.08
     Granted............................................  4,186,500       3.74          847,950         2.86
     Cancelled..........................................   (170,275)      5.43          (54,850)        3.28
     Exercised..........................................   (180,750)      3.07
                                                          ---------                   ---------

     Options outstanding at end of year.................  6,507,675       3.39        2,672,200         2.93
                                                          =========                   =========

     Options exercisable at end of year.................  2,760,675       2.91        2,111,725         2.93
                                                          =========                   =========


The following table presents information relating to stock options outstanding at December 31, 2000:

                              Options Outstanding                                  Options Exercisable
      --------------------------------------------------------------------      --------------------------
                                                               Weighted
                                                  Weighted     Average                         Weighted
                                                   Average    Remaining                         Average
                                                  Exercise     Life in                         Exercise
      Range of Exercise Price       Shares          Price       Years             Shares         Price
      ------------------------- ---------------- -------------------------      -----------   ------------
      $2.00 - $2.50.........        1,339,750          $2.41      3.9              1,339,750       $ 2.41
      2.875 - 3.00..........        2,207,925           2.96      8.9                895,425         2.91
      3.25 - 3.875..........          126,000           3.71      6.3                 48,000         3.84
      4.00 - 4.875..........        2,745,500           4.10      8.9                427,500         4.00
      6.00..................           88,500           6.00      4.8                 50,000         6.00
                                 ------------                                   ------------
                                    6,507,675                     8.0              2,760,675
                                 ============                                   ============

      As of December 31, 2000, a total of 6,241,000 options are available in the 2000 Plan for for future grant.

      The weighted average fair value of options at date of grant for grants during the eleven months ended December 31, 2000 (exclusive of grants under the 2000 Plan not yet approved by stockholders) and the year ended January 31, 2000 was $3.03 and $1.45 per option, respectively. The fair value of the options at date of grant was estimated using the Black-Scholes option-pricing model utilizing the following weighted average assumptions:

                                                                             For the
                                                            For the            Year
                                                         Eleven Months         Ended
                                                        Ended December      January 31,
                                                           31, 2000            2000
                                                       ----------------    --------------
     Risk-free interest rates......................     6.04 - 6.44%     5.17 - 6.02%
     Expected option life in years ................     3.00 - 10.00           3.00
     Expected stock price volatility...............           .76               .76
     Expected dividend yield.......................          0.00%             0.00%

     Had the Company elected to recognize compensation cost based on the fair value of the options (exclusive of grants issued under the 2000 Plan not yet approved by stockholders) at the date of grant as prescribed by

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

FASB 123, pro forma net loss applicable to common stock during the eleven months ended December 31, 2000 and the year ended January 31, 2000 would have been ($8,226,000) and ($1,949,000), respectively, or (1.25) per share and ($0.38) per share, respectively.

      As of December 31, 2000, the Company has warrants outstanding for the purchase of its common stock as follows:

                                Exercise               Expiration
         Shares                   Price                   Date
    ------------------      ------------------     -------------------
       3,000,350                 $4.00                December 2001
         114,000                  6.00                  June 2001

      During the eleven months ended December 31, 2000, warrants totaling 114,000 were extended to June 30, 2001, with exercise price increased to $6.00. In addition, 689,650 warrants issued as part of an offering in common stock and issued on conversion of debentures, with exercise prices of $4.00, were exercised. The 3,000,350 outstanding warrants exercisable at $4.00 per share and expiring in December 2001 may be redeemed by us at a price of $0.01 per warrant, upon proper notice, if the last sale price of the common stock has been at least $6.00 for the 20 consecutive trading days ending on the third day prior to the date on which notice of redemption is given.


Note L  --  Commitments and Contingencies

      We have entered into an employment agreement with Lawrence I. Schneider under which he will serve as our Chief Executive Officer for a five year period starting May 10, 2000, subject to earlier termination upon the occurrence of certain events. Mr. Schneider is required to devote such time to our business as is reasonably necessary to perform his duties. His annual base salary is $180,000 subject to upward adjustment in the discretion of our board of directors. He also received a grant of non-qualified stock options for 1.75 million shares of our common stock (of which Mr. Schneider surrendered 500,000.) He is also to participate in our 2000 executive bonus plan and has the right to fringe benefits provided to our senior executives.

      We have also entered into an employment agreement with Goran Mornhed under which he will serve as our President and Chief Operating Officer for a five year period starting May 10, 2000, subject to earlier termination upon the occurrence of certain events. Mr. Mornhed is required to perform his duties on a substantially full time basis. His salary and fringes are the same as those to which Mr. Schneider is entitled, and he also received a grant of non-qualified stock options for 1.75 million shares of our common stock.

      We lease space in White Plains, New York, for our corporate headquarters under an operating lease which expires November 2005 at an annual base rental of $74,175. The AES facilities in Monroe, Ohio and Murfreesboro, Tennessee are leased. The Ohio lease Is at an annual base rental of $30,000 and expires in September 2002. The Tennessee lease is at an annual base rental of $12,000 and expires in September 2001.

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

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

      The Company began the action because of threats to sue the Company by Enviro for damages sustained as a result of not completing the private placement. On March 28, 1997, Enviro counterclaimed seeking $6,000,000 of damages. On March 8, 1999, motions by both parties for summary judgments were denied and the pretrial process was scheduled. On September 1, 1999, the Company settled with Enviro for $900,000. Payment was completed by April 30, 2000.


Note M  --  Related Party Transactions

      Certain legal costs were incurred by us and paid to an entity of which a member of our board of directors is a partner. The amounts paid were $467,268 in the eleven months ended December 31, 2000, and $114,872 in the twelve months ended January 31, 2000.


Note N  --  Business Segments

      The Company's business segments are the developing and operating of cogeneration and independent power plants and providing environmental and remedial services. The following is the Company's business segment data:

                                                       Energy        Environmental
                                                      Division          Division        Corporate        Total
                                                  --------------   ----------------  -------------  -------------
     Eleven Months ended December 31, 2000:
        Revenues............................         $5,046,000        $ 3,281,000    $             $   8,327,000
        Operating income (loss).............          3,381,000             45,000        (158,000)     3,268,000
        Assets  ............................          6,296,000          4,751,000      15,978,000     27,025,000
        Capital expenditures................                               613,000          34,000        647,000
        Significant noncash transactions:
           Depreciation and amortization....            154,000            451,000          20,000        625,000
           Gain from joint ventures and
             Minority interest..............            117,000                                           117,000

     Year ended January 31, 2000:
        Revenues............................         $1,318,000        $ 3,397,000    $             $   4,715,000
        Operating income (loss).............             61,000            425,000      (2,545,000)    (2,059,000)
        Assets  ............................          4,068,000          4,531,000       5,755,000     14,354,000
        Capital expenditures................             40,000            440,000           5,000        485,000
        Significant noncash transactions:
           Depreciation and amortization....            166,000            383,000          30,000        579,000
           (Loss) from joint ventures and
             minority interest..............           (100,000)                                         (100,000)

     Divisional expenses shown do not include direct general and administrative costs incurred by corporate offices in managing the Energy and Environmental divisions.

Note O  --  Major Customers

     During the eleven months ended December 31, 2000, we had one customer which provided us with earned revenue which exceeded 10% of our total revenue for the period. Our Energy Division sells its entire capacity to Sierra Pacific Power Company ("Sierra") under two power purchase agreements which will expire in 2006 and

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

2008. The total revenue earned by us for electricity delivered to Sierra during the period was $4,742,000 (57% of total revenue). The account receivable from Sierra at December 31, 2000 was $2,321,000.


     Note P -- Off Balance Sheet Risk

     The Company maintains cash balances at certain banks which exceed the limits provided by the Federal Deposit Insurance Corporation.


     Note Q -- Merger Agreement

     On November 28, 2000, U. S. Energy Systems, Inc.("US Energy"), USE Acquisition Corp. ("US Energy Sub"), which is currently a wholly owned subsidiary of US Energy, and Zahren Alternative Energy Power Corp. ("Zapco") entered into a merger agreement, pursuant to which Zapco and US Energy Sub will merge, with Zapco being the surviving corporation, and becoming owned by US Energy Sub's shareholders. As noted below, the shareholders of US Energy Sub immediately before the merger will be US Energy and Cinergy Energy Solutions, Inc. ("Cinergy Energy"), an indirect, wholly owned subsidiary of Cinergy Corp. ("Cinergy").

     In this merger, we will pay Zapco's shareholders the following aggregate merger consideration for their Zapco shares:

     o    $12 million in cash,

     o a contingent cash payment of $800,000 eighteen (18) months after the merger,

     o US Energy Common Stock, 1,666,667 shares, subject to increase so that the Zapco stockholders receive $10 million of our common stock if the average closing price of the US Energy Common Stock is less than $5.75 for the 20 consecutive trading days ending two days prior to the merger,

     o USE's Series C Convertible Preferred Stock, 100,000 shares - the Series C Stock:

               is entitled to an aggregate of $3 Million upon liquidation or other similar event,

               provides for annual cash dividends in the aggregate amount of $270,000 (subject to reduction to an aggregate of $180,000 annually under specific circumstances),

               is convertible into an aggregate of 500,000 shares of our common stock (600,000 shares if 900 days after the merger, the average closing price of our common stock is less than $4.80) subject to anti-dilution adjustment,

     o five-year warrants to purchase 500,000 shares of our common stock at an exercise price of $6.00 per share. If additional shares of our common stock are required to be delivered because the average closing price of our common stock is less than $5.75, the number of our shares of common stock issuable upon exercise of these warrants will be correspondingly reduced.

     The merger agreement also provides for a post-closing reduction to the merger consideration in specified circumstances.

     Also on November 28, 2000, Cinergy Energy, US Energy Sub and US Energy entered into a subscription agreement whereby Cinergy Energy agreed to buy from US Energy Sub immediately prior to the merger all 4,574 shares of US Energy Sub's Class B Common Stock for $11,500,000 in cash. These shares represent 45.74% of US Energy Sub's common stock. US Energy holds all 5,426 shares of Class A Stock which represents the remaining 54.26% of US Energy Sub's common stock. (As a result, following the merger, US Energy and Cinergy Energy will be the sole shareholders of the surviving corporation.) The Class A Common Stock and Class B Common Stock are identical except that the Class A Common Stock has superior voting rights with the result that US Energy can appoint four of US Energy Sub's five directors and generally holds 80% of the voting power (with exceptions for,

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES among other things, matters outside of the ordinary course of business). US Energy has granted Cinergy Energy an option exercisable within two years after the merger to convert its Class B Stock into an aggregate of 1,967,000 shares of our common stock and during that period US Energy are entitled to acquire the Class B Stock for approximately $14,600,000.

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

     Zapco,  which  is  based  in  Avon,   Connecticut,   operates  27  landfill
gas-to-energy projects, and a natural gas-fired cogeneration plant. Cogeneration plants provide both power and heat to their customers.

                   U. S. Energy Systems, Inc. and Subsidiaries
                  Pro Forma Combined Consolidated Balance Sheet
                                December 31, 2000

                                    U. S. Energy      Zapco                                          U. S. Energy
                                     Historical     Historical                                         Pro Forma
                                    December 31,   December 31,         Merger Adjustments           December 31,
                                                                  --------------------------------
                                        2000           2000           Debit            Credit            2000
                                    ----------------------------- --------------   ---------------   --------------
Cash..............................  $   5,435,000 $  11,299,000   $   7,741,000(5) $  12,000,000(2)  $  23,975,000
                                                                     11,500,000(1)
Other current assets..............      3,685,000     8,737,000                                         12,422,000
                                    ------------- -------------   -------------    -------------     -------------

Total current assets..............      9,120,000    20,036,000      19,241,000       12,000,000        36,397,000

Property, plant and equipment.....      5,965,000    39,587,000      17,407,000(3)     1,493,000(6)     61,466,000
Intangibles.......................      1,678,000       427,000       5,000,000(3)                       7,105,000
Other non-current assets..........     10,262,000    24,314,000                                         34,576,000
                                    ------------- -------------   -------------    -------------     -------------

Total assets......................  $  27,025,000 $  84,364,000   $  41,648,000    $  13,493,000     $ 139,544,000
                                    ============= =============                                      =============


Current liabilities...............  $   2,147,000 $  19,210,000                                      $  21,357,000
Long-term debt....................        841,000    52,365,000                                         53,206,000
Other non-current liabilities.....                    9,751,000                                          9,751,000
                                    ------------- -------------                                      -------------

Total liabilities.................  $   2,988,000 $  81,326,000                                      $  84,314,000

Minority interest.................        559,000       445,000       2,362,000(4)    11,500,000(1)      9,455,000
                                                                        687,000(6)

Stockholders' equity..............     23,478,000     2,593,000       2,593,000(3)     3,000,000(2)     45,775,000
                                                                        806,000(6)    10,000,000(2)
                                                                                       7,741,000(5)
                                                                                       2,362,000(4)
                                    ------------- -------------   -------------    -------------     -------------

Total liabilities and stockholders'
  equity..........................  $  27,025,000 $  84,364,000   $  48,096,000    $  48,096,000     $ 139,544,000
                                    ============= =============   =============    =============     =============

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

Notes to Pro Forma Balance Sheet

(1)  Investment of $11,500,000 by Cinergy for 45.74 % of Zapco.
(2) Payment of $25,000,000 consideration to Zapco stockholders' in cash and capital stock.
(3) Merger transaction. Allocation of the $25,000,000 consideration will be determined based upon appraisal of assets and liabilities. For purposes of this presentation, $5,000,000 of the consideration is allocated to goodwill and the remainder of $17,407,000 to fixed assets.
(4) $2,362,000 represents Cinergy's 45.74% minority interest in Zapco's 12 month net loss.
(5)  Receipt of subscription receivable in the amount of $7,741,000.
(6) Depreciation and amortization on purchase price allocated to fixed assets and goodwill. (Approximately, $687,000 represents Cinergy's 45.74% interest in Zapco.)


                   U. S. Energy Systems, Inc. and Subsidiaries
             Pro Forma Combined Consolidated Statement of Operations


                                         U. S. Energy
                                          Historical         Zapco
                                            Eleven         Historical                                            U. S. Energy
                                         Months Ended      Year Ended           Merger Adjustments                Pro Forma
                                         December 31,     December 31,     ----------------------------          December 31,
                                            2000             2000             Debit           Credit                 2000
                                       --------------  ------------------  -----------     -------------       ---------------
   Revenues..........................   $   8,327,000   $  16,436,000                                           $  24,763,000
   Operating expenses................      (6,317,000)    (12,932,000)                                            (19,249,000)
                                        --------------  --------------                                          --------------
   Earnings before interest, taxes,
     depreciation and amortization ..       2,010,000       3,504,000                                               5,514,000
   Interest income (expense).........         426,000      (2,810,000)                                             (2,384,000)
   Depreciation and amortization.....        (625,000)     (3,392,000)   $   1,493,000(3)                          (5,510,000)
   Non-recurring charges.............      (1,626,000)     (3,627,000)                                             (5,253,000)
   Income tax benefit................       1,200,000       1,160,000                                               2,360,000
                                        -------------   -------------    -------------                          -------------
   Net income (loss) after taxes.....   $   1,385,000   $  (5,165,000)   $   1,493,000                          $  (5,273,000)
                                        =============   ==============   =============                          ==============
   Minority interest (1).............                       2,362,000                       $    687,000(3)         3,049,000
   Dividends on preferred stock......        (537,000)                                                               (537,000)
   Dividends on beneficial conversion
     of preferred stock..............      (7,750,000)                                                             (7,750,000)
                                        --------------  -------------    -------------      ------------        --------------

   Net loss applicable to common stock  $  (6,902,000)  $  (2,803,000)   $   1,493,000      $    687,000        $ (10,511,000)
                                        ==============  ==============   =============      ============        ==============
   Loss per share of common stock -
     basic and diluted...............                                                                           $       (1.24)
                                                                                                                ==============
   Weighted average number of common
     shares outstanding (2)..........                                                                               8,485,310
                                                                                                                ==============

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO FINANCIAL STATEMENTS -- (Continued)


Notes to Pro Forma Statements of Operations
(1)  Cinergy's 45.74% minority interest in Zapco's twelve month net loss.
(2) 1,666,667 shares of common stock issued in consideration of Zapco merger and 216,333 issued to ZFC Royalty Partners are included in the basic weighted average number of common shares outstanding. Common share equivalents have not been included since their inclusion in the computation would be anti-dilutive.
(3) Depreciation and amortization on purchase price allocated to fixed assets and goodwill. (Approximately, $687,000 represents Cinergy's 45.74% interest in Zapco.)


Note R -- Plan of Recapitalization

         In July 2000 we entered into a plan of recapitalization with the holders of our Series A Preferred Stock. This provides for:

         The exchange of the 1,138,888 shares of Series A Preferred Stock outstanding for the same number of shares of Series D Preferred Stock with (i) dividends on the Series D Preferred Stock being 6% instead of the 9% on the present Series A Preferred Stock, and (ii) the Series D Preferred Stock being entitled to the benefits of the dividend payment protection fund (i.e. a fund to ensure that a certain level of dividends on the Series D Preferred Stock are paid); the issuance of Series B Warrants to acquire 1,500,000 shares of our common stock (inclusive of the approximately 500,000 Series B Warrants which may be acquired by certain Zapco stockholders in connection with their acquisition of interests of one of the holders of the Series A Preferred Stock) at an exercise price of $4.00 per share, which warrants will become exercisable upon the plan's becoming effective; and the annual interest rate on the one-year $7.74 million limited recourse promissory note issued to us by one of the holders of the Series A Preferred Stock will decrease from 9.25% to 6.25% when the plan becomes effective.

         The plan of recapitalization will become effective after it has been approved by our stockholders and after the Internal Revenue Service issues a private letter ruling to the effect that completion of the plan will not have an adverse tax effect on the parties thereto.


  Note S  --  Subsequent Events

      We have an exclusive right to acquire an energy project from a major power producer. Subject to the completion of due diligence, this transaction is expected to close during the 2nd quarter of 2001.