Form 10QSB
period 2001-03-31
U S ENERGY SYSTEMS INC
filed 2001-05-18
CIK 351917

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2001

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

                           One North Lexington Avenue
                                  Fourth Floor
                             White Plains, NY 10601
                    (Address of Principal Executive Offices)

                                 (914) 993-6443
                (Issuer's Telephone Number, Including Area Code)

 Fiscal year changed from January 31 to December 31 effective December 31, 2000
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

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

                                 Yes [X]                No [ ]

    State the number of shares outstanding of each of issuer's classes of common equity, as of May 11, 2001:

              Title of Class                                Number of Shares
              --------------                                ----------------
                Common                                       9,827,041

    Transitional Small Business Disclosure Format (check one): Yes  [  ] No  [X]


================================================================================

 PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                       March 31,   December 31,
                                                                                         2001          2000
                                                                                       ---------   -----------
                                                                                      (unaudited)   (audited)
                   ASSETS
                   Current assets:
                      Cash.......................................................    $  7,432,000  $  5,435,000
                      Accounts receivable (less allowance for doubtful accounts
                       $100,000 and $15,000, respectively).......................       3,031,000     2,860,000
                      Other current assets.......................................         503,000       825,000
                                                                                       ----------     ---------
                        Total current assets.....................................      10,966,000     9,120,000

                   Property, plant and equipment, net............................       6,159,000     5,965,000
                   Notes receivable, less current portion........................       1,754,000     1,754,000
                   Accrued interest receivable...................................         459,000       459,000
                   Investments in joint ventures:
                      Lehi Independent Power Associates, L.C.....................         846,000       853,000
                      Plymouth Cogeneration Limited Partnership..................         456,000       455,000
                      Marathon Capital, LLC......................................       1,013,000     1,013,000
                      Castlebridge Partners, LLC.................................       3,060,000     3,073,000
                   Deferred acquisition costs....................................         788,000       675,000
                   Deferred financing costs......................................         557,000       557,000
                   Goodwill, net.................................................       1,641,000     1,678,000
                   Deferred tax asset............................................       1,200,000     1,200,000
                   Other assets..................................................         344,000        223000
                                                                                       ----------    ----------
                                                                                     $ 29,243,000  $ 27,025,000
                                                                                       ==========    ==========
                   LIABILITIES
                   Current liabilities:
                      Current portion of long-term debt..........................    $    220,000  $    220,000
                      Notes payable - bank.......................................         247,000       300,000
                      Accounts payable and accrued expenses......................       1,931,000     1,535,000
                      Payable to estate of former officer........................          78,000        92,000
                                                                                        ---------     ---------
                        Total current liabilities................................       2,476,000     2,147,000

                   Long-term debt, less current portion..........................         505,000       537,000
                   Convertible subordinated secured debentures...................         186,000       202,000
                   Advances from joint ventures..................................         102,000       102,000
                                                                                          -------       -------
                        Total long-term liabilities..............................         793,000       841,000
                                                                                          -------       -------
                        Total liabilities........................................       3,269,000     2,988,000
                                                                                        ---------     ---------
                   Minority interests............................................         559,000       559,000
                                                                                        ---------     ---------
                   Contingencies

                   STOCKHOLDERS' EQUITY
                   Preferred stock, $.01 par value, authorized 10,000,000 shares:
                      Series A, cumulative, convertible, issued and outstanding
                   1,338,888
                        shares (liquidation value of $10,399,110)................          11,000        11,000
                      Series B, cumulative, convertible, issued and outstanding
                   398 shares....................................................               -             -
                   Common stock, $.01 par value, authorized 50,000,000 shares;
                   issued
                      7,777,308 shares and 7,695,558 shares, respectively........          77,000        77,000
                   Treasury stock, 7,600 shares of common stock at cost..........         (15,000)      (15,000)
                   Stock subscription receivable.................................      (7,741,000)   (7,741,000)
                   Additional paid-in capital....................................      45,454,000    45,484,000
                   Accumulated deficit...........................................     (12,371,000)  (14,338,000)
                                                                                       ----------    ----------
                        Total stockholders' equity...............................      25,415,000    23,478,000
                                                                                       ----------    ----------
                                                                                     $ 29,243,000  $ 27,025,000
                                                                                       ==========    ==========

                     See notes to financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                        Three Months Ended
                                                                                   ---------------------------
                                                                                    March 31,         April 30,
                                                                                      2001              2000
                                                                                    ---------         ---------
               Revenues.....................................................      $5,264,000        $1,108,000
                                                                                   ---------         ---------
               Costs and expenses:
                   Operating expenses.......................................       2,278,000           788,000
                   General and administrative expenses......................       1,038,000           444,000
                   Litigation settlements and costs.........................               -             2,000
                   Depreciation and amortization............................         203,000           165,000
                   Loss from joint ventures.................................          14,000            39,000
                                                                                   ---------         ---------
                        Total costs and expenses............................       3,533,000         1,438,000
                                                                                   ---------         ---------
               Income (loss) from operations................................       1,731,000          (330,000)

               Interest income..............................................         261,000            15,000
               Interest expense.............................................         (25,000)          (36,000)
                                                                                   ---------           -------
               Income (loss) before taxes...................................       1,967,000          (351,000)

               Income tax provision.........................................               -                 -
                                                                                   ---------           -------
               NET INCOME (LOSS)............................................      $1,967,000        $ (351,000)



               NET INCOME (LOSS)............................................      $1,967,000        $ (351,000)
               Dividends on preferred stock.................................        (236,000)          (68,000)
                                                                                   ---------            ------

               INCOME (LOSS) APPLICABLE TO COMMON STOCK.....................      $1,731,000        $ (419,000)
                                                                                   =========           =======


               INCOME (LOSS) PER SHARE OF COMMON STOCK:
                   Income (loss) per share of common stock - basic..........      $      0.22       $     (0.07)
                                                                                    =========          ========
                   Income (loss) per share of common stock - diluted........      $      0.12       $     (0.07)
                                                                                    =========          ========

               Weighted average number of common shares outstanding - basic.        7,757,601          5,672,613
                                                                                    =========          =========
               Weighted average number of common shares outstanding -
                  diluted...................................................       14,537,183          5,672,613
                                                                                   ==========          =========

                       See notes to financial statements

                      U.S. ENERGY SYSTEMS AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                        Three Months Ended March 31, 2001
                                   (Unaudited)

                                          Preferred Stock   Preferred Stock
                                             Series A           Series B         Treasury Stock                   Common Stock
                                         ------------------ -----------------   -------------------              ------------------
                                         Number             Number              Number                           Number
                                          of                of                  of                  Subscription   of
                                         Shares    Amount   Shares    Amount    Shares    Amount    Receivable   Shares    Amount
                                         --------  -------- --------  -------   -------  ---------- -----------  --------  --------
BALANCE - DECEMBER 31, 2000..........    1,138,888  $11,000  398                (7,600)  $(15,000)  (7,741,000)  7,695,558 $77,000
                                                                                                                    81,750   (*)
Shares issued for exercised options..

Net income for the three months ended
   March 31, 2001....................
Dividends on Preferred Stock:
   Series A..........................
   Series B..........................
                                         --------  -------- -------             ------  ---------- -----------  ---------  --------
BALANCE - MARCH 31, 2001.............    1,138,888  $11,000  398
                                                                                (7,600)  $(15,000)  (7,741,000)  7,777,308  $77,000
                                         ========  ======== =======             =======  ========== ===========  =========  ========

(*) Less than $1,000

                        See notes to financial statements

                      U.S. ENERGY SYSTEMS AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                        Three Months Ended March 31, 2001
                                   (Unaudited)


                                         Additional
                                          Paid-in     Accumulated
                                          Capital       Deficit         Total
                                         ----------  -------------  ------------
BALANCE - DECEMBER 31, 2000..........   $45,484,000  (14,338,000)   23,478,000
Shares issued for exercised options..       206,000                    206,000

Net income for the three months ended
   March 31, 2001....................                  1,967,000     1,967,000
Dividends on Preferred Stock:
   Series A..........................      (227,000)                  (227,000)
   Series B..........................        (9,000)                    (9,000)
                                         -----------  ------------  ------------
BALANCE - MARCH 31, 2001.............   $45,454,000   $(12,371,000)  $25,415,000
                                         ==========  ============== ============
(*) Less than $1,000

                       See notes to financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                            Three  Months Ended,
                                                                                     --------------------------------
                                                                                     March 31,              April 30,
                                                                                        2001                   2000
                                                                                     ---------              ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)..................................................            1,967,000                (351,000)
     Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
        Depreciation and amortization...................................              203,000                 165,000
        Equity in loss of joint ventures..................................             14,000                  39,000
        Changes in:
           Accounts  and notes receivable, trade..........................           (171,000)                (40,000)
           Other current assets...........................................            322,000                (199,000)
           Other assets...................................................           (121,000)                (59,000)
           Accounts payable and accrued expenses..........................            382,000                 (88,000)
           Litigation settlement payable..................................                                   (900,000)
           Life insurance proceeds, net of costs and expenses.............                                    958,000
                                                                                    ---------                 -------
        Net cash provided by (used in) operating activities...............          2,596,000                (475,000)
                                                                                    ---------                 -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Loans to Reno Energy, LLC............................................                                     (1,000)
     Acquisition of equipment and leasehold improvements..................           (355,000)               (180,000)
     Deferred acquisition costs...........................................           (113,000)                (53,000)
                                                                                      -------                 --------
        Net cash used in investing activities.............................           (468,000)               (234,000)
                                                                                      --------                --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of notes payable............................................            (53,000)               (152,000)
     Payments of convertible subordinated secured debentures..............            (16,000)
     Payments of long-term debt...........................................            (62,000)                 79,000
     Proceeds from long-term debt.........................................             30,000
     Proceeds from issuance of common stock...............................            206,000               3,217,000
     Dividends on preferred stock.........................................           (236,000)                (68,000)
     Advances from joint ventures.........................................                                     12,000
                                                                                      ---------              ---------
        Net cash provided by (used in) activities.........................           (131,000)              3,088,000
                                                                                      ---------             ----------

NET INCREASE (DECREASE) IN CASH                                                     1,997,000               2,379,000
Cash - beginning of period................................................          5,435,000                 301,000
                                                                                    ----------              ----------

     CASH - END OF PERIOD.................................................        $ 7,432,000            $  2,680,000
                                                                                    ==========              =========

Supplemental disclosure of cash flow information:
     Cash paid for
interest                                                                          $    24,000           $     41,000

Supplemental schedule of non-cash financing activities                                   None                   None

                        See notes to financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              THREE MONTHS ENDED MARCH 31, 2001 AND APRIL 30, 2000
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

    We changed our fiscal year end from January 31 to December 31 effective December 31, 2000. We have not recast data for the comparative periods as such recasting is not practical. Furthermore, we do not experience significant seasonality in our results of operations and cash flows and such a restatement is not cost justified. Our financial statements compare the calendar quarter ended March 31, 2001 with the fiscal quarter ended April 30, 2000. We believe that such a comparison provides a reliable basis for comparing results of operations and cash flows for the two quarters

    The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and, accordingly,do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. The results for the three months are not necessarily indicative of results for the full year.

    For further information, see "Management's Discussion and Analysis or Plan of Operation", and refer to the financial statements and footnotes included in our Annual Report on Form 10-KSB for the year ended December 31, 2000.


NOTE 2 - NET INCOME (LOSS) PER SHARE

    Net income (loss) per share has been computed on the basis of the weighted average number of shares outstanding during the periods. In case of (loss), common stock equivalents have not been included in the computation since their inclusion would be anti-dilutive.


NOTE 3 - INCOME  TAXES

    The financial statements do not include a provision for taxes due to further utilization of operating loss carry forwards. The utilization of this carry forward resulted in a tax saving in the current quarter of approximately $700,000


NOTE 4 - ADDITIONAL CAPITAL

    Between January 1, 2001 and March 31, 2001, we received a total of $206,000 as a result of the exercise of 81,750 stock options.


NOTE 5 - MERGER

     On May 11, 2001, we completed our merger with Zahren Alternative Power Corporation ("Zapco"). Zapco is a developer, owner and operator of landfill gas and cogeneration projects in the United States.

     In the merger, we paid or have issued to Zapco's stockholders the following aggregate merger consideration for their Zapco shares:

o        $12 million in cash,

o a contingent cash payment of $800,000 to be paid eighteen (18) months after the merger, subject to reduction for claims for indemnification that we may have,

o        1,800,000 shares of our common stock,

o 100,000 shares of our Series C Convertible Preferred Stock, which is entitled to an aggregate of $3 million upon liquidation or other similar event, provides for annual cash dividends in the aggregate amount of $270,000 (subject to reduction to an aggregate of $180,000 annually under specific circumstances), and which are convertible into an aggregate of 500,000 shares of our common stock (600,000 shares if 900 days after the merger, the average closing price of our common stock is less than $4.80) subject to anti-dilution adjustment,

o our five-year Series C warrants to purchase 366,666 shares of our common stock at an exercise price of $6.00 per share.

     We also issued to Zapco's employees options to acquire an aggregate of 914,000 shares of our common stock at a weighted average exercise price of approximately $6.37 per share.

     Approximately $11.5 million of the cash consideration payable to the Zapco stockholders was funded by an affiliate of Cinergy Corp. which, immediately prior to the merger, invested this sum in the entity that effected the merger. As a result of this investment and the merger, we and the Cinergy affiliate are the sole stockholders of Zapco. We own approximately 54.3% of the equity and 80% of the voting power (with exceptions generally for matters outside the course of business) of Zapco and the Cinergy affiliate owns 45.7% of the equity and 20% of the voting power of Zapco.

     The following pro forma combined consolidated balance sheet and statement of operations is provided as if the merger had taken place at January 1, 2001. It is management's opinion that Zapco's statement of operations for the three months ended March 31, 2001 is not indicative of future results (see Note 4 to the Pro Forma Statement of Operations).

                   U. S. Energy Systems, Inc. and Subsidiaries
                  Pro Forma Combined Consolidated Balance Sheet
                                 March 31, 2001



                                          U. S. Energy      Zapco                                          U. S. Energy
                                           Historical     Historical                                         Pro Forma
                                            March 31,     March 31,           Merger Adjustments             March 31,
                                                                        --------------------------------
                                              2001           2001           Debit            Credit            2001
                                          ----------------------------- --------------   ---------------   --------------

      Cash..............................  $   7,432,000 $  12,686,000   $   7,741,000 (5)$  12,000,000  (2)$  27,359,000
                                                                           11,500,000 (1)
      Other current assets..............      3,534,000     8,159,000                                         11,693,000
                                             ----------    ----------      ----------       ----------        ----------

      Total current assets..............     10,966,000    20,845,000      19,241,000       12,000,000        39,052,000

      Property, plant and equipment.....      6,159,000    39,194,000      17,899,000 (3)      382,000  (6)   62,870,000
      Intangibles.......................      1,641,000       415,000       5,000,000 (3)                      7,056,000
      Other non-current assets..........     10,477,000    38,805,000                                         49,282,000
                                             ----------    ----------      ----------       ----------       -----------

      Total assets......................  $  29,243,000 $  99,259,000   $  42,140,000    $  12,382,000     $ 158,260,000
                                             ==========    ==========                                        ===========

      Current liabilities...............  $   2,476,000 $  20,481,000                                      $  22,957,000
      Long-term debt....................        793,000    65,227,000                                         66,020,000
      Other non-current liabilities.....                   11,306,000                                         11,306,000
                                              ---------    ----------                                        -----------

      Total liabilities.................  $   3,269,000 $  97,014,000                                      $ 100,283,000

      Minority interest.................        559,000       514,000         852,000 (4)   11,500,000  (1)   11,546,000
                                                                              175,000 (6)

      Stockholders' equity..............     25,415,000     1,731,000       1,731,000 (3)    3,000,000  (2)   46,431,000
                                                                              207,000 (6)    9,630,000  (2)
                                                                                             7,741,000  (5)
                                                                                               852,000  (4)
                                             ----------     ----------       ---------       ---------        -----------


      Total liabilities and stockholders'
        equity..........................  $  29,243,000 $  99,259,000   $  45,105,000    $  45,105,000     $ 158,260,000
                                             ==========    ==========      ==========       ==========       ===========

     __________________
     Notes to Pro Forma Balance Sheet
(1)      Investment of $11,500,000 by Cinergy for 45.74 % of Zapco.
(2) Payment of $24,630,000 consideration to Zapco stockholders' in cash and capital stock.
(3) Merger transaction. Allocation of the $24,630,000 consideration will be determined based upon appraisal of assets and liabilities. For
         purposes of  this presentation,   $5,000,000 of  the  consideration is
         allocated to goodwill and the remainder of $17,899,000 to fixed assets.
(4) $852,000 represents Cinergy's 45.74% minority interest in Zapco's three month net loss for the period ended March 31, 2001.
(5)      Receipt of subscription receivable in the amount of $7,741,000.
(6) Depreciation and amortization on purchase price allocated to fixed assets and goodwill. (Approximately $175,000 represents Cinergy's 45.74% interest in Zapco.)

                   U. S. Energy Systems, Inc. and Subsidiaries
             Pro Forma Combined Consolidated Statement of Operations


                                       U. S. Energy      Zapco                                                  U. S. Energy
                                        Historical      Historical                                                Pro Forma
                                       Three Months    Three Months                                              Three Months
                                        Ended March       Ended                                                     Ended
                                            31,          March 31,               Merger Adjustments               March 31,
                                                                          ---------------------------------
                                           2001            2001               Debit              Credit              2001
                                       -------------- ----------------    --------------      -------------     ---------------
    Revenues..........................  $   5,264,000  $   3,684,000                                            $   8,948,000
    Operating expenses................     (3,330,000)    (3,764,000)                                              (7,094,000)
                                            ---------      ---------                                                ----------

    Earnings before interest, taxes,
      depreciation and amortization ..  $   1,934,000  $     (80,000)                                           $   1,854,000
                                            ---------      ---------                                                ----------

    Interest income (expense).........        236,000       (966,000)                                                (730,000)
    Depreciation and amortization.....       (203,000)      (893,000)      $  382,000 (3)                          (1,478,000)
    Other expenses....................                      (444,000)                                                (444,000)
    Income tax benefit................                       521,000                                                  521,000
                                            ---------        -------          --------                              ---------

    Net income (loss) after taxes.....  $   1,967,000  $  (1,862,000) (4)  $  382,000                           $    (277,000)
                                            ----------     ---------          --------                              ---------

    Minority interest ................                       852,000  (1)                   $  175,000 (3)          1,027,000
    Dividends on preferred stock......       (236,000)                                                               (236,000)
                                            ---------       --------          --------         -------              ---------

    Net income (loss) applicable to
      common stock....................  $   1,731,000  $  (1,010,000) (4)  $  382,000       $  175,000          $     514,000
                                            =========      =========          =======          =======              =========
    Income per share of common stock -
      basic...........................                                                                          $        .05
                                                                                                                    =========
    Income per share of common stock -
      diluted.........................                                                                          $        .03
                                                                                                                    =========
    Weighted average number of common
      shares outstanding - basic (2)..                                                                              9,773,934
    Weighted average number of common                                                                               =========
      shares outstanding  - diluted (2)                                                                            16,553,516
                                                                                                                   ==========

    _______________________________
    Notes to Pro Forma Statements of Operations Relating to Zapco
(1) Cinergy's 45.74% minority interest in Zapco's three month net loss.
(2) 1,800,000 shares of common stock issued in consideration of Zapco merger and 216,333 issued to ZFC Royalty Partners are included in the basic weighted average number of common shares outstanding.
(3) Depreciation and amortization on purchase price allocated to fixed assets and goodwill. (Approximately $175,000 represents Cinergy's 45.74% interest in Zapco.)
(4) (a) Revenues and profits from Yankee Energy Gas Company ("YESCO") not included, since transaction closed on March 30, 2001. The scope of YESCO operations is 17 megawatts ("MW") and increased Zapco's megawatt capacity from 43 MW to 60 MW, an increase of 40%.
    (b) Revenues from the Dalton and SPSA plants are not included at full level due to construction. The Dalton construction is completed and being commissioned. The SPSA construction is expected to be completed in June 2001.
    (c) Revenues and profits are lower than they will be on an ongoing basis, as production at several sites is currently ramping up.

    (d) Costs for the quarter include internal and external non-recurring or extraordinary expenses associated with the YESCO transaction and the merger with U. S. Energy Systems, Inc.

NOTE 6 - SUBSEQUENT EVENT

      We have an exclusive right to acquire an energy project from a major power producer. Due diligence is in progress.

Item 2 - Management's Discussion and Analysis or Plan of Operation

    The following discusses U. S. Energy Systems, Inc.'s operating results and financial condition without giving effect to the merger with Zapco, which was completed in May 2001.

                  Three Months Ended March 31, 2001 Compared to
                        Three Months Ended April 30, 2000

RESULTS OF OPERATIONS

    Revenues for the three month periods were as follows:


                                                                         Three Months Ended
                                                                   March 31, 2001     April 30, 2000
                                                                   --------------     --------------
             Energy Division...................................     $ 4,204,000       $  375,000
             Environmental Division............................       1,060,000          773,000
                                                                      ---------        ---------
                                                                    $ 5,264,000       $1,108,000
                                                                      =========        =========

--------------------------------------------------------------------------------
    Total revenues increased by $4,156,000 or 375% in the three months ended March 31,2001 ("First Quarter 2001") as compared to the three months ended April 30, 2000 ( "First Quarter 2000"). Energy Division revenues increased by $3,829,000 or 1,021% during First Quarter 2001 compared to First Quarter 2000 due to higher market rates for electricity in First Quarter 2001 in comparison to First Quarter 2000. The Environmental Division showed a revenue increase of $327,000 or 45% compared to First Quarter 2000, due to expanded operations.

    Operating Expenses increased by 189% , or approximately $1,490,000 to $2,278,000 in First Quarter 2001 compared to First Quarter 2000. The following table provides a breakdown of the Company's operating expenses.


                                                                        Three Months Ended
                                                                  March 31, 2001    April 30, 2000
                                                                  --------------------------------

             Energy Division...................................     $ 1,522,000    $ 232,000
             Environmental Division............................         756,000      556,000
                                                                      ---------      -------
                                                                    $ 2,278,000    $ 788,000
                                                                      =========      =======

   Operating expenses for the Energy Division, including royalties, increased $1,290,000 or approximately 556% in First Quarter 2001 as compared to First Quarter 2000. The increases are primarily attributable to higher royalties, including provisions for both gross revenue and net revenue royalties of Steamboat 1. The Environmental Division operating expenses increased by $200,000 or approximately 36 % in the First Quarter 2001 when compared with First Quarter 2000 as a result of expanded operations.

    General & administrative expenses increased by $594,000 or 134% in First Quarter 2001 over First Quarter 2000 due to increased efforts in developments of new projects. This also reflects an increase in staff and levels of staff compensation. An additional provision for doubtful accounts of $85,000 was made during the quarter.

    The components of general and administrative expenses for the three month periods are as follows:


                                                                      Three Months Ended
                                                                  March 31, 2001   April 30, 2000
                                                                  --------------   --------------
             Salaries and consulting...........................   $  387,000      $   208,000
             Legal and professional............................      187,000           60,000
             Insurance.........................................
                                                                      91,000           37,000
             Corporate expenses................................
                                                                      95,000           35,000
             Other.............................................      278,000          104,000
                                                                   ---------          -------
                       Total...................................   $1,038,000      $   444,000
                                                                   =========          =======

    Depreciation expense, which includes the amortization of goodwill, increased to $ 203,000 the three months ending March 31, 2001 compared to $165,000 in the three months ending April 30, 2000, due to increased investment in depreciable assets.

    Losses (Gains) from Joint Ventures for the periods set forth below are detailed as follows:


                                                                       Three Months Ended
                                                                    March 31,       April 30,
                                                                     2001             2000
                                                                    ---------        ---------

             Lehi Independent Power Associates, L.C. ..........    $     0          $     0
             Plymouth Cogeneration  Limited Partnership .......     (1,000)          39,000
             Castlebridge Partners, LLC........................     15,000                0
                                                                    -------          ------
                       Total...................................    $14,000          $39,000
                                                                    ======           ======

    The Castlebridge investment was made on August 23, 2000.

    The increase in interest income of $246,000 in First Quarter 2001 over First Quarter 2000 is primarily due to interest on the stock subscription note receivable and also due to higher interest earnings on increased cash balances

    Dividends paid on Preferred stock for the three-months ended March 31, 2000 totaled $236,000, compared to $68,000 in the quarter ended April 30, 2000. The increase was due primarily to the additional investment in Series A Preferred stock of $7,750,000 in July 2000.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 2001, cash and equivalents totaled approximately $7,432,000 as compared to $5,435,000 at December 31, 2000, an increase of $1,997,000. During the three months ended March 31, 2001, cash flow from operations of $2,596,000 was used to fund $468,000 in investing activities and $131,000 in financing activities, and provided the increase in cash. Our working capital increased to $8,490,000 at March 31, 2001 from $6,973,000 at December 31, 2000, primarily due to the improvement in net income from our operations. Subsequent to March 31, 2001, a stock subscription receivable (i.e., a $7.7 million note payable to us in consideration for the issuance of 861,110 shares of Series A Preferred Stock), was paid, further increasing our cash position. Our cash and projected cash flow from operations are sufficient to satisfy our operating commitments for the next twelve months.

    During First Quarter 2001 we had cash flow from operating activities of $2,596,000 compared with cash used in operating activities of $475,000 in First Quarter 2000. The improvement was chiefly due to higher net income which resulted principally from increased Energy Division revenues. The quarter ended April 30, 2000 included the receipt of cash proceeds from a life insurance policy on our former President, which net of expenses paid during the period, amounted to $958,000. During that quarter we also paid the $900,000 litigation settlements note that had been issued in the previous year.

    The $468,000 used in investing activities during First Quarter 2001, compared to $234,000 used in the First Quarter 2000, included $113,000 of deferred costs expended on pending acquisitions as compared to $53,000 in First Quarter 2000. Cash used for acquisition of equipment totaled $355,000 in First Quarter 2001 as compared to $180,000 in the earlier year.

    Cash used in financing activities in First Quarter 2001 totaled $131,000, as compared to $3,088,000 cash provided by financing activities in First Quarter 2000. The primary item in the earlier year was the receipt of proceeds from the exercise of warrants and options resulting in net cash of $3,217,000.

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

    This  Form 10-QSB  contains certain  "forward looking  statements"   which
represent our expectations or beliefs, including, but not limited to, statements concerning industry performance and our operations, performance, financial condition, growth and strategies. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify certain forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors which are noted herein, including but not limited to the potential impact of competition, changes in local or regional economic conditions, our ability to continue our growth strategy, dependence on management and key personnel, supervision and regulation issues and the ability to find financing on terms suitable to us. Additional factors which may impact our business, prospects, operating results and financial condition are described under the caption "Risk Factors" in Post Effective Amendment No. 3 to Registration Statement on Form SB-2 (SEC File No. 333-04612).

                           PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

    At our annual meeting of stockholders on April 2, 2000, the following votes were taken:

1. The Agreement and plan of Reorganization and merger by and among ourselves, Zapco and USE Acquisition Corp. and the related investments and issuance of common stock was approved. (Votes in favor totaled 8,486,803, 486,824 opposed, and 16,253 abstained)
2. Irving Levine, Stanleigh G. Fox, Asher Fogel, Bernard J. Zahren and Mark P. Strauch were elected to three-year terms as directors. The terms of Mr. Zahren and Mr. Strauch commenced at the time of the merger with Zapco. (Votes in Favor totaled 8,511,611 and 478,271 withheld authority. Mr. Fogel resigned contemporaneously with the completion of the merger.
3. Our Amended and Restated Plan of Recapitalization was adopted ( Votes in favor 8,423,879, opposed 484,280, and 81,721 abstained.)
4. Our 2000 Executive Incentive Compensation Plan was adopted (Votes in favor totaled 7,977,518, opposed 918,921, and 93,443 abstained.
5.  Our 2000 Executive Bonus Plan was adopted (Votes in favor totaled
    8,041,856 , opposed 865,521, and 82,404 abstained)


Item 5 - OTHER INFORMATION

     On May 11, 2001, we completed  our merger  with Zahren  Alternative  Power

Corporation ("Zapco"). Zapco is a developer, owner and operator of landfill gas and cogeneration projects in the United States. Zapco has been engaged since 1981, through predecessor and successor entities, in the development, design, construction, financing, ownership and operation of a diverse group of landfill gas based projects and one cogeneration project. The landfill gas projects principally collect landfill gas and convert it into a fuel for the production of electricity. The power produced from these landfill gas-to-energy facilities is generally sold under long-term fixed price contracts. Zapco also owns and operates projects which capture and process landfill gas and deliver it by pipeline to industrial customers for use in their boilers. Zapco has approximately 28 distinct projects engaged in co-generation and landfill gas-to-energy related products and services in operation. Zapco's electrical generating plants are qualifying facilities under the Public Utility Regulatory Policy Act
of 1978.  As  of   December 31, 1998,  1999 and 2000, Zapco  had installed
generating capacity of 25, 36 and 43 megawatts, respectively, and now has 60 megawatts of installed generating capacity.

     In the merger, we paid or have issued to Zapco's stockholders the following aggregate merger consideration for their Zapco shares:

o        $12 million in cash,

o a contingent cash payment of $800,000 to be paid eighteen (18) months after the merger, subject to reduction for claims for indemnification that we may have,

o        1,800,000 shares of our common stock,

o 100,000 shares of our Series C Convertible Preferred Stock, which is entitled to an aggregate of $3 million upon liquidation or other similar event, provides for annual cash dividends in the aggregate amount of $270,000 (subject to reduction to an aggregate of $180,000 annually under specific circumstances), and which are convertible into an aggregate of 500,000 shares of our common stock (600,000 shares if 900 days after the merger, the average closing price of our common stock is less than $4.80) subject to anti-dilution adjustment,

o our five-year Series C warrants to purchase 366,666 shares of our common stock at an exercise price of $6.00 per share.

     We also issued to Zapco's employees options to acquire an aggregate of 914,000 shares of our common stock at a weighted average exercise price of approximately $6.37 per share.

     Approximately $11.5 million of the cash consideration payable to the Zapco stockholders was funded by an affiliate of Cinergy Corp. which, immediately prior to the merger, invested this sum in our subsidiary that effected the merger. As a result of this investment and the merger, we and the Cinerg y affiliate are the sole stockholders of Zapco. We own approximately 54.3% of the equity and 80% of the voting power (with exceptions generally for matters outside the course of business) of Zapco and the Cinergy affiliate owns 45.7% of the equity and 20% of the voting power of Zapco.

ITEM 6 - EXHIBITS

(a)      Exhibits

                  2.1 Merger Agreement by and between the Company, AES Merger Corp., American Enviro-Services, Inc., and the Shareholders of American Enviro-Services, Dated as of August 4, 1997(4)

                  2.2 Subscription Agreement dated as of August 23, 2000, by and among U.S. Energy System Castlebridge, LLC ("USE Sub"), Kemper-Castlebridge, Inc., ("KC"), GKM II Corporation ("GKM") and Castlebridge Partners, LLC ("Castlebridge") (9)

                  2.3 Agreement and Plan of Reorganization and Merger dated as of November 28, 2000, by and among U.S. Energy Systems, Inc. ("US Energy"), USE Acquisition Corp. ("USE Acquisition Corp."), and Zahren Alternative Power Corp. ("Zapco") (without schedules or exhibits) (the "Merger Agreement"). (11)

                  2.4 Amendment No 1 dated December 11, 2000 to the Merger Agreement (11)

                  2.5 Amendment No. 2 dated December 19, 2000 to the Merger Agreement(15)

                  2.6 Amendment No. 3 dated January 19, 2001 to the Merger Agreement(15)

                  2.7 Amendment No. 4 dated February 23, 2001 to the Merger Agreement(15)

                  2.8 Amendment No. 5 dated April 30, 2001 to the Merger Agreement (16)

                  3.1 Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware(1)

                  3.2    Amended and Restated By-Laws of the Company(11)

                  3.3    Articles of Organization of Steamboat Envirosystems,
                         L.C.(1)

                  3.4 Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company (10)

                  3.5 Certificate of Increase of Series A Convertible Preferred Stock of the Company (10)

                  3.6    Amended and Restated By-Laws of US Energy (11)

                  3.7 Form of Certificate of Designation for US Energy's Series C Preferred Stock(15)

                  3.8 Form of Certificate of Designation for US Energy's Series D Preferred Stock(15)

                  3.9 Certificate of Correction to Certificate of Designation of Series A Preferred Stock(15)

                  3.10 Certificate of Correction to Certificate of Designation of Series B Preferred Stock(15)

                  4.1     Specimen Stock Certificate(1)

                  4.2     Form of Warrant(1)

                  4.3     Form of Warrant Agreement(1)

                  4.4     Form of Representative's Purchase Option(1)

                  4.5 Certificate of Designation of Series A Convertible Preferred Stock of the Company as filed with the Secretary of State of Delaware on March 23, 1998(7)

                  4.6 Certificate of Designation of Series B Convertible Preferred Stock of the Company as filed with the Secretary of the State of Delaware(14)

                  4.7 Amended and Restated Plan of Recapitalization dated as of July 31, 2000 by and between the Company and the parties identified therein. (15)

                  4.8 Form of Series B Warrant to Purchase Shares of Common Stock(10)

                  4.9 Form of Series C Redeemable Common Stock Purchase Warrant of US Energy (11)

                  10.1    Plan of Reorganization of Cogenic Energy Systems, Inc.
                          (2)

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

                  10.9 Letter Agreement, dated as of November 8, 1994, between the Company, PSC Cogeneration Limited Partnership, Central Hudson Cogeneration, Inc. and Independent Energy Finance Corporation(1)

                  10.10 Agreement among the Company, Plymouth Envirosystems, Inc., IEC Plymouth, Inc. and Independent Energy Finance Corporation dated November 16, 1994(1)

                  10.11 Amended and Restated Agreement of Limited Partnership of Plymouth Cogeneration Limited Partnership among PSC Cogeneration Limited Partnership, Central Hudson Cogeneration, Inc. and Plymouth Envirosystems, Inc. dated November 1, 1994(1)

                  10.12 Amended and Restated Agreement of Limited Partnership of PSC Cogeneration Limited Partnership among IEC Plymouth, Inc., Independent Energy Finance Corporation and Plymouth Envirosystems, Inc. dated December 28, 1994(1)

                  10.13 Purchase and Sale Agreement, dated as of December 31, 1995, between the Company, Far West Capital, Inc., Far West Electric Energy Fund, L.P., 1-A Enterprises and Steamboat Enviro systems, LLC(1)

                  10.13(a)Letter Agreement, dated September 25, 1996, between the Company and Far West Capital, Inc.(1)

                  10.16 Security Agreement and Financing Statement among the Company, Lehi Envirosystems, Inc., Plymouth Envirosystems, Inc. and Anchor Capital Company, LLC dated June 14, 1995, as amended(1)

                  10.20 Lease dated September 1, 1995 between the Company and Gaedeke Holdings, Ltd.(1)

                  10.21   Documents related to Private Placement(1)

                  10.21(a)Certificate of Designations(1)

                  10.22 Purchase Agreement between the Company and Westinghouse Electric Corporation dated as of November 6, 1995 and amendments thereof(1)

                  10.25(a)Long-Term Agreement for the Purchase and Sale of
                          Electricity Between Sierra Pacific Power Company and Far West Capital, Inc. dated October 29, 1988(1)

                  10.25(b)Assignment of Interest, dated December 10, 1988 by and between Far West Capital, Inc. and 1-A Enterprises(1)

                  10.25(c)Letter dated August 18, 1989 by Gerald W. Canning,
                          Vice President of Electric Resources, consenting to the Assignment of Interest on behalf of Sierra Pacific Power Company(1)

                  10.26(a)Agreement for the Purchase and Sale of Electricity,
                          dated as of November 18, 1983 between Geothermal Development Associates and Sierra Pacific Power Company(1)

                  10.26(b)Amendment to Agreement for Purchase and Sale of
                          Electricity, dated March 6, 1987, by and between Far West Hydroelectric Fund, Ltd. and Sierra Pacific Power Company(1)

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

                  10.29 Letter of Intent dated July 15, 1996 on behalf of Reno Energy, LLC(1)

                  10.30 Limited Liability Company Operating Agreement of NRG Company, LLC dated as of September 8, 1996, and amendments thereto(1)

                  10.31 Form of Limited Liability Company Operating Agreement of Steamboat, Envirosystems, L.C. dated as of October, 1996(1)

                  10.32   Form of Debenture Conversion Agreement(1)

                  10.33(a)First Amended and Restated Loan and Option Agreement,
                          dated April 9, 1997, by and between USE Geothermal LLC, and Reno Energy LLC, ART, LLC and FWC Energy, LLC(3)

                  10.33(b)Note in the amount of $1,200,000, dated as of April 9,
                          1997, made by Reno Energy LLC in favor of USE Geothermal LLC(3)

                  10.33(c)Security Agreement, dated as of April 9, 1997, made by
                          Reno Energy LLC in favor of USE Geothermal
                          LLC(3)

                  10.33(d)Form of Security Agreement and Collateral Assignment,
                          entered into by and between USE Geothermal LLC and both FWC Energy LLC and ART LLC(3)

                  10.33(e)Guaranty Agreement, dated as of April 9, 1997, made by
                          FWC Energy LLC and ART LLC in favor of USE Geothermal LLC(3)

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

                  10.42 Limited Recourse Promissory Note dated July 31, 2000 issued by Energy Systems Investors, L.L.C. in favor of the Company (10)

                  10.43 Stockholders' and Voting Agreement dated as of November 28, 2000 by and among AJG Financial Services, Inc., Bernard Zahren, Environmental Opportunities Fund, Environmental Opportunities Fund/Cayman, Finova Mezzanine Capital Corp., Frederic Rose, M & R Associates, Martin F. Laughlin, Michael J. Carolan and Richard J. Augustine (collectively, the "Zapco Stockholders"), US Energy, Cinergy Solutions, Inc. ("Cinergy Solutions") and certain stockholders of US Energy. (11)

                  10.44 Termination Fee Agreement dated as of November 28, 2000 by and among US Energy, Zapco and Cinergy Energy Solutions, Inc. ("Cinergy Energy"). (11)

                  10.45 Indemnification Agreement dated as of November 28, 2000 by and among the Zapco Stockholders, Zapco, US Energy, USE Acquisition Corp. and Cinergy Energy. (11)

                  10.46 Escrow Agreement dated November 28, 2000 by and among the Zapco Stockholders, Zapco, US Energy, USE Acquisition Corp., Cinergy Energy and Tannenbaum Helpern Syracuse & Hirschtritt LLP as
                          Escrow Agent.(11)

                  10.47 Registration Rights Agreement dated November 28, 2000 by and among US Energy and the Zapco Stockholders.(11)

                  10.48 Employment Agreement dated November 28, 2000 by and between US Energy and Bernard Zahren. (11)

                  10.49 Form of Stock Option Agreement to be entered into by and between US Energy and Bernard Zahren. (11)

                  10.50 Performance Guaranty dated as November 28, 2000 of US Energy.(11)

                  10.51 Performance Guaranty of Cinergy Solutions Holding Company, Inc. dated as of November 28, 2000. (11)

                  10.52 Subscription Agreement dated as of November 28, 2000 by and among US Energy, USE Acquisition Corp. and Cinergy Energy. (11)

                  10.53 Stockholders Agreement dated as of November 28, 2000 by and among US Energy, USE Acquisition Corp. and Cinergy Energy. (11)

                  10.54 Indemnification Agreement dated as of November 28, 2000 by and among US Energy, USE Acquisition Corp. and Cinergy Energy. (11)

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

                  21.1    Subsidiaries of the Company (15)

                  99.2 Second Amended and Restated Operating Agreement dated as of August 23, 2000 by and between USE Sub, KC, GKM and Castlebridge. (12)

                  __________________________

                  (1) Incorporated by reference to the Company's Registration Statement on Form SB-2
                          (File No. 333-94612).
                  (2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended
                          January 31, 1994.
                  (3)     Incorporated by reference to the Company's Current
                          Report on Form 8-K filed on April 24, 1997.
                  (4)     Incorporated by reference to the Company's Current
                          Report on Form 8-K dated August 12, 1997.
                  (5)     Incorporated by reference to the Company's Annual
                          Report on Form 10-KSB for the year ended
                          January 31, 1997.
                  (6)     Incorporated by reference to the Company's Current
                          Report on Form 8-K dated August 18, 1997.
                  (7)     Incorporated by reference to the Company's Current
                          Report on Form 8-K filed on March 26, 1998.
                  (8)     Incorporated by reference to the Company's Annual
                          Report on Form 10-KSB for the year ended
                          January 31, 1998.
                  (9) Incorporated by reference to the Company's Current Report on Form 8-K/A filed on September 5, 2000.
                  (10) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended July 31, 2000.
                  (11) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended
                          October 31, 2000.
                  (12) Incorporated by reference to the Company's Registration Statement on Form S-3 filed on
                          February 20, 2001.
                  (13) Incorporated by reference to the Company's Current Report on Form 8-K dated May 4, 2000
                  (14) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended
                          January 31, 1999.
                  (15) Incorporated by reference to the Company's Report on Form 10-KSB for the period ended December 31, 2000.
                  (16) Incorporated by reference to the Company's Post-Effective Amendment to Registration Statement on Form Series SB-2 filed on May 14, 2001


         (b) Reports on Form 8-K

                  None

                                   SIGNATURES
         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned duly authorized

Dated: May 18, 2001


U. S. Energy Systems, Inc.


By:      /s/ LAWRENCE I. SCHNEIDER
         ---------------------------------
             Lawrence I. Schneider
             Chairman of the Board
             (Principal Executive Officer)


By:      /s/ ROBERT C. BENSON
         --------------------------------------------
             Robert C. Benson
             Chief Financial Officer
             (Principal Financial and Accounting Officer)