Form 10QSB
period 2001-06-30
U S ENERGY SYSTEMS INC
filed 2001-08-16
CIK 351917

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2001

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
                                            Yes  [X]          No  [  ]

    State the number of shares outstanding of each of issuer's classes of common equity, as of August 6, 2001:

            Title of Class                            Number of Shares
            --------------                            ----------------
             Common Stock                                10,607,183


    Transitional Small Business Disclosure Format (check one): Yes  [  ] No [X]


================================================================================

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                                       June 30,    December 31,
                                                                                                         2001          2000
                                                                                                      ----------   ------------
                                                                                                     (unaudited)    (audited)
ASSETS
Current assets:
   Cash...........................................................................................   $ 15,884,000  $  5,435,000
   Restricted cash................................................................................     12,186,000          -
   Accounts receivable (less allowance for doubtful accounts $580,000 and $15,000, respectively)..      9,667,000     2,860,000
   Notes and interest receivable, current portion.................................................        382,000          -
   Deferred tax asset, current portion............................................................      2,788,000          -
   Other current assets...........................................................................      1,722,000       825,000
                                                                                                       ----------     ---------
     Total current assets.........................................................................     42,629,000     9,120,000

Property, plant and equipment, net................................................................     71,875,000     5,965,000
Construction in progress..........................................................................     10,365,000          -
Project development costs.........................................................................        553,000          -
Notes receivable, less current portion............................................................     18,518,000     1,754,000
Accrued interest receivable.......................................................................           -          459,000
Investments.......................................................................................      9,222,000     5,394,000
Debt issuance costs, net of accumulated amortization..............................................      3,021,000          -
Deferred costs....................................................................................        944,000     1,232,000
Goodwill, net.....................................................................................     17,673,000     1,678,000
Deferred tax asset................................................................................     10,176,000     1,200,000
Other assets......................................................................................      1,397,000       223,000
                                                                                                      -----------    ----------
                                                                                                     $186,373,000  $ 27,025,000
                                                                                                      ===========    ==========
LIABILITIES
Current liabilities:
   Current portion of long-term debt..............................................................   $  1,025,000  $    220,000
   Notes payable - other..........................................................................        128,000       300,000
   Notes payable - power generation equipment, current portion....................................     16,323,000          -
   Accounts payable and accrued expenses..........................................................     14,230,000     1,627,000
   Deferred revenue, current portion..............................................................      2,953,000           -
                                                                                                       ----------     ---------
     Total current liabilities....................................................................     34,659,000     2,147,000

Long-term debt, less current portion..............................................................     37,835,000       537,000
Notes payable - power generation equipment, less current portion..................................     35,954,000          -
Deferred revenue, less current portion............................................................      6,423,000          -
Illinois subsidy liability........................................................................      6,142,000          -
Deferred tax liability............................................................................        508,000          -
Convertible subordinated secured debentures.......................................................        186,000       202,000
Advances from joint ventures......................................................................        102,000       102,000
                                                                                                      -----------      --------
     Total long-term liabilities..................................................................     87,150,000       841,000
                                                                                                      -----------     ---------
     Total liabilities............................................................................    121,809,000     2,988,000
                                                                                                      -----------     ---------
Minority interests................................................................................     14,448,000       559,000
                                                                                                      -----------     ---------
Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, authorized 10,000,000 shares:
   Series A, cumulative, convertible, issued and outstanding 1,138,888 shares (liquidation value
of $10,626,574)...................................................................................         11,000        11,000
   Series B, cumulative, convertible, issued and outstanding 398 shares...........................           -             -
   Series C, cumulative, convertible, issued and outstanding 100,000 shares (liquidation value of
$3,045,000).......................................................................................          1,000          -
Common stock, $.01 par value, authorized 50,000,000 shares; issued  10,462,950 shares and
7,695,558 shares, respectively....................................................................        105,000        77,000
Treasury stock, 7,600 shares of common stock at cost..............................................        (15,000)      (15,000)
Stock subscription receivable.....................................................................           -       (7,741,000)
Additional paid-in capital........................................................................     60,044,000    45,484,000
Accumulated deficit...............................................................................    (10,044,000)  (14,338,000)
Accumulated comprehensive income..................................................................         14,000          -
                                                                                                       ----------    ----------
     Total stockholders' equity...................................................................     50,116,000    23,478,000
                                                                                                      -----------    ----------
                                                                                                     $186,373,000  $ 27,025,000
                                                                                                      ===========    ==========
                        See notes to financial statements

                                       2

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                           Three Months Ended                        Six Months Ended
                                                           ------------------                        ----------------
                                                         June 30,         July 31,              June 30,          July 31,
                                                          2001              2000                 2001               2000
                                                         -------          --------              --------          ---------

Revenues.......................................         $12,400,000       $2,154,000           $17,664,000      $ 3,262,000
                                                         ----------        ---------            ----------        ---------
Costs and expenses:
    Operating expenses.........................           4,578,000        1,002,000             6,856,000        1,790,000
    General and administrative expenses........             935,000          763,000             1,973,000        1,207,000
    Depreciation and amortization..............             981,000          173,000             1,184,000          338,000
    Loss from joint ventures...................              30,000            5,000                44,000           44,000
                                                         ----------        ---------            ----------        ---------
         Total costs and expenses..............           6,524,000        1,943,000            10,057,000        3,379,000
                                                         ----------        ---------            ----------        ---------
Income (loss) from operations..................           5,876,000          211,000             7,607,000         (117,000)

Interest income................................             142,000           40,000               403,000           55,000
Interest expense...............................          (1,056,000)         (27,000)           (1,081,000)         (63,000)
Minority interest..............................          (1,879,000)           -                (1,879,000)               -
                                                          ----------         --------            ---------           --------

Income (loss) before non-recurring items and
taxes..........................................          $3,083,000       $  224,000            $5,050,000       $ (125,000)
                                                         ==========         ========             =========          =======
Compensation arising from issuance of options to
   new management team.........................               -            1,313,000                   -          1,313,000
Provision for severance and repositioning of the
   Company.....................................               -              581,000                   -            581,000
Litigation settlement costs....................               -                -                       -              2,000
                                                          ---------        ---------            ---------        ----------
Income (loss) before taxes.....................           3,083,000       (1,670,000)            5,050,000       (2,021,000)

Income tax provision...........................            (756,000)           -                  (756,000)              -
                                                          ---------        ---------             ---------        ---------
NET INCOME (LOSS)..............................          $2,327,000      $(1,670,000)           $4,294,000      $(2,021,000)
                                                          =========        =========             =========        =========
Dividends on preferred stock...................            (284,000)         (67,000)             (520,000)        (135,000)

Dividends on beneficial conversion of preferred
   stock.......................................               -           (7,750,000)                 -          (7,750,000)
                                                          ---------        ---------             ---------        ---------
INCOME (LOSS) APPLICABLE TO COMMON STOCK.......          $2,043,000      $(9,487,000)           $3,774,000      $(9,906,000)
                                                          =========        =========             =========        ==========


INCOME (LOSS) PER SHARE OF COMMON STOCK:
    Income (loss) per share of common stock -
basic..........................................          $     0.24      $     (1.50)           $     0.46      $    (1.65)
    Income (loss) per share of common stock -             =========        =========             =========       ==========
diluted........................................          $     0.14      $     (1.50)           $     0.27      $    (1.65)
                                                          =========        =========             =========       ==========
Weighted average number of common shares
   outstanding - basic.........................           8,580,132        6,313,317             8,171,139       5,995,940
Weighted average number of common shares                  =========        =========            ==========       =========
   outstanding - diluted.......................          16,089,738        6,313,317            15,680,744       5,995,940
                                                         ==========        =========            ==========       =========
OTHER COMPREHENSIVE INCOME, NET OF TAX:
    Net income (loss)..........................          $2,327,000      $(1,670,000)           $4,294,000     $(2,021,000)
    Gain on foreign currency translation.......              14,000            -                    14,000             -
                                                          ---------        ---------             ---------       ---------
     Total comprehensive income................          $2,341,000      $(1,670,000)           $4,308,000     $(2,021,000)
                                                          =========        ==========            =========       =========
                        See notes to financial statements

                                       3

                      U.S. ENERGY SYSTEMS AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                         Six Months Ended June 30, 2001
                                   (Unaudited)

                                                         Preferred Stock     Preferred Stock    Preferred Stock
                                                            Series A            Series B            Series C      Treasury Stock
                                                         -----------------   ----------------  ------------------- -------------
                                                          Number              Number            Number              Number
                                                            of                  of                of                  of
                                                          Shares  Amount      Shares   Amount   Shares    Amount    Shares  Amount
                                                         --------- --------   -------  -------  -------- ---------- ------- -------
               BALANCE - DECEMBER 31, 2000..........     1,138,888  $11,000       398                               (7,600)$(15,000)
               Shares issued for exercised options
               and warrants.........................
               Redeemed subscription receivable.....
               Deferred offering costs..............
               Issuance of Series C Preferred Stock.                                              100,000 $ 1,000
               Issuance of common stock.............
               Comprehensive income.................
               Net income for the six months ended
                  June 30, 2001.....................
               Dividends on Preferred Stock:
                  Series A..........................
                  Series B..........................
                  Series C..........................
                                                         --------- --------     -------        -------- ---------- -------- -------
               BALANCE - JUNE 30, 2001..............     1,138,888  $11,000       398     (*)   100,000   $ 1,000   (7,600)$(15,000)
                                                         =========  =======     =======        ======== ==========  ====== =========

                (*) Less than $1,000



                (Continued)



                                                           Common Stock
                                                        --------------------
                                                           Number              Additional    Accumulated
                                             Subscription   of                  Paid-in     Comprehensive  Accumulated
                                              Receivable   Shares     Amount     Capital        Income      Deficit       Total
                                             ----------  ---------  --------- ------------  -------------  -------------  ---------
   BALANCE - DECEMBER 31, 2000..........    $(7,741,000) $7,695,558  $ 77,000  $45,484,000                $(14,338,000) $23,478,000
   Shares issued for exercised options
   and warrants.........................                    852,797     9,000    2,950,000                                2,959,000
   Redeemed subscription receivable.....      7,741,000                                                                   7,741,000
   Deferred offering costs..............                                          (479,000)                                (479,000)
   Issuance of Series C Preferred Stock.                                         2,999,000                                3,000,000
   Issuance of common stock.............                  1,914,595    19,000    9,611,000                                9,630,000
   Comprehensive income.................                                                     $  14,000                       14,000
   Net income for the three months ended
       June 30, 2001.....................                                                                    4,294,000    4,249,000
   Dividends on Preferred Stock:
       Series A..........................                                         (455,000)                                (455,000)
       Series B..........................                                          (21,000)                                 (21,000)
       Series C..........................                                          (45,000)                                 (45,000)
                                              ---------  ----------  --------  ------------  ----------     -----------   ----------
   BALANCE - JUNE 30, 2001..............    $        -   10,462,950  $105,000  $60,044,000   $  14,000     $10,044,000)  $50,116,000
                                              =========  ==========   ======== ============  =============  ===========   ==========

  (*) Less than $1,000

                        See notes to financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                 Six  Months Ended,
                                                                                             ------------------------
                                                                                             June 30,          July 31,
                                                                                               2001              2000
                                                                                             --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)............................................................          $ 4,294,000         $ (2,021,000)
   Adjustments to reconcile net income (loss) to net cash provided by (used in)
   operating activities:
       Depreciation and amortization............................................            1,184,000              338,000
       Minority interest........................................................            1,879,000                  -
       Unrealized gain on sales.................................................           (1,715,000)                 -
       Deferred taxes...........................................................           (1,979,000)                 -
       Equity in loss of joint ventures.........................................               30,000               44,000
       Write-down of assets.....................................................                 -                  56,000
       Compensation arising from granting stock options.........................                 -               1,313,000
       Changes in:
         Accounts and notes receivable, trade...................................            2,422,000             (924,000)
         Project development costs..............................................              (23,000)                 -
         Other current assets...................................................               54,000              (89,000)
         Other assets...........................................................             (746,000)            (184,000)
         Accounts payable and accrued expenses..................................             (691,000)             653,000
         Litigation settlement payable..........................................                 -                (900,000)
         Life insurance proceeds, net of costs and expenses.....................                 -                 916,000
         Deferred revenue.......................................................             (199,000)                 -
         Illinois subsidy liability.............................................              494,000                  -
                                                                                            ---------              -------
     Net cash provided by (used in) operating activities........................            5,004,000             (798,000)
                                                                                            ---------              -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of equipment and leasehold improvements..........................             (576,000)            (388,000)
   Construction in progress.....................................................           (1,566,000)                 -
   Acquisition of Zapco.........................................................           (1,010,000)                 -
   Acquisition of Trigen Canada.................................................           (2,277,000)                 -
   Loans to Reno Energy, LLC....................................................                 -                  (2,000)
   Investment in Marathon Capital, LLC..........................................                 -                 (76,000)
   Deferred financing and acquisition costs.....................................            1,386,000              (83,000)
                                                                                            ---------              -------
     Net cash used in investing activities......................................           (4,043,000)            (549,000)
                                                                                            ---------              -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable..................................................              369,000                  -
   Payments of convertible subordinated secured debentures......................              (16,000)                 -
   Payments of long-term debt...................................................             (118,000)             (97,000)
   Proceeds from long-term debt.................................................            1,063,000              309,000
   Redemption of subscription receivable........................................            7,741,000                  -
   Debt issuance costs..........................................................             (120,000)                 -
   Proceeds from exercise of options and warrants...............................            2,959,000            3,282,000
   Advances from joint ventures.................................................                 -                  12,000
   Dividends on preferred stock.................................................             (520,000)            (135,000)
                                                                                           ----------            ---------
     Net cash provided by financing activities..................................           11,358,000            3,371,000
                                                                                           ----------            ---------
NET INCREASE IN CASH............................................................           12,319,000            2,024,000
Cash, restricted cash and equivalents - beginning of period.....................           15,751,000              301,000
                                                                                           ----------            ---------
     CASH, RESTRICTED CASH AND EQUIVALENTS - END OF PERIOD......................         $ 28,070,000         $  2,325,000
                                                                                           ==========            =========
Supplemental disclosure of cash flow information:
   Cash paid for
   interest.......................................................                       $     51,000         $     68,000
                                                                                           ==========            =========
Supplemental schedule of non-cash financing activities:
   Issuance of common stock.....................................................         $  9,630,000
                                                                                           ==========
   Issuance of Series C Preferred Stock.........................................         $  3,000,000
                                                                                           ==========
   Deferred offering costs......................................................         $   (479,000)
                                                                                           ==========
   Liabilities assumed in acquisition of Zapco and Trigen Canada ...............         $119,975,000
                                                                                          ===========
   Stock subscription receivable on option exercised............................                              $  7,741,000
                                                                                                                 =========
   Issuance of Common Stock for investment interest in Marathon Captial, LLC....                              $    962,000
                                                                                                                 =========
   Issuance of Common Stock pursuant to anti-dilution provision.................                                       (*)
                                                                                                                 =========
   Compensation arising from issuance of options to new management team.........                              $  1,313,000
                                                                                                                 =========
   Conversion of Series B Preferred Stock.......................................                                       (*)
                                                                                                                 ==========
(*) Less than $1,000
                        See notes to financial statements


                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                SIX MONTHS ENDED JUNE 30, 2001 AND JULY 31, 2000
                                   (UNAUDITED)


NOTE 1 - BASIS  OF  PRESENTATION

    We changed our fiscal year end from January 31 to December 31 effective December 31, 2000. We have not recast data for the comparative periods as such recasting is not practical. Furthermore, we do not experience significant seasonality in our results of operations and cash flows and such a restatement is not cost justified. Our financial statements compare the calendar period ended June 30, 2001 with the fiscal period ended July 31, 2000. We believe that such a comparison provides a reliable basis for comparing results of operations and cash flows for the respective periods.

    The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and, accordingly, do not include all of the information and footnotes required by accounting principals generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. The results for the three months and six months are not necessarily indicative of results for the full year.

    For further information see "Management's Discussion and Analysis or Plan of Operations", and refer to the consolidated financial statements (including the notes thereto) in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

NOTE 2 - NET  INCOME  (LOSS)  PER  SHARE

    Net Income (Loss) per share has been computed on the basis of the weighted average number of shares outstanding during the periods. In case of (loss), common stock equivalents have not been included in the computation since their inclusion would be anti-dilutive.

NOTE 3 - INCOME TAXES

      The financial statements do not include a provision for current taxes due to further utilization of operating loss carry forwards. The expense recognized in the current period is due to the decrease in the deferred tax asset as a result of the utilization of the operating loss carry forward.

NOTE 4 - ADDITIONAL CAPITAL

    For the six months ended June 30, 2001, 335,250 stock options and 517,547 warrants were exercised, resulting in the receipt of a total of $2,959,000 in cash.

NOTE 5 -  MERGER AND ACQUISITION

   Merger with Zapco

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

     We also issued to Zapco's employees options to acquire an aggregate of 914,000 shares of our common stock at an exercise price of $6.00 per share.

     Approximately $11.5 million of the cash consideration payable to the Zapco stockholders was funded by an affiliate of Cinergy Corp. which, immediately prior to the merger, invested this sum in the entity that effected the merger. As a result of this investment and the merger, we and the Cinergy affiliate are the sole stockholders of Zapco. We own approximately 54.3% of the equity and 80% of the voting power (with exceptions generally for matters outside the course of business) of Zapco and the Cinergy affiliate owns 45.7% of the equity and 20% of the voting power of Zapco. Cinergy's 45.7% interest in Zapco has, accordingly, been reflected as minority interest on the consolidated statement of operations.

   Acquisition of TECC
   -------------------

     On June 11, 2001, USE Canada Acquisition Corp., our indirect wholly owned subsidiary, acquired Trigen Energy Canada Company ("TECC"), a Nova Scotia unlimited liability company. As a result of this acquisition, we own the projects located at Charlottetown, Price Edward Island and London, Ontario. The purchase price was $27,000,000 (Canadian), of which $3,000,000 (Canadian) was paid in cash and the $24,000,000 balance was paid pursuant to a 6.5% promissory note which matures in December 2001. The obligations evidenced by the note are secured by all the shares of TECC. The purchase price is subject to adjustment based on changes in the working capital position of TECC and to give effect to certain capital expenditures made by the seller or its affiliates prior to the closing. During the period this note is outstanding, we have agreed, among other things, that we will operate and maintain the acquired projects in a manner consistent with industry practice, ensure the fulfillment by TECC of its contractual obligations, and that TECC would not incur indebtedness in excess of specified thresholds. We are guaranteeing certain obligations of the acquisition subsidiary under the acquisition agreement excluding any obligation to pay the consideration represented by the promissory note. A subsidiary of Arthur J. Gallagher & Co. has agreed, in consideration for our payment of $150,000 (USD), to guarantee payment of this note.

     We contemplate that the note is to be refinanced by one or more lenders. We are in discussions with potential lenders but have not obtained any final commitments to refinance this obligation, and no assurance can be given that we will be able to refinance this obligation. If we are unable to refinance the note by December 2001, Arthur J. Gallagher & Co. has agreed to lend USE Canada Acquisition Corp. ("USE Canada") $10 million (USD), which sum, together with such other funds required to pay all amounts due under the $24 million (Canadian) note, is to be applied to the payment of the note. This loan would bear interest at the rate of 9% per annum (payable annually) and the principal amount thereof is to be paid annually from the acquired projects net after-tax cash flow (as defined in the Standby Payment Agreement) less certain deductions. This loan may be prepaid without premium or penalty. In consideration for making this loan, and in addition to the required payments of principal and interest, we will be required to pay Arthur J. Gallagher & Co. the following fees:

     After this loan has been paid off in its entirety, an annual residual fee (the "Residual Fee") equal to (i) 1.5% of the net after-tax cash flow from the projects for each such calendar year acquired plus (ii) 1.5% of the net after-tax cash flow from the projects for such calendar year (or fraction thereof) multiplied by the number of years that the loan remained outstanding, though in no event is the Residual Fee to exceed ten percent of the net after-tax cash flow from the projects for any such calendar year.

     The principal amount on this loan and the Additional Fee may be paid at our option through the issuance of our common stock. If we and Arthur J. Gallagher agree, 50% of the Residual Fee may be paid in shares of our common stock.

     The following pro forma combined consolidated statement of operations is provided as if the Zapco merger and the TECC acquisition had taken place at January 1, 2001.

                       U. S. Energy Systems, Inc. and Subsidiaries
                 Pro Forma Combined Consolidated Statement of Operations
                          For the Six Months Ended June 30, 2001

                                                                               U. S.
                                                                               Energy
                                      U. S. Energy      Zapco          TECC        Pro Forma
                                      --------------- ----------- -------------- -------------

Revenues..........................$   8,937,000   $  15,147,000   $   5,348,000  $  29,432,000
Operating expenses................    6,712,000       8,861,000       4,184,000     19,757,000
                                      ---------      ----------       ---------     ----------
Earnings before interest, taxes,
  depreciation and amortization
  and minority interest ..........    2,225,000       6,286,000       1,164,000      9,675,000

Interest income (expense).........      352,000      (2,678,000)       (348,000)    (2,674,000)
Depreciation and amortization.....     (572,000)     (1,702,000)       (635,000)    (2,909,000)
Other income......................            -               -          31,000         31,000
Income tax benefit................            -       1,661,000         (62,000)     1,599,000
                                      ---------       ---------         --------     ---------
Net income (loss) after taxes.....    2,005,000       3,567,000         150,000      5,722,000

Minority interest ................            -      (1,641,000)              -     (1,641,000)
Dividends on preferred stock......     (520,000)              -               -       (520,000)
                                      ---------       ---------         --------     ---------
Net income (loss) applicable to
  common stock....................    1,485,000       1,926,000         150,000      3,561,000
                                      =========       =========         ========     =========
Income per share of common stock
  - basic.........................                                               $        0.37
Income per share of common stock                                                     =========
  - diluted.......................                                               $        0.23
                                                                                     =========
Weighted average number of common shares outstanding - basic (1)..
                                                                                     9,702,630
Weighted average number of common                                                    =========
  shares outstanding  - diluted
  (1).............................                                                  17,212,236
     __________________                                                             ==========
     Notes to Pro Forma Statements of Operations Relating to Zapco and TECC
     (1) Assume 1,800,000 shares of common stock issued in the Zapco merger as of January 1, 2001.


Item 2 - Management's Discussion and Analysis or Plan of Operation

Results of Operations

Three Months and Six Months Ended June 30, 2001 Compared to Three Months and Six Months Ended July 31, 2000


    Revenues for the three and six month periods were as follows:


                                                Three Months Ended                   Six Months Ended
                                                ------------------                   -----------------
                                            June 30, 2001   July 31, 2000        June 30, 2001   July 31, 2000
                                            -------------   --------------        -------------   -------------
    Energy Division...................     $   11,089,000   $    966,000         $ 15,293,000     $  1,341,000
    Environmental Division............          1,311,000      1,188,000            2,371,000        1,921,000
                                               ----------      ---------           ----------        ---------
                                           $   12,400,000   $  2,154,000         $ 17,664,000     $  3,262,000
                                               ==========      =========           ==========        =========


    Total revenues increased by $10,246,000 or 475% in the three months ended June 30, 2001 ("Second Quarter 2001") as compared to the three months ended July 31, 2000 ("Second Quarter 2000"), and $14,402,000 or 441% for the six months ended June 30, 2001 ("Six Months 2001") as compared to the six months ended July 31, 2000 ("Six Months 2000"). Energy Division revenues increased by $10,123,000 or 1,047% during Second Quarter 2001 and $13,952,000 or 1,040% for Six Months 2001 as compared to Second Quarter 2000 and Six Months 2000 respectively, due to the inclusion of Zapco and TECC for part of the current periods, and to high electricity prices in the West. No assurance can be given that prices for electricity will remain at high levels and if such prices decrease, our revenues and profit will also decrease. Environmental Division revenues increased by $123,000 or 10% during Second Quarter 2001 and $450,000 or 23% during Six Months 2001 as compared to Second Quarter 2000 and Six Months 2000 respectively, as a result of expanded operations.

    Operating expenses, costs related to the production of revenues, increased 357%, or approximately $3,576,000 in Second Quarter 2001 and 283% or approximately $5,066,000 for Six Months 2001 as compared to Second Quarter 2000 and Six Months 2000, respectively. The following table provides a breakdown of the Company's operating expenses.


                                                Three Months Ended                   Six Months Ended
                                                ------------------                  -----------------
                                          June 30, 2001   July 31, 2000        June 30, 2001   July 31, 2000
                                          -------------   -------------        -------------   -------------
    Energy Division...................    $  3,706,000    $   284,000          $ 5,228,000      $   516,000
    Environmental Division............         872,000        718,000            1,628,000        1,274,000
                                             ---------      ---------            ---------        ---------
                                          $  4,578,000    $ 1,002,000          $ 6,856,000      $ 1,790,000
                                             =========      =========            =========        =========

    Operating expenses for the Energy Division, including royalties, increased $3,422,000 or 1,203% for Second Quarter 2001 over Second Quarter 2000, and $4,712,000 or 913% for Six Months 2001 as compared to Second Quarter 2000 and Six Months 2000 respectively, due to increased royalties and to the inclusion of Zapco and TECC since their respective acquisitions in the current periods.

    The expansion of operations of the Environmental Division, including start-up costs for new locations, caused an increase in operating expenses of $154,000 or 22% for Second Quarter 2001 and $354,000 or 28% for Six Months 2001 as compared to Second Quarter 2000 and Six Months 2000, respectively.

    General and administrative expenses, which include development efforts, increased in Second Quarter 2001 over 2000 and in Six Months 2001 over 2000 by $172,000 or 23% and $766,000 or 63%, respectively, due to increased costs of new developments and increases in staff and levels of compensation.

    The components of general and administrative expenses for the three and six month periods are as follows:



                                            Three Months Ended              Six Months Ended
                                         ------------------------        ------------------------
                                          June 30,      July 31,           June 30,      July 31,
                                            2001          2000               2001          2000
                                          ----------    ----------        ----------    ----------
    Salaries and consulting...........  $  455,000    $  314,000       $   842,000   $   521,000
    Legal and professional............     140,000       159,000           327,000       218,000
    Insurance.........................     115,000        42,000           206,000        79,000
    Corporate expenses................     136,000        63,000           231,000        98,000
    Other.............................      89,000       185,000           367,000       291,000
                                           -------       -------         ---------     ---------
       Total..........................  $  935,000    $  763,000       $ 1,973,000   $ 1,207,000
                                           =======       =======         =========     =========


    Depreciation expense, which includes amortization of goodwill, increased to $981,000 and $1,184,000 for the three and six month periods ending June 30, 2001, respectively, compared to $173,000 and $338,000 respectively, for the three and six month periods ending July 31, 2000. This is primarily due to increased investment in depreciable assets and the fact that the amounts for the current quarter includes Zapco and TECC since their acquisition.

    Losses (gains) from Joint Ventures are detailed as follows:

                                                      Three Months Ended                  Six Months Ended
                                                   --------------------------          ------------------------
                                                     June 30,        July 31,            June           July
                                                      2001            2000              30, 2001       31, 2000
                                                   ----------      ----------          ---------      ---------

    Lehi Independent Power Associates, L.C.....            *      $    16,000                  *     $   30,000
    Plymouth Cogeneration Limited Partnership..   $    5,000          (11,000)        $    4,000         14,000
    Castlebridge Partners, LLC.................       25,000                -             40,000              -
                                                      ------           -------            ------         -------
                                                  $   30,000      $     5,000         $   44,000     $   44,000
                                                      ======           =======            ======         ======

         * Less than $1,000.

    Interest income for the three and six month periods ended June 30, 2001 as compared to the same periods ended July 31, 2000 increased by $102,000 and $348,000 respectively. This is due primarily to interest earned on higher cash balances.

    Interest expense for the three and six month periods ended June 30, 2001 increased by $1,029,000 and $1,018,000 when compared to the same periods ended July 31, 2000. This is due primarily to the interest costs incurred by Zapco and TECC since their acquisition, amounting to $976,000 and $54,000 respectively.

    There were no non-recurring costs in the periods ended June 30, 2001, while the results for the periods ended July 31, 2000 reflect one-time charges of $1,313,000 and $581,000. As part of the installation of a new management and development team, non-qualified options were issued to certain of our employees. As of the issue dates, market price of certain of such options exceeded the exercise price, resulting in the non-cash charge of $1,313,000, shown as compensation arising from issuance of options. At the same time, we also provided a total of $581,000 for estimated severance and other costs associated with the repositioning of the Company.

    Dividends paid on preferred stock for the three and six months ended June 30, 2001 totaled $284,000 and $520,000, respectively, compared to $67,000 and $135,000 in the like periods ended July 31, 2000. The increase was due primarily to the additional investment in Series A Preferred Stock of $7,750,000 in July 2000. These dividends were accrued on a regular basis. In the previous year, an option to acquire additional shares of Series A Convertible Preferred Stock for $7,750,000 was exercised. Under the requirements of Emerging Issues Task Force Memo No. 98.5, the difference between the conversion price of the Preferred Stock and the market price of the common stock at the day of exercise is treated as a non-cash dividend, which was shown on the Consolidated Statements of Operations for the three and six month periods ended July 31, 2000 as a dividend on beneficial conversion of Preferred Stock.

Liquidity and Capital Resources

    The consolidation of Zapco and TECC into our balance sheet resulted in an increase in our cash balance of $10,316,000. At June 30, 2001, cash totaled approximately $28,000,000, of which approximately $16,000,000 was unrestricted, as compared to $5,400,000 of unrestricted cash at December 31, 2000. In connection with notes payable, the lender required certain Zapco subsidiaries to establish and maintain various restricted cash accounts, which, at June 30, 2001 amounted to approximately $12,000,000.

    During the six months ended June 30, 2001, cash flow of $11,358,000 from financing activities and $5,004,000 from operating activities, was used to fund $4,043,000 of investing activities, and provided the increase in cash. Major financing activities resulting in cash increases were the receipt of $7,741,000 in full payment for the subscription note receivable and $2,959,000 proceeds from the exercise of options and warrants. In addition, Zapco received $1,063,000 proceeds from long term debt. In the six months ended July 31, 2000, cash flow from financing activities totaled $3,371,000, almost all of which was from the exercise of options and warrants.

    Cash flow from operating activities in the six months ended June 30, 2001 were primarily from the net income of $4,294,000 as compared to a loss of $2,021,000 in the six months ended July 31, 2000.

    We used $2,277,000 cash in acquiring TECC, and $1,010,000 cash in acquiring Zapco. We also used $576,000 in acquiring additional equipment in the 2001 period as compared to $388,000 in the six months of the earlier year.

    Our consolidated working capital, including restricted cash, increased to $7,970,000 at June 30, 2001 from $6,973,000 at December 31, 2000.

    See "Acquisition of TECC" included in Note 5 to our financial statements which describes the indebtedness incurred in this acquisition and our plans with respect to the refinancing of same.

    It should be noted that Zapco's ability to distribute funds will be limited by financing arrangements it or its subsidiaries have completed. Further, our stockholders agreement with Cinergy Energy Solutions, Inc. provides that Zapco will distribute to its shareholders (i.e. ourselves and Cinergy Energy Solutions) dividends at the highest level permitted by applicable law, consistent with prudent business practices. Finally, if our plan of recapitalization becomes effective, we will be required to set apart approximately $1.6 million to ensure the payment of dividends on certain series of our preferred stock. To the extent that Zapco is resticted from making distributions by its financing arrangements, Zapco distributes dividends to Cinergy Energy Solutions or US Energy sets apart funds to ensure the payment of dividends on our preferred stock, these funds will not be available for us in our business.

    We believe that our cash position and projected cash flow from operations are sufficient to satisfy our commitments for the next twelve months.


Cautionary Statement Relating to Forward Looking Statements

    This Form 10-QSB contains certain "forward looking statements" which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance and the Company's operations, performance, financial condition, growth and strategies. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify certain forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors which are noted herein, including but not limited to the potential impact of competition, changes in local or regional economic conditions, the ability of the Company to continue its growth strategy, dependence on management and key personnel, supervision and regulation issues and the ability to find financing on terms suitable to the company. For information regarding the risks facing the Company, please see the information included under the caption "Risk Factors" in U. S. Energy's Post Effective Amendment No. 4 to Registration Statement on Form SB-2 filed with the SEC on May 23, 2001.


                           PART II - OTHER INFORMATION

Item 2 - Changes in Securities


    Merger with Zapco

         In connection with our merger with Zapco, we issued to Zapco stockholders 1,800,000 shares of our common stock, 100,000 shares of our Series C Convertible Preferred Stock (currently convertible into an aggregate of 500,000 shares of common stock, subject to adjustment, and our five year Series C Warrants to acquire an aggregate of 366,666 shares at an exercise price of $6.00 per share. Such securities were issued to approximately 33 Zapco stockholders, of which approximately 21 of such stockholders were accredited investors. The issuance of such securities was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Rule 506 promulgated thereunder.


    ZFC Royalty Partners

         In connection with our acquisition of limited partnership interests of ZFC Royalty Partners, a Connecticut Limited Partnership, we issued an aggregate of 171,582 shares of our common stock. These securities were issued to approximately eleven accredited investors. The issuance of such shares was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Rule 506 promulgated thereunder.


    Gaines, Berland

    Pursuant to the underwriting agreement we entered into in 1996 with Gaines, Berland, it was entitled to a warrant solicitation fee of five percent of the exercise price of our publicly traded warrants if it solicited the exercise of our publicly traded warrants and the other conditions specified in the underwriting agreement were satisfied. Because it intends to continue to make a market in our securities, Gaines, Berland waived its right to act as our warrant solicitation agent and has agreed to assign such right to another broker-dealer at our request.

    Gaines, Berland or its assignees was entitled to exercise on a cashless basis its purchase option issued to it in connection with the 1996 underwriting agreement to acquire 310,000 warrants. These warrants entitled the holders thereof to acquire up to 310,000 shares of our common stock at an exercise price of $5.00 per share. In lieu of the exercise of the purchase option to acquire these warrants and the exercise of such warrants, we have issued to Gaines, Berland and its designees an aggregate of 88,571 shares of our common stock. As a result, the proceeds that we would have received from Gaines, Berland if the warrant and purchase option had been exercised for cash is reduced by approximately $1.6 million.


Item 5 - Other Events

    During the last three months we have expanded into Europe, with an office in Italy. To this date there have been no significant operations in this area.

    On June 29, 2001, USE Geothermal LLC (of which USE owns approximately 90% of the issued and outstanding membership interests) merged with and into USE GEO Acquisition LLC, an indirect subsidiary of Marathon Capital LLC (of which USE owns approximately 31% of the issued and outstanding membership interest). As consideration for the merger, members of USE Geothermal LLC received Class B Interests in USE GEO Acquisition LLC. Such Class B Interests have an aggregate face amount equal to approximately $2.25 million, accrue a 5% per annum yield, have a distribution and liquidation preference over the Class A Interest and under certain circumstances are convertible into Class A Interests based on a formula predicated on the value of the USE GEO Acquisition LLC at the time of such conversion.




Item 6 - Exhibits and Reports on Form 8-K


(a)      Exhibits

                  2.1 Merger Agreement by and between the Company, AES Merger Corp., American Enviro-Services, Inc., and the Shareholders of American Enviro-Services, Dated as oF August 4, 1997(4)

                  2.2 Subscription Agreement dated as of August 23, 2000, by and among U.S. Energy System Castlebridge, LLC ("USE Sub"), Kemper-Castlebridge, Inc., ("KC"), GKM II Corporation ("GKM") and Castlebridge Partners, LLC ("Castlebridge") (9)

                  2.3 Agreement and Plan of Reorganization and Merger dated as of November 28, 2000, by and among U.S. Energy Systems, Inc. ("US Energy"), USE Acquisition Corp. ("USE Acquisition Corp."), and Zahren Alternative Power Corp. ("Zapco") (without schedules or exhibits) (the "Merger Agreement"). (11)

                  2.4 Amendment No 1 dated December 11, 2000 to the Merger Agreement(11)

                  2.5 Amendment No. 2 dated December 19, 2000 to the Merger Agreement(15)

                  2.6 Amendment No. 3 dated January 19, 2001 to the Merger Agreement(15)

                  2.7 Amendment No. 4 dated February 23, 2001 to the Merger Agreement(15)

                  2.8 Amendment No. 5 dated April 30, 2001 to the Merger Agreement(16)

                  2.9 Stock Purchase Agreement dated as of June 11, 2001 by and between USE Canada Acquisition Corp. and Trigen-Canada Company LLC(17)

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

                  10.42 Limited Recourse Promissory Note dated July 31, 2000 issued by Energy Systems Investors, L.L.C. in favor of the Company (10)

                  10.43 Stockholders' and Voting Agreement dated as of November 28, 2000 by and among AJG Financial Services, Inc., Bernard Zahren, Environmental Opportunities Fund, Environmental Opportunities Fund/Cayman, Finova Mezzanine Capital Corp., Frederic Rose, M & R Associates, Martin F. Laughlin, Michael J. Carolan and Richard J. Augustine (collectively, the "Zapco Stockholders"), US Energy, Cinergy Solutions, Inc. ("Cinergy Solutions")and certain stockholders of US Energy. (11)

                  10.44 Termination Fee Agreement dated as of November 28, 2000 by and among US Energy, Zapco and Cinergy Energy Solutions, Inc. ("Cinergy Energy"). (11)

                  10.45 Indemnification Agreement dated as of November 28, 2000 by and among the Zapco Stockholders, Zapco, US Energy, USE Acquisition Corp. and Cinergy Energy. (11)

                  10.46 Escrow Agreement dated November 28, 2000 by and among the Zapco Stockholders, Zapco, US Energy, USE Acquisition Corp., Cinergy Energy and Tannenbaum Helpern Syracuse & Hirschtritt LLP as Escrow Agent.
                          (11)

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

                  10.58   2000 Executive Bonus Plan(13)

                  10.59 Stock Option Agreement between the Company and Lawrence Schneider with respect to 1,000,000 shares of Common Stock(13)

                  10.60 Stock Option Agreement between the Company and Goran Mornhed with respect to 187,500 shares of Common Stock.(13)

                  10.61 Stock Option Agreement between the Company and Goran Mornhed with respect to 562,500 shares of Common Stock(13)

                 10.62 Standby Payment Agreement dated as of June 11, 2001 by and amon U. S. Energy Systems, Inc., USE Canada Acquisition Corp. and
                          AJG Financial Services, Inc.(17)

                 10.63 Promissory Note dated June 11, 2001 made by USE Canada Acquisition Corp. in favor of Trigen - Canada Company LLC(17)

                 10.64 Guaranty made as of June 11, 2001 by USE Energy Systems, Inc. in favor of Trigen - Canada Company LLC and the other person identified therein.(17)

                  99.2 Second Amended and Restated Operating Agreement dated as of August 23, 2000 by and between USE Sub, KC, GKM and Castlebridge. (12)

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

                   (15) Incorporated by reference to the Company's Report on
                        Form 10-KSB for the period ended December 31, 2000.
                   (16) Incorporated by reference to the Company's Post-
                        Effective Amendment to Registration Statement on Form Series SB-2 filed on May 14, 2001
                   (17) Incorporated by reference to the Company's Current
                        Report on Form 8-K dated June 11, 2001.


         (b) Reports on Form 8-K

                  During the quarter ended June 30, 2001, U. S. Energy Systems, Inc. filed one report on Form 8-K dated June 11, 2001, disclosing, under Item 2, the acquisition of TECC. No financial statements were filed with such report.



                                   SIGNATURES


    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this quarterly report on Form 10-QSB to be signed on its behalf by the undersigned duly authorized.


Dated: August 15, 2001

U. S. ENERGY SYSTEMS, INC.


By:      /s/ Lawrence I. Schneider
             --------------------
             Lawrence I. Schneider
             Chairman of the Board
            (Principal Executive Officer)


By:      /s/ Robert C. Benson
             ----------------
             Robert C. Benson
             Chief Financial Officer
            (Principal Accounting and Financial Officer)