Form 10QSB
period 2001-09-30
U S ENERGY SYSTEMS INC
filed 2001-11-14
CIK 351917

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2001

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

                                      Yes  [X]          No  [  ]

    State the number of shares outstanding of each of issuer's classes of common equity, as of November 1, 2001:

                Title of Class                   Number of Shares
                --------------                   ----------------
                 Common Stock                       10,834,981

    Transitional Small Business Disclosure Format (check one): Yes [  ]  No  [X]


================================================================================


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements


                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                      September 30,   December 31,
                                                                                                          2001           2000
                                                                                                      -------------    ----------
                                                                                                      (unaudited)      (audited)
ASSETS
Current assets:
   Cash...........................................................................................  $ 13,201,000   $  5,435,000
   Restricted cash................................................................................    11,979,000           -
   Accounts receivable (less allowance for doubtful accounts $498,000 and $15,000, respectively)..     9,694,000      2,860,000
   Notes and interest receivable, current portion.................................................       382,000           -
   Deferred tax asset, current portion............................................................     3,120,000           -
   Other current assets...........................................................................     1,867,000        825,000
                                                                                                      ----------      ---------
     Total current assets.........................................................................    40,243,000      9,120,000

Property, plant and equipment, net................................................................    74,989,000      5,965,000
Construction in progress..........................................................................     7,651,000           -
Project development costs.........................................................................       662,000           -
Notes receivable, less current portion............................................................    18,006,000      1,754,000
Accrued interest receivable.......................................................................          -           459,000
Investments.......................................................................................     8,939,000      5,394,000
Debt issuance costs, net of accumulated amortization..............................................     2,957,000           -
Deferred costs....................................................................................     1,218,000      1,232,000
Goodwill, net.....................................................................................    17,419,000      1,678,000
Deferred tax asset................................................................................     9,960,000      1,200,000
Other assets......................................................................................     1,406,000        223,000
                                                                                                     -----------     ----------
                                                                                                    $183,450,000   $ 27,025,000
                                                                                                     ===========     ==========
LIABILITIES
Current liabilities:
   Current portion of long-term debt..............................................................  $  1,086,000   $    220,000
   Notes payable - other..........................................................................       161,000        300,000
   Notes payable - power generation equipment, current portion....................................     8,824,000           -
   Accounts payable and accrued expenses..........................................................     8,672,000      1,627,000
   Deferred revenue, current portion..............................................................     1,171,000           -
                                                                                                      ----------      ----------
     Total current liabilities....................................................................    19,914,000      2,147,000
                                                                                                      ----------      ----------
Long-term debt, less current portion..............................................................    34,025,000        537,000
Notes payable - power generation equipment, less current portion..................................    47,489,000           -
Deferred revenue, less current portion............................................................     7,716,000           -
Illinois subsidy liability........................................................................     7,027,000           -
Convertible subordinated secured debentures.......................................................       186,000        202,000
Advances from joint ventures......................................................................       102,000        102,000
                                                                                                     -----------      ---------
     Total long-term liabilities..................................................................    96,545,000        841,000
                                                                                                     -----------      ----------
     Total liabilities............................................................................   116,459,000      2,988,000
                                                                                                     -----------      ----------
Minority interests................................................................................    14,938,000        559,000
                                                                                                     -----------      ----------
Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, authorized 10,000,000 shares:
   Series A, cumulative, convertible, issued and outstanding 1,138,888 shares (liquidation value
   of $10,396,580)................................................................................        11,000         11,000
   Series B, cumulative, convertible, issued and outstanding 366 shares...........................          -              -
   Series C, cumulative, convertible, issued and outstanding 100,000 shares (liquidation value of
   $3,070,500)....................................................................................         1,000           -
Common stock, $.01 par value, authorized 50,000,000 shares; issued 10,932,581 shares and 7,695,558
  shares, respectively............................................................................       109,000         77,000
Treasury stock, 88,400 and 7,600 shares of common stock at cost, respectively.....................      (385,000)       (15,000)
Stock subscription receivable.....................................................................          -        (7,741,000)
Additional paid-in capital........................................................................    60,762,000     45,484,000
Accumulated deficit...............................................................................    (8,716,000)   (14,338,000)
Accumulated comprehensive income..................................................................       271,000           -
                                                                                                     -----------     ----------
     Total stockholders' equity...................................................................    52,053,000     23,478,000
                                                                                                     ------------    ----------
                                                                                                    $183,450,000   $ 27,025,000
                                                                                                     ============    ==========

                        See notes to financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended                        Nine Months Ended
                                                   September 30,    October 31,           September 30,       October 31,
                                                      2001             2000                   2001               2000
                                                   ------------     -----------           --------------      -----------

Revenues.......................................    $10,263,000      $ 2,115,000             $27,931,000       $ 5,377,000
Costs and expenses:                                 ----------        ---------              ----------         ---------
    Operating expenses.........................      5,031,000          863,000              12,009,000         2,869,000
    General and administrative expenses........        644,000          596,000               2,495,000         1,587,000
    Depreciation and amortization..............      1,784,000          174,000               2,979,000           512,000
    (Gain) loss from joint ventures............        (15,000)        (173,000)                 25,000          (129,000)
                                                    ----------        ---------              ----------         ---------
         Total costs and expenses..............      7,444,000        1,460,000              17,508,000         4,839,000
                                                    ----------        ---------              ----------         ---------
Income from operations.........................      2,819,000          655,000              10,423,000           538,000

Interest income................................        306,000          246,000                 710,000           301,000

Interest expense...............................     (1,776,000)         (26,000)             (2,856,000)          (89,000)

Minority interest..............................       (456,000)               -              (2,335,000)                -
                                                    ----------          --------              ---------           --------
Income before non-recurring items and taxes....    $   893,000      $   875,000             $ 5,942,000       $   750,000
                                                    ==========          ========              =========           ========
Compensation arising from issuance of options to
   new management team.........................              -                -                       -         1,313,000
Provision for severance and repositioning of the
   Company.....................................              -                -                       -           581,000

Litigation settlement costs....................              -                -                       -             2,000
                                                    ----------          --------             ----------         ---------
Income (loss) before taxes.....................        893,000          875,000              5,942,000         (1,146,000)


Income tax provision...........................        436,000                -               (320,000)                 -
                                                     ---------          --------             ----------          ---------

NET INCOME (LOSS)..............................    $ 1,329,000      $   875,000             $5,622,000        $(1,146,000)
                                                    ==========          ========             ==========         =========

Dividends on preferred stock...................       (307,000)        (242,000)              (826,000)          (377,000)

Dividends on beneficial conversion of preferred
   stock.......................................              -                -                      -         (7,750,000)
                                                     ---------          --------             ---------          ---------
INCOME (LOSS) APPLICABLE TO COMMON STOCK.......     $1,022,000      $   633,000             $4,796,000        $(9,273,000)
                                                     =========          ========             ==========         =========


INCOME (LOSS) PER SHARE OF COMMON STOCK:
    Income (loss) per share of common stock -
basic..........................................     $     0.10      $      0.09             $     0.52       $      (1.46)
    Income (loss) per share of common stock -         =========         ========              =========         ==========
diluted........................................     $     0.07      $      0.05             $     0.33       $      (1.46)
                                                      =========         ========              =========         ==========
Weighted average number of common shares
   outstanding - basic.........................      10,627,731       7,082,039              9,152,193           6,360,615
Weighted average number of common shares             ==========       ==========             ==========         ==========
   outstanding - diluted.......................      17,980,181      14,809,249             16,504,643          11,799,913
                                                     ==========      ===========            ===========         ==========
OTHER COMPREHENSIVE INCOME, NET OF TAX:
    Net income (loss)..........................      $1,329,000     $   875,000             $5,622,000        $(1,146,000)


    Gain on foreign currency translation.......         257,000               -                271,000                 -
                                                      ---------      ----------              -----------        ---------
     Total comprehensive income................      $1,586,000       $ 875,000             $5,893,000        $(1,146,000)
                                                      =========      ===========             ===========        ==========

                        See notes to financial statements

                      U.S. ENERGY SYSTEMS AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      Nine Months Ended September 30, 2001
                                   (Unaudited)

                                                        Preferred Stock    Preferred Stock    Preferred Stock
                                                            Series A          Series B            Series C         Treasury Stock
                                                        -----------------  ----------------  ------------------- -------------------
                                                        Number             Number            Number              Number
                                                         of                of                of                    of
                                                        Shares   Amount    Shares   Amount   Shares    Amount    Shares     Amount
                                                        -------- --------  -------  -------  -------- ---------- --------  ---------
               BALANCE - DECEMBER 31, 2000..........   1,138,888 $11,000    398                                  (7,600)   $(15,000)
               Shares issued for exercised options
               and warrants.........................
               Redeemed subscription receivable.....
               Deferred offering costs..............
               Issuance of Series C Preferred Stock.                                         100,000  $ 1,000
               Issuance of common stock.............
               Conversion of Series B Preferred Stock                       (32)
               Purchase of treasury stock...........                                                            (80,800)  (370,000)
               Comprehensive income.................
               Net income for the nine months ended
                  September 30, 2001................
               Dividends on Preferred Stock:
                  Series A..........................
                  Series B..........................
                  Series C..........................
                                                        -------- --------  ------           -------- ---------- --------  ---------
               BALANCE - SEPTEMBER 30, 2001.........    1,138,888 $11,000   366    (*)       100,000  $ 1,000   (88,400)  $(385,000)
                                                        ======== ========  ======           ======== ========== ========  =========



                (Continued)


                                                                       Common Stock
                                                                    --------------------
                                                                     Number              Additional    Accumulated
                                                        Subscription   of                  Paid-in     Comprehensive
                                                        Receivable   Shares     Amount     Capital        Income
                                                        ----------  ---------  --------- ------------  -------------
               BALANCE - DECEMBER 31, 2000..........    $(7,741,00) 7,695,558  $ 77,000  $45,484,000
                                                                    1,150,576    12,000    3,974,000
               Shares issued for exercised options
               and warrants.........................
               Redeemed subscription receivable.....     7,741,000
               Deferred offering costs..............                                        (479,000)
               Issuance of Series C Preferred Stock.                                       2,999,000
               Issuance of common stock.............                2,077,670    20,000    9,610,000
               Conversion of Series B Preferred Stock                   8,777
               Purchase of treasury stock...........
               Comprehensive income.................                                                   $ 271,000
               Net income for the nine months ended
                  September 30, 2001................
               Dividends on Preferred Stock:
                  Series A..........................                                        (682,000)
                  Series B..........................                                         (30,000)
                  Series C..........................                                        (114,000)
                                                        ---------- ----------  --------- ------------  -------------
               BALANCE - SEPTEMBER 30, 2001.........    $        - 10,932,581  $109,000  $60,762,000   $  271,000
                                                        ========== ==========  ========= ============  =============

                        See notes to financial statements




                                                        Accumulated
                                                        Deficit       Total
                                                        -----------   ------------
               BALANCE - DECEMBER 31, 2000..........   $(14,338,000)  $ 23,478,000
               Shares issued for exercised options
                  and warrants......................                     3,986,000
               Redeemed subscription receivable.....                     7,741,000
               Deferred offering costs..............                      (479,000)
               Issuance of Series C Preferred Stock.                     3,000,000
               Issuance of common stock.............                     9,630,000
               Conversion of Series B Preferred Stock
               Purchase of treasury stock...........                      (370,000)
               Comprehensive income.................                       271,000
               Net income for the nine months ended
                  September 30, 2001................     5,622,000       5,622,000
               Dividends on Preferred Stock:
                  Series A..........................                      (682,000)
                  Series B..........................                       (30,000)
                  Series C..........................                      (114,000)
                                                         ----------   ------------
               BALANCE - SEPTEMBER 30, 2001.........    $(8,716,000)  $ 52,053,000
                                                         ==========    ===========

              (*) Less than $1,000

                       See notes to financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                               Nine Months Ended,
                                                                                          September 30,      October 31,
                                                                                             2001               2000
                                                                                          -------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)............................................................          $ 5,622,000          $ (1,146,000)
   Adjustments to reconcile net income (loss) to net cash provided by (used in)
   operating activities:
       Depreciation and amortization............................................            2,979,000               512,000
       Minority interest........................................................            2,335,000                     -
       Realized gain on installment sales.......................................           (1,715,000)                    -
       Deferred taxes...........................................................           (2,603,000)                    -
       Equity in loss of joint ventures.........................................               25,000               105,000
       Write-down of assets.....................................................                    -                56,000
       Compensation arising from granting stock options.........................                    -             1,313,000
       Cash acquired in mergers.................................................           10,316,000                     -
       Changes in:
         Accounts and notes receivable, trade...................................            2,395,000              (580,000)
         Project development costs..............................................             (132,000)                    -
         Other current assets...................................................              431,000              (312,000)
         Other assets...........................................................             (343,000)             (485,000)
         Accounts payable and accrued expenses..................................           (6,249,000)              198,000
         Litigation settlement payable..........................................                    -              (900,000)
         Life insurance proceeds, net of costs and expenses.....................                    -               995,000
         Deferred revenue.......................................................             (688,000)                    -
         Illinois subsidy liability.............................................            1,379,000                     -
                                                                                           ----------               --------
     Net cash provided by (used in) operating activities........................           13,752,000              (244,000)
                                                                                           ----------               --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of equipment and leasehold improvements..........................           (1,075,000)             (579,000)
   Construction in progress.....................................................           (1,656,000)                    -
   Acquisition of . U. S. Energy Biogas Corp....................................             (973,000)                    -
   Acquisition of USE Canada Energy Corp........................................           (2,779,000)                    -
   Loans to Reno Energy, LLC....................................................                    -                (2,000)
   Investment in Marathon Capital, LLC..........................................              (15,000)              (76,000)
   Investment in Castlebridge Partners, LLC.....................................                                   (181,000)
   Deferred financing and acquisition costs.....................................              398,000              (230,000)
                                                                                            ---------             ---------
     Net cash used in investing activities......................................           (6,100,000)           (1,068,000)
                                                                                            ---------             ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable..................................................              369,000               (18,000)
   Payments of convertible subordinated secured debentures......................              (16,000)                    -
   Payments of long-term debt...................................................              (24,000)             (155,000)
   Proceeds from long-term debt.................................................            1,289,000               309,000
   Redemption of subscription receivable........................................            7,741,000                     -
   Debt issuance costs..........................................................              (56,000)                    -
   Proceeds from sale of common stock...........................................                    -             3,500,000
   Proceeds from exercise of options and warrants...............................            3,986,000             3,304,000
   Purchase of treasury stock...................................................             (370,000)                    -
   Advances from joint ventures.................................................                    -                12,000
   Dividends on preferred stock.................................................             (826,000)             (377,000)
                                                                                           ----------             ---------
     Net cash provided by financing activities..................................           12,093,000             6,575,000
                                                                                           ----------             ---------
NET INCREASE IN CASH............................................................           19,745,000             5,263,000
Cash, restricted cash and equivalents - beginning of period.....................            5,435,000               301,000
                                                                                           ----------             ---------
     CASH, RESTRICTED CASH AND EQUIVALENTS - END OF PERIOD......................          $25,180,000          $  5,564,000
                                                                                           ==========             =========
                       See notes to financial statements.

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, (Continued)
                                   (Unaudited)

                                                                                                Nine Months Ended,
                                                                                           September 30,      October 31,
                                                                                              2001                2000
                                                                                           -------------      -----------

Supplemental disclosure of cash flow information:
   Cash paid for
   interest.......................................................                        $ 2,426,000          $    94,000
                                                                                            =========            =========

Supplemental schedule of non-cash financing activities:
   Issuance of common stock.....................................................          $ 9,630,000
                                                                                            =========
   Issuance of Series C Preferred Stock.........................................          $ 3,000,000
                                                                                            =========
   Deferred offering costs......................................................          $  (479,000)
                                                                                            =========
   Assumption of existing non-recourse debt in the acquisition of U. S. Energy
   Biogas Corp..................................................................          $73,621,000
                                                                                           ==========
   Other liabilities assumed in the acquisition of U. S. Energy Biogas Corp. and
    USE Canada Energy Corp......................................................          $30,540,000
                                                                                           ==========
   Additional debt incurred to acquire USE Canada Energy Corp...................          $15,814,000
                                                                                           ==========
   Stock subscription receivable on option exercised............................                               $  7,741,000
                                                                                                                  =========
   Issuance of Common Stock for investment interest in Marathon Captial, LLC....                               $    962,000
                                                                                                                  =========
   Issuance of Common Stock for investment in Castlebridge Partners, LLC........                               $  2,916,000
                                                                                                                  =========
   Issuance of Common Stock pursuant to anti-dilution provision.................                                        (*)
                                                                                                                  =========
   Issuance of Common Stock to estate of former officer.........................                               $    125,000
                                                                                                                  =========
   Compensation arising from issuance of options to new management team.........                               $  1,313,000
                                                                                                                  =========
   Conversion of Series B Preferred Stock.......................................                                        (*)
                                                                                                                  =========


(*) Less than $1,000

                       See notes to financial statements.

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            NINE MONTHS ENDED SEPTEMBER 30, 2001 AND OCTOBER 31, 2000
                                   (UNAUDITED)


NOTE 1 - BASIS  OF  PRESENTATION

    We changed our fiscal year end from January 31 to December 31 effective December 31, 2000. We have not recast data for the comparative periods as such recasting is not practical. Furthermore, we do not experience significant seasonality in our results of operations and cash flows and such a restatement is not cost justified. Our financial statements compare the calendar period ended September 30, 2001 with the fiscal period ended October 31, 2000. We believe that such a comparison provides a reliable basis for comparing results of operations and cash flows for the respective periods.

    The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and, accordingly, do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In our opinion, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. The results for the three months and nine months are not necessarily indicative of results for the full year.

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

NOTE 3 - INCOME TAXES

      The nine-month financial statements reflect a reduced provision for current taxes due to further utilization of operating loss carry forwards. The expense recognized also includes the decrease in the deferred tax asset as a result of the utilization of the operating loss carry forward.

NOTE 4 - ADDITIONAL CAPITAL

    For the nine months ended September 30, 2001, 488,250 stock options and 662,326 warrants were exercised, resulting in the receipt of a total of $3,986,000 in cash.

NOTE 5 - PURCHASE OF TREASURY STOCK

    During September, 2001, we purchased for the treasury 80,800 shares of our common stock on the open market. The total of all such purchases, completed in October, 2001, was 107,100 shares.

NOTE 6 -  MERGER AND ACQUISITION

   Merger with U. S. Energy Biogas Corp.

     On May 11, 2001, we completed our merger with U. S. Energy Biogas Corp. ("Biogas"), formerly Zahren Alternative Power Corporation. Biogas is a developer, owner and operator of landfill gas and cogeneration projects in the United States.

     In the merger, we paid or have issued to Biogas' stockholders the following aggregate merger consideration for their Biogas shares:

        o        $12 million in cash,

        o a contingent cash payment of $800,000 to be paid in November 2002, subject to reduction for claims for indemnification that we may have,

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

     We also issued to Biogas' employees options to acquire an aggregate of 914,000 shares of our common stock at an exercise price of $6.00 per share.

     Approximately $11.5 million of the cash consideration payable to the Biogas stockholders was funded by an affiliate of Cinergy Corp. which, immediately prior to the merger, invested this sum in the entity that effected the merger. As a result of this investment and the merger, we and the Cinergy affiliate are the sole stockholders of Biogas. We own approximately 54.3% of the equity and 80% of the voting power (with exceptions generally for matters outside the course of business) of Biogas and the Cinergy affiliate owns 45.7% of the equity and 20% of the voting power of Biogas. Cinergy's 45.7% interest in Biogas has, accordingly, been reflected as minority interest on the consolidated statement of operations.

   Acquisition of USE Canada Energy Corp.

     On June 11, 2001, USE Canada Acquisition Corp., our indirect wholly owned subsidiary, acquired USE Canada Energy Corp. ("USE Canada"), formerly Trigen Energy Canada Company, a Nova Scotia unlimited liability company. As a result of this acquisition, we own the projects located at Charlottetown, Price Edward Island and London, Ontario. The purchase price was $27,000,000 (Canadian), of which $3,000,000 (Canadian) was paid in cash and the $24,000,000 balance was paid pursuant to a 6.5% promissory note which was to mature in December 2001. The obligations evidenced by the note were secured by all the shares of USE Canada. The purchase price was subject to adjustment based on changes in the working capital position of USE Canada and to give effect to certain capital expenditures made by the seller or its affiliates prior to the closing. As so adjusted in October 2001, the final purchase price was $29,386,872 (Canadian). We were guaranteeing certain obligations of the acquisition subsidiary under the acquisition agreement excluding any obligation to pay the consideration represented by the promissory note until such time as the note was paid. A subsidiary of Arthur J. Gallagher & Co. agreed, in consideration for our payment of $150,000 (USD), to guarantee payment of this note.

     The note referred to above was paid in full when, in mid October, we obtained long-term, non-recourse financing for USE Canada. Toronto-Dominion Bank is the lender in the $17 million (CDN $26 million) financing transaction. This loan, secured by the assets of USE Canada, requires payments of interest only during the first 12 months at a rate of approximately 7.5% fixed by an interest hedge (swap). After the first year the principal is to be amortized for ten years with a balloon payment of $9 million to be paid at maturity, October 15, 2012.

        The following pro forma combined consolidated statement of operations is provided as if the Biogas merger and the USE Canada acquisition had taken place at January 1, 2001.

                   U. S. Energy Systems, Inc. and Subsidiaries
             Pro Forma Combined Consolidated Statement of Operations
                  For the Nine Months Ended September 30, 2001



                                                       U. S. Energy   USE Canada    U. S. Energy
                                        U. S. Energy   Biogas Corp.  Energy Corp.    Pro Forma
                                        ------------   ------------  ------------   -------------

Revenues..........................      $ 10,555,000   $  21,877,000   $ 7,263,000  $  39,695,000
Operating expenses................         8,146,000      11,796,000     5,485,000     25,427,000
                                          ----------      ----------     ---------     ----------
Earnings before  interest,  taxes,
  depreciation,  amortization  and
  minority interest ..............        2,409,000       10,081,000     1,778,000     14,268,000

Interest income (expense).........          625,000       (4,484,000)     (285,000)    (4,144,000)
Depreciation and amortization.....         (787,000)      (3,055,000)     (843,000)    (4,685,000)
Other income......................            1,000                -        31,000         32,000
Income tax benefit (expense)......                -        2,099,000       (64,000)     2,035,000
                                          ---------        ---------       -------      ---------
Net income after taxes............        2,248,000        4,641,000       617,000      7,506,000

Minority interest ................          34,000        (2,131,000)            -     (2,097,000)
Dividends on preferred stock......        (826,000)                -             -       (826,000)
                                         ---------         ---------       -------      ---------
Net  income  applicable  to common
  stock...........................     $ 1,456,000     $   2,510,000    $  617,000   $  4,583,000
                                         =========         =========       =======      =========
Income  per share of common  stock
  - basic.........................                                                   $       0.45
Income  per share of common  stock                                                      =========
  - diluted.......................                                                   $       0.30
                                                                                        =========
Weighted average number of common
   shares outstanding - basic (1)..                                                    10,167,578
                                                                                       ==========
Weighted  average number of common
  shares outstanding - diluted (1)..                                                   17,520,028
                                                                                       ==========

_________________
Notes to Pro Forma Statements of Operations Relating to Biogas and USE Canada

(1) Includes common stock, preferred stock and warrants issued in conjunction with the Biogas merger. Assumed as of January 1, 2001.

Item 2 - Management's Discussion and Analysis or Plan of Operation

Results of Operations

Three Months and Nine Months Ended September 30, 2001 Compared to Three Months and Nine Months Ended October 31, 2000


    Revenues for the three and nine month periods were as follows:


                                              Three Months Ended                    Nine Months Ended
                                          September 30,    October 31,         September 30,    October 31,
                                             2001            2000                2001              2000
                                          -------------    ------------        -------------    -----------

    Energy Division...................    $  9,039,000    $  1,241,000         $ 24,336,000     $  2,583,000
    Environmental Division............       1,224,000         874,000            3,595,000        2,794,000
                                            ----------       ---------           ----------        ---------
                                          $ 10,263,000    $  2,115,000         $ 27,931,000     $  5,377,000
                                            ==========       =========           ==========        =========


    Total revenues increased by $8,148,000 or 385% in the three month period ended September 30, 2001 ("Third Quarter 2001") as compared to the three months ended October 31, 2000 ("Third Quarter 2000"), and $22,554,000 or 419% for the nine months ended September 30, 2001 ("Nine Months 2001") as compared to the nine months ended October 31, 2000 ("Nine Months 2000"). Biogas and USE Canada were acquired in the current year. Biogas is included in our reports for the period since May 1, 2001, and USE Canada is included since its acquisition on June 11, 2001. As a result, when compared to Third Quarter 2000, the Energy Division had a revenue increase in Third Quarter 2001 of $7,798,000 or approximately 628%. In Nine Months 2001, Energy revenues increased by $21,753,000 or 842% as compared to Nine Months 2000. Although these revenues increased significantly, in the 2001 periods reported, they include a recent decrease in rates paid for production at our geothermal operation. We do not anticipate a further decline from the current rates. Environmental Division revenues increased by $350,000 or 40% during Third Quarter 2001 and $801,000 or 29% during Nine Months 2001 as compared to Third Quarter 2000 and Nine Months 2000 respectively, as a result of expanded operations.

    Operating expenses, costs related to the production of revenues, increased 483%, or approximately $4,168,000 in Third Quarter 2001 and 319% or approximately $9,140,000 for Nine Months 2001 as compared to Third Quarter 2000 and Nine Months 2000 respectively. The following table provides a breakdown of the Company's operating expenses.


                                             Three Months Ended                     Nine Months Ended
                                          September 30,    October 31,         September 30,    October 31,
                                               2001            2000                2001            2000
                                          -------------    -----------         -------------    -----------
    Energy Division...................    $ 4,092,000      $  269,000           $ 9,444,000      $ 1,001,000
    Environmental Division............        938,000         594,000             2,565,000        1,868,000
                                            ---------         -------            ----------        ---------
                                          $ 5,031,000      $  863,000           $12,009,000      $ 2,869,000
                                            =========         =======            ==========        =========

    Operating expenses for the Energy Division, including royalties, include the newly acquired Biogas and USE Canada since their acquisitions in May and June of this year. As a primary result, operating expenses for the Energy Division increased $8,443,000 or approximately 843% in Nine Months 2001 as compared to Nine Months 2000. For Third Quarter 2000, Energy Division operating expenses increased $3,823,000 or 1,426% as compared to the Third Quarter 2000.

    Expansion of operations of the Environmental Division, including start-up costs for new locations, was the primary reason for an increase in Operating Expenses in Third Quarter 2001. The increases were $344,000 or approximately 58% for Third Quarter 2001 and $697,000 or approximately 37% for Nine Months 2001 as compared to Third Quarter 2000 and Nine Months 2000, respectively.

     General and administrative expenses, which include development efforts, increased in Third Quarter 2001 over 2000 and in Nine Months 2001 over 2000 by $48,000 or 8% and $908,000 or 57%, respectively, due to increased levels of activity in new business development. The major component in general and administrative expenses is salaries and consulting and related costs, which amounted to $573,000 and $1,414,000 for the three and nine months ended September 30, 2001 as compared to $208,000 and $728,000 for the three and nine months ended October 31, 2000.

    Depreciation expense, which includes amortization of goodwill, increased to $1,784,000 and $2,979,000 for the three and nine month periods ended September 30, 2001, respectively, compared to $174,000 and $512,000 respectively for the three and nine month periods ended October 31, 2000. This is primarily due to increased investment in depreciable assets and the fact that the amounts in the current year include Biogas and USE Canada since their acquisitions.

         Losses (gains) from Joint Ventures are detailed as follows:


                                                        Three Months Ended                  Nine Months Ended
                                                  September 30,    October 31,        September 30,    October 31,
                                                      2001            2000                2001            2000
                                                  -------------    -----------        -------------    -----------

    Lehi Independent Power Associates, L.C.....   $ (2,000)        $ (158,000)         $ (2,000)       $ (144,000)
    Plymouth Cogeneration Limited Partnership..    (16,000)           (38,000)          (24,000)           (8,000)
    Castlebridge Partners, LLC.................      3,000             23,000            51,000            23,000
                                                    -------           -------            ------           -------
         Total..................................  $(15,000)        $ (173,000)         $ 25,000        $ (129,000)
                                                    ======            =======            ======           =======


    Interest income for the three and nine month periods ended September 30, 2001 increased by $60,000 and $409,000, respectively, when compared to like periods ended October 31, 2000. This is due primarily to interest earned on higher cash balances.

    Interest expense for the three and nine month periods ended September 30, 2001 increased by $1,750,000 and $2,767,000 when compared to the three and nine month periods ended October 31, 2000. This is primarily due to the interest costs incurred by Biogas and USE Canada since their acquisitions, amounting to $1,757,000 and $2,787,000, for the three and nine month periods, respectively.

    There were no non-recurring costs in the periods ended September 30, 2001, while the results for the periods ended October 31, 2000 reflect one-time charges of $1,313,000 and $581,000. As part of the installation of a new management and development team, non-qualified options were issued to certain of our employees. As of the issue dates, market price of certain of such options exceeded the exercise price, resulting in the non-cash charge of $1,313,000, shown as compensation arising from issuance of options. At the same time, we also provided a total of $581,000 for estimated severance and other costs associated with the repositioning of the Company.

    Dividends paid on preferred stock for the three and nine months ended September 30, 2001 totaled $307,000 and $826,000, respectively, compared to $242,000 and $377,000 in the like periods ended October 31, 2000. The increase was due primarily to the additional investment in Series A Preferred Stock of $7,750,000 in July 2000. These dividends were accrued on a regular basis. In the earlier year, an option to acquire additional shares of series a Convertible Preferred Stock for $7,750,000 was exercised. Under the requirements of Emerging Issues Task Force Memo No. 98.5, the difference between the conversion price of the Preferred Stock and the market price of the common stock at the day of exercise is treated as a non-cash dividend, which was shown on the Consolidated Statements of Operation for the three and nine month periods ended October 31, 2000 as dividends on beneficial conversion of preferred stock.


Liquidity and Capital Resources

    The consolidation of Biogas and USE Canada into our balance sheet resulted in an increase in our cash balance of $10,316,000 as of the dates of their acquisitions. At September 30, 2001, cash and equivalents totaled approximately $25,180,000, of which $13,201,000 was unrestricted, as compared to $5,435,000 of unrestricted cash at January 31, 2001. In connection with notes payable by certain Biogas subsidiaries, the lender required these subsidiaries to maintain various restricted cash accounts, which, at September 30, 2001, amounted to $11,979,000.

    During the nine months ended September 30, 2001, cash flow of $12,093,000 from financing activities and $13,752,000 from operating activities, was used to fund $6,100,000 of investing activities, and provided the increase in cash. Major financing activities resulting in cash increases included the receipt of $7,741,000 in full payment for the subscription note receivable and $3,986,000 proceeds from the exercise of options and warrants. In addition, Biogas received $1,289,000 proceeds from long term debt. In the nine months ended October 31, 2000, cash flow from financing activities included $3,500,000 proceeds from sale of common stock and $3,304,000 proceeds from the exercise of options and warrants.

    Cash flow from operating activities in the nine months ended September 30, 2001 were primarily from the net income of $5,622,000 as compared to a loss of $1,146,000 in the nine months ended October 31, 2000.

    We used $2,779,000 cash in acquiring USE Canada, and $973,000 cash in acquiring Biogas. We also used $1,075,000 in acquiring additional equipment in the 2001 period as compared to $579,000 in the nine months of the earlier year. Construction in progress used $1,656,000 cash in the current nine month period.

    Our consolidated working capital, including $11.98 million of restricted cash at September 30, 2001, increased to $20,329,000 at September 30, 2001 from $6,973,000 at December 31, 2000.

    As previously noted, certain Biogas' subsidiary notes payable require the maintenance of restricted cash flows. Further, our stockholders agreement with Cinergy Energy Solutions, Inc. provides that Biogas will distribute to its shareholders (i.e. ourselves and Cinergy Energy Solutions) dividends at the highest level permitted by applicable law, consistent with prudent business practices. Finally, if our plan of recapitalization becomes effective, we will be required to set apart approximately $1.6 million to ensure the payment of dividends on certain series of our preferred stock. Any funds required for these will not be available to us in our business.

    We believe that our cash position and projected cash flow from operations are sufficient to satisfy our commitments for the next twelve months.

    The events surrounding the destruction of the World Trade Center on September 11, 2001 had a major effect on the nation's economy. These events did have some negative impact on the results of our Environmental Division for the month of September. We do not anticipate this to be a continuing issue.

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

                           PART II - OTHER INFORMATION

Item 2 - Changes in Securities

    Purchase of Treasury Stock

         During September, 2001, we purchased for the treasury 80,800 shares of our common stock on the open market at a cost of $370,000. The total of all such purchases, completed in October, 2001, was 107,100 shares.

Item 5 - Other Events

     In October 2001 the names of our subsidiaries were changed. The new names are:

         U.S. Energy Biogas Corp., formerly Zahren Alternative Power Corporation USE Canada Energy Corp., formerly Trigen Energy Canada
         U.S. Energy Geothermal LLC, formerly Steamboat Envirosystems, LLC
         U.S. Energy Environmental Corp., formerly American Enviro-Services,
         Inc.

    During the last nine months we have expanded into Europe, with an office in Italy. To this date there have been no significant operations in this area.

Item 6 - Exhibits and Reports on Form 8-K


(a)      Exhibits


                  2.1     Merger Agreement by and between the Company,  AES Merger Corp., U. S. Energy  Environmental  Corp.,
                          formerly known as American Enviro-Services, Inc., and the Shareholders of U. S. Energy Environmental
                          Corp., Dated as of August 4, 1997(4)


                          ("USE Sub"),  Kemper-Castlebridge,  Inc.,  ("KC"), GKM II  Corporation ("GKM") and  Castlebridge Partners,
                          LLC ("Castlebridge") (9)

                  2.3     Agreement  and Plan of  Reorganization and Merger dated as of November 28,  2000, by and among U.S. Energy
                          Systems, Inc. ("US Energy"), USE Acquisition Corp. ("USE Acquisition Corp."), and U. S. Energy Biogas
                          Corp., formerly  known as Zahren  Alternative  Power Corp.  ("Zapco")  (without  schedules or exhibits)
                          (the "Merger Agreement"). (11)

                  2.4     Amendment No 1 dated December 11, 2000 to the Merger Agreement(11)

                  2.5     Amendment No. 2 dated December 19, 2000 to the Merger Agreement(15)

                  2.6     Amendment No. 3 dated January 19, 2001 to the Merger Agreement(15)

                  2.7     Amendment No. 4 dated February 23, 2001 to the Merger Agreement(15)

                  2.8     Amendment No. 5 dated April 30, 2001 to the Merger Agreement(16)

                  2.9     Stock Purchase  Agreement dated as of June 11, 2001 by and between USE Canada  Acquisition  Corp. and USE
                          Canada Energy Corp., formerly known as Trigen-Canada Company LLC(17)

                  3.1     Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware(1)

                  3.2     Amended and Restated By-Laws of the Company(11)

                  3.3     Articles of Organization of U. S. Energy Geothermal LLC, formerly known as Steamboat Envirosystems,
                          L.C.(1)

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

                  10.1    Plan of Reorganization of Cogenic Energy Systems, Inc.(2)

                  10.2    8% Convertible Subordinated Debenture due 2004(2)

                  10.5    Purchase  Agreement,  dated  as  of  January  24,  1994,  between  Lehi  Co-Gen Associates,  L.C. and Lehi
                          Envirosystems, Inc.(2)

                  10.6    Operating Agreement among Far West Capital, Inc., Suma Corporation and Lehi Envirosystems, Inc. dated
                          January 24, 1994(2)

                  10.7    Form of Purchase and Sale Agreement between Far West Capital,  Inc., Far West Electric Energy Fund, L.P.,
                          1-A Enterprises, the Company and U. S. Energy Geothermal LLC(1)

                  10.8    Form of Operation and Maintenance  Agreement between U. S. Energy Geothermal LLC, formerly known as
                          Steamboat LLC, and S.B. Geo, Inc.(1)

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

                                       14


                  10.12   Amended and Restated  Agreement of Limited  Partnership of PSC  Cogeneration Limited Partnership among IEC
                          Plymouth, Inc., Independent Energy Finance Corporation and Plymouth Envirosystems, Inc. dated December 28,
                          1994(1)

                  10.13   Purchase and Sale Agreement, dated as of December 31, 1995, between the Company, Far West Capital, Inc.,
                          Far West  Electric  Energy Fund,  L.P.,  1-A  Enterprises  and U. S. Energy  Geothermal  LLC,  formerly known as Steamboat Envirosystems LLC(1)

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

                  10.27   Loan and Option Agreement dated August, 1996 by and mong NRG Company, LLC and Reno Energy, LLC and ART,
                          LLC and FWC Energy, LLC, and amendments thereto(1)

                  10.28   Promissory Note dated August 9, 1996 for $300,000 from Reno Energy, LLC to NRG Company, LLC(1)

                  10.29   Letter of Intent dated July 15, 1996 on behalf of Reno Energy, LLC(1)

                  10.30   Limited Liability Company Operating Agreement of NRG Company, LLC dated as of September 8, 1996, and amendments thereto(1)

                  10.31   Form of Limited  Liability  Company  Operating Agreement of U. S. Energy Geothermal LLC, formerly known as
                          Steamboat Envirosystems L.C., dated as of October, 1996(1)

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

                  10.58   2000 Executive Bonus Plan(13)

                  10.59   Stock Option Agreement between the Company and Lawrence Schneider with respect to 1,000,000 shares of
                          Common Stock(13)

                  10.60   Stock Option  Agreement  between the  Company and Goran  Mornhed with  respect to 187,500 shares of Common
                          Stock.(13)

                  10.61    Stock Option Agreement between the Company and Goran Mornhed with respect to 562,500 shares of Common
                           Stock(13)

                 10.62    Standby  Payment  Agreement dated as of June 11, 2001 by and among U. S.Energy Systems, Inc., USE Canada
                          Acquisition Corp. and AJG Financial Services, Inc.(17)

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


Dated: November 14, 2001

U. S. ENERGY SYSTEMS, INC.


By:      /s/ Lawrence I. Schneider
             ---------------------
             Lawrence I. Schneider
             Chairman of the Board
            (Principal Executive Officer)


By:      /s/ Robert C. Benson
             ----------------
             Robert C. Benson
             Chief Financial Officer
            (Principal Accounting and Financial Officer)