Form 10KSB
period 2001-12-31
U S ENERGY SYSTEMS INC
filed 2002-04-16
CIK 351917

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

     [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the year ended December 31, 2001

                         Commission File Number 0-10238
                            U.S. ENERGY SYSTEMS, INC.
                       (Name of Registrant in its Charter)

                  Delaware                                52-1216347
          (State of Incorporation)                     (I.R.S. Employer
                                                    Identification Number)
         One North Lexington Avenue
           White Plains, NY 10601                       (914) 993-6443
(Address of Registrant's principal executive      (Issuer's telephone number,
                  offices)                            including area code)

        Securities registered pursuant to Section 12(b) of the Act: None.
           Securities Registered pursuant to Section 12(g) of the Act:

                               Title of Each Class
                     Common Stock, par value $.01 per share

     Check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [_].

     Revenue for the Fiscal Year ended December 31, 2001: $38,500,000.

     The aggregate market value of the Common Stock held by nonaffiliates computed by reference to the $4.56 closing sales price of the Common Stock of the registrant as of December 31, 2001 was approximately $45,200,000.

     Check whether issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act. [X]

     As of March 27, 2002, the number of outstanding shares of the registrant's Common Stock was 12,022,964.

     Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

     Documents Incorporated by Reference: Items 9, 10, 11 and 12 hereof are incorporated by reference from the registrant's Proxy Statement to be filed with the SEC by April 30, 2002.

                   U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES


This Form 10-KSB contains certain "forward-looking statements" which represent our expectations or beliefs, including, but not limited to, statements concerning industry performance and our operations, performance, financial condition, growth and strategies. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors which are noted herein, including but not limited to the potential impact of competition, changes in local or regional economic conditions, our ability to continue our growth strategy, dependence on management and key personnel, supervision and regulation issues and our ability to obtain acceptable financing to fund our growth strategy. This Form 10KSB also contains a discussion of certain "Risk Factors".


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

                                   THE COMPANY

OVERVIEW

In a world characterized by energy supply volatility and environmental concerns, U.S. Energy Systems, Inc. (the "Company" or "We") has shaped itself into a multifaceted, 21st century corporation that brings higher efficiency standards and proven technology to the marketplace, resulting in lower costs for the customer and a cleaner environment.

We provide customer-focused energy outsourcing services, including the management, development, operation and ownership of small-to-medium-sized energy facilities typically located in close proximity to our customers. Our customers include large retail energy consumers, such as industrial and commercial concerns, as well as local wholesale energy suppliers, such as utilities and marketers. The energy generation facilities in our portfolio utilize high efficiency combined heat and power ("CHP") technology and/or clean renewable fuels, such as biogas, biomass fuel and geothermal energy. We strive to integrate combined heat and power technology with renewable energy at an individual plant, when possible, to maximize efficiency and environmental benefits.

The Company has experienced significant growth in its energy business during the past two years. At the end of fiscal year 2001, our current operating portfolio was comprised of 28 controlled or managed projects in North America totaling the equivalent of 164 megawatts ("MW"). In early 2002, we made a substantial loan financing of Swedish energy group that owns seven operating projects and several late-stage development projects. (See Recent Developments section.). In fiscal 2001, we provided energy to more than 180 customers, mostly under long-term agreements, accounting for more than 80% of revenues during such period.

During 2001, the Company's total assets increased to more than $191 million, up more than over 600% from the previous year, and net income increased to $6.6 million, up more than 350% from the previous year. Our management team has a proven track record in energy outsourcing services, including the development, construction and operation of CHP and renewable energy plants. The primary goal of our management team is to continue working successfully, as it has in previous years, in developing energy outsourcing projects with our strategic partner, Cinergy Solutions, a subsidiary of Cinergy Corp. (NYSE: CIN), an electric utility and energy merchant company.

In addition to our strategic joint venture with Cinergy Solutions, we have a strategic relationship with AJG Financial Services, a subsidiary of Arthur J. Gallagher & Co. (NYSE: AJG), an insurance brokerage and risk management firm. Further, we recently formed a joint venture in March 2002 with EIC Electricity Company SA, a publicly traded Swiss investment company, to finance a Swedish energy group. Cinergy Solutions and AJG Financial Services both are significant stockholders in the Company.

                   U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES


THE MARKET

The market for energy outsourcing has been rapidly emerging during the last several years. Deregulation of the electricity markets has allowed energy consumers to select new providers. Increasing competitive pressures have caused energy consumers to seek ways to reduce costs, including the often significant costs of energy. Energy outsourcing has emerged as a viable option for energy consumers to reduce costs and improve reliability.

Energy outsourcing is one of the fastest growing segments of the business outsourcing industry according to a recent survey of Fortune 1000 companies. Employing energy generation facilities in close proximity to the customer often provides those customers with superior economic and operational benefits that include lower operating and capital costs, improved reliability and enhanced management focus. At the same time, outsourcing allows the provider to employ the use of CHP and local renewable energy sources, which improve operational efficiency and the environment while enhancing customer value.

The market potential for retrofitting and upgrading existing CHP plants in the size range up to 100 MW, which is the Company's primary focus, exceeds 42,000 MW in the United States alone, according to an independent market study. In addition, it is expected that the market for renewable energy generation in the United States will grow to more than 100 billion kilowatt hours by 2020, according to a report issued by the Energy Information Agency in 2000. Similar market potential exists in the rest of North America and Western Europe, where deregulation of the energy markets, increasing cost focus and environmental awareness are motivating factors for end users to employ energy outsourcing.

In our target markets, governmental policies and new environmental standards provide the impetus for continued growth of outsourcing and renewable energy markets. While a significant market has already been established, it remains a small fraction of the viable potential of the rapidly growing market.

STRATEGY

Business Strategy:

Our business strategy is to become a highly profitable and leading provider of energy outsourcing services to the commercial, industrial and institutional marketplace. In the near term, we intend to acquire under-performing energy assets and draw on our operational skills to drive efficiency gains through proven technologies, thereby reducing costs for our customers and increasing shareholder value for the Company. Over the longer term, the Company intends to leverage its strategic relationships to advance its business goals and balance its acquisition strategy with organic growth, adding to its current project portfolio in its key target markets of North America and selected European countries.

The Company has a growth-oriented, risk-mitigated business development strategy. We are expanding our customer base and energy generation capacity through relationships based on long-term contracts, whereby each new customer and/or each new facility provides for additional long-term operations, revenues and cash flow. We will provide our customers with high value, custom-tailored energy solutions, which will increase the client's industry competitiveness through higher operating efficiency, reliability and reduced capital and fuel costs. The long-term agreements with our customers generally seek to provide superior value and stability for our customers, while providing predictable cash flow and returns for our shareholders. Management seeks to deliver at least a 20% average annual return on investment over the life of each project developed or acquired. From an operational standpoint, we focus on operating our plants as an integrated system of energy generation, enabling us to minimize costs and find synergies among geographic locations and technology.

To enhance our strategy, we have established strategic relationships with Cinergy Solutions, EIC Electricity Company and AJG Financial Services, with which we are pursuing development and growth opportunities. Through these strategic relationships, we expect to leverage our resources and increase our market visibility and probability of success.

                   U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES


Financial Strategy

Our financial strategy is to employ proven financing techniques in the bank and capital markets to expand our business. In doing so, we will continue to use project financing to permanently fund the construction and/or acquisition of energy generation facilities. Our risk management strategy aims to hedge financial risk with (i) long-term customer contracts that generally provide stable cash flow to cover debt service costs, (ii) utilization of fixed rate funding or financial hedges to mitigate rate risk and (iii) insurance that all project-related debt is non recourse to the Company. The availability of capital at attractive terms will be a key requirement to enable us to meet our strategic objectives. From time to time, we may seek to obtain financing, including equity capital, when circumstances warrant. In all respects, we will strive to maintain ample liquidity to meet our operating requirements and to fund our growth.

COMPETITION

The energy generation industry is characterized by intense competition, and we encounter competition from utilities, industrial companies and other energy producers in our business. However, the 10 to 100 MW retail energy market targeted by the Company is generally outside the main focus of larger competitors.

We are competing for growth with various companies, some of which may have greater access to resources and capital, as well as with our potential customers' current in-house alternatives. However, many of our competitors are subsidiaries of larger firms with a core focus on other markets. This includes electric utility companies and independent power producers, many of which have subsidiaries with which we compete but which are mainly engaged in the large-scale generation of electricity for the regulated or wholesale merchant markets. The markets for large-scale generation of electricity are driven by fundamentally different factors and requirements than the market for customer tailored energy services from distributed generation, such as CHP and renewable fuels. We believe that our focus on energy services and energy outsourcing utilizing CHP and renewable fuels gives the Company a competitive advantage.

Competition is a lesser factor for most of our existing operations that seek to maximize value for our customers and stockholders within the framework of long-term contracts, thereby mitigating market risks.

Many states in the United States are implementing or considering regulatory initiatives designed to increase competition by increasing access to utilities' transmission and distribution systems, for independent energy producers and consumers. We believe that such initiatives, if implemented, will continue to increase competition and provide ample business opportunities. With management's proven track record in energy outsourcing and its ability to develop long-term customer relationships, the Company believes it has a competitive advantage in a rapidly growing niche market serving companies seeking clean, reliable and low cost energy.

DESCRIPTION OF OPERATIONS AND FACILITIES

The Company's principal operations include the following:

                                                   Name Plate      Fiscal 2001
Business Unit                        Current        Capacity        Revenues
                                    Ownership          MW          $ Millions
------------------------------------------------------------------------------
U.S.Energy Biogas Corporation           54%            57             $21.9
USE Canada Energy Corp.                100%           100*             $4.7
U.S. Energy Geothermal, LLC             95%             7              $7.0
U.S. Energy Environmental Corp.        100%           N/A              $4.9
------------------------------------------------------------------------------
TOTAL                                                 164             $38.5
==============================================================================
* Includes 95MW equivalent thermal capacity

U.S. Energy Biogas Corporation. On May 11, 2001 the Company, together with Cinergy Energy Solutions, Inc. ("Cinergy Energy") through a merger acquired Zahren Alternative Power Corporation ("Zapco") renamed U.S. Energy Biogas Corporation ("Biogas"). We own 54.26% and Cinergy Energy, a wholly owned subsidiary of Cinergy Corp. ("Cinergy") owns 45.74%. For its interest, Cinergy Energy paid $11.5 million in cash. For our interest, we

                   U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES


paid $0.5 million in cash, 1,800,000 shares of our common stock at $6 per share, 100,000 shares of our series C Preferred Stock (convertible into 500,000 shares of our common stock), and five year warrants to purchase 366,667 shares of our common stock at a price of $6 per share. In addition, we together with Cinergy Energy may pay $0.8 million in cash 18 months after the completion of the merger that may be used as additional contingent merger consideration. The consideration is subject to certain adjustments.

We are entitled, prior to May 11, 2003, to acquire Cinergy Energy's minority interest in Biogas for approximately $14.6 million, and Cinergy Energy has the right, during that period, to convert its ownership in Biogas into an aggregate of 1,967,000 shares of our common stock based on a $6 per share price. In either event, we would own 100% of Biogas.

In addition, we consolidated approximately $70 million of long-term, non recourse project debt provided under loans by John Hancock, ABB Energy Capital and AJG Financial Services, which became one of our stockholders as described below.

The following table lists the selected information about each plant owned and/or operated by Biogas in fiscal 2001 with the exception of the Oyster Bay project, which was retired in October 2001 due to gas depletion and poor economics. Biogas has been engaged, through predecessor subsidiaries and affiliates, in the development, ownership and operation of such projects since 1981.

-------------------------------------------------------------------------------------------------------------------------
                                                                                      % of      Contract     Kwh/mmbtu
           Name of Plant      Type     MW      Energy Purchaser         Rating        2001     Expiration   Production
                                                                                    Revenues
-------------------------------------------------------------------------------------------------------------------------
  1    Amity Project, PA     LFG-E    2.0   Penn Power & Light           BBB+          2.0%        2002            6,152
-------------------------------------------------------------------------------------------------------------------------
  2    122nd Street, IL      LFG-E    3.0   Commonwealth Edison        Baa1/A-         3.9%        2006           15,803
-------------------------------------------------------------------------------------------------------------------------
  3    Barre, MA             LFG-E    0.9   PG&E National Energy       Baa2/BBB        2.1%        2015            5,840
-------------------------------------------------------------------------------------------------------------------------
  4    Brickyard, IL         LFG-E    3.0   Illinois Power Company    Baa3/BBB+        4.2%        2008           16,112
-------------------------------------------------------------------------------------------------------------------------
  5    Brookhaven, NY        LFG-E    5.3   Long Island Power             A2           2.8%        2008           13,155
                                                                       Authority
-------------------------------------------------------------------------------------------------------------------------
  6    Burlington, VT        LFG-E    0.8   Burlington Electric          n.a.          0.8%        2006            2,286
                                            Dept.
-------------------------------------------------------------------------------------------------------------------------
  7    Cape May, NJ          LFG      n.a.  State of NJ                  Aa2           4.3%        2010             130*
-------------------------------------------------------------------------------------------------------------------------
  8    Countryside, IL       LFG-E    8.0   Commonwealth Edison         Baa1/A        12.6%        2011           39,712
-------------------------------------------------------------------------------------------------------------------------
  9    Dixon/Lee, IL         LFG-E    3.9   Commonwealth Edison         Baa1/A         4.4%        2008           11,865
-------------------------------------------------------------------------------------------------------------------------
  10   Dolton, IL            LFG-E    5.3   Commonwealth Edison         Baa1/A         8.1%        2006           18,621
-------------------------------------------------------------------------------------------------------------------------
  11   Garland, TX           S        n.a.  Ceased Operations            n.a.          2.3%        n.m.             n.m.
-------------------------------------------------------------------------------------------------------------------------
  12   Hamms, NJ             LFG-E    1.2   GPU/First Energy           Baa2/BBB        2.9%        2007            8,444
-------------------------------------------------------------------------------------------------------------------------
  13   Manchester, NH        LFG-E    1.2   Connecticut Energy           n.a.          1.3%        2008            5,068
-------------------------------------------------------------------------------------------------------------------------
  14   Morris, IL            LFG-E    4.0   Commonwealth Edison         Baa1/A         7.1%        2011           20,807
-------------------------------------------------------------------------------------------------------------------------
  15   Oceanside, NY         LFG-E    1.2   Long Island Power             A2           3.1%        2006            8,706
                                                                       Authority
-------------------------------------------------------------------------------------------------------------------------
  16   Onondaga, NY          LFG-E    1.2   Niagara Mohawk              Baa3/A         1.3%        2007            3,448
-------------------------------------------------------------------------------------------------------------------------
  17   Roxanna, IL           LFG-E    3.9   Illinois Power Company    Baa3/BBB+        6.1%        2008           24,685
-------------------------------------------------------------------------------------------------------------------------
  18   Smithtown, NY         LFG-E    1.2   Long Island Power             A2           1.5%        2010            3,964
                                                                       Authority
-------------------------------------------------------------------------------------------------------------------------
  19   SPSA I, VA            LFG-E    3.3   Virginia Power Co            A3/A          7.2%        2012           21,494
-------------------------------------------------------------------------------------------------------------------------
  20   SPSA II, VA           LFG      n.a.  CIBA Specialty             Aaa/AAA         1.1%        2008              45*
-------------------------------------------------------------------------------------------------------------------------
  21   Streator, IL          LFG-E    1.0   Commonwealth Edison        Baa1/A-         2.3%        2009            5,814
-------------------------------------------------------------------------------------------------------------------------
  22   Tucson, AZ            LFG      n.a.  Tucson Electric Power         BB           3.2%        2011             455*
-------------------------------------------------------------------------------------------------------------------------
  23   Upper Rock, IL        LFG-E    3.0   Mid American Energy       Baa3/BBB-        5.2%        2010           20,911
-------------------------------------------------------------------------------------------------------------------------
  24   Willow Ranch, IL      LFG-E    1.0   Commonwealth Edison        Baa1/A-         2.3%        2006            6,510
-------------------------------------------------------------------------------------------------------------------------
  25   Readville, MA         CHP      2.4   Royal Ahold/Stop&Shop     Baa1/BBB+        7.2%        2009           15,645
-------------------------------------------------------------------------------------------------------------------------

                   U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES


Notes:    Kwh/mmbty production

          Credit Ratings are from Moody's Investor Services or Standard Poor's and are for purchasing entity or parent/State

          MMbtus = One Million British Thermal Units*

          LFG = Biogas Project

          LFG-E = Biogas to Electricity Project

          CHP = Combined Heat & Power Project

          S = Sludge Facility


At each plant, a project level subsidiary of Biogas (a "Genco") utilizes biogas acquired from a gas collection company ("a Gasco"), to be used either as fuel for the generation of electricity which is sold to local utilities or other buyers under long term firm contracts or for sale to commercial and industrial users or for use as fuel in their boilers. Biogas owns and/or operates three projects that sell only gas to third parties ("Transcos") - Cape May, Tucson, SPSA/CIBA. Of the approximately 57MWs of currently installed electrical generation capacity, over 65% has been installed within the last three years. Two of the three boiler fuel projects were completed in the last two years. All of the Gencos are qualifying facilities under the Public Utility Regulatory Policy Act of 1978 ("PURPA"). In most cases, the Genco contracts with Biogas to operate the plant.

Prior to 1999, Biogas also had a significant ownership interest in the Gascos. Owners of the Gascos receive Federal tax credits under Section 29 of the Treasury Code for the sale of alternative fuels for the generation of energy. In 1999 and 2001, Biogas sold over 99% of its ownership interests in the Gascos and will receive revenues from the sale of the interests through the year 2007. Total revenues from the sale of these interests will be based upon the volume of biogas collected and sold. Biogas operates most of the Gascos for the owners under long term operating agreements. In addition, Biogas has 5 MW of landfill biogas projects in advanced stages of development.

USE Canada Energy Corp.("USECanada") On June 11, 2001 USE Canada Acquisition Corp., a wholly-owned Canadian subsidiary of the Company, purchased 100% of the issued and outstanding stock of Trigen Energy Canada Company, a Nova Scotia company subsequently renamed Trigen Energy Canada Limited, from Trigen-Canada Company, LLC for approximately $17.5 million. USE Canada Acquisition paid the purchase price by paying approximately $1.9 million in cash and by delivering a 6-month $15.5 million promissory note guaranteed by AJG Financial Services, Inc. The Company paid AJG Financial Services a fee of $150,000 for providing the guarantee and an Annual Residual Fee equal to 1.5% of After Tax cash flow from the projects. The promissory note was paid in full on October 12, 2001 with proceeds from long-term financing provided by Toronto Dominion Bank . The financing is non-recourse to the Company. On October 5, 2001. Trigen Energy Canada was continued as a Canadian federal corporation and re-named USE Canada Energy Corp. On January 1, 2002, USE Canada Energy and USE Canada Acquisition amalgamated and continued as one corporation under the name USE Canada Energy Corp. The amalgamated corporation, USE Canada, is a wholly-owned, operating subsidiary of the Company.

USE Canada owns and operates two district energy systems located in Charlottetown, Prince Edward Island and in London, Ontario. The two district energy systems provide energy to a large number of customers in their respective service area. Most of the sales are under long term contracts with a remaining weighted average revenue contract duration of 13 years for the combined projects. At expiration, the contracts are typically renewed on terms that are competitive at that time.

In Charlottetown, Prince Edward Island energy is produced at renewable biomass and energy-from-waste facilities. The facilities have 60 MWs of thermal generation capacity and 1.2 MW of electric generation capacity. Electricity is sold to the local public utility and heating and cooling is distributed through an underground piping system to institutional, residential and commercial buildings. The plant is a major supplier to large customers in Charlottetown. The plant was constructed in the mid 1980's and was substantially expanded and upgraded in the mid-to-late 1990's. Our key customers in Charlottetown include:

                   U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES


                                                      2001
                                       Support/       % of      Contract
Customer                               Rating*       Revenue   Expiration
---------------------------------  ---------------- ---------- ------------
Provincial Government of P.E.I.        A3/A(1)       43.30%       2025
                                     Government
University of P.E.I.                 Funding(2)      13.60%       2025
                                     Government
Queen Elisabeth Hospital             Funding(2)      15.60%       2025

1 Moody's and Standard & Poor's Rating Services

2 Funded by Provincial Government of Prince Edward Island

In London, Ontario, the natural gas-fired CHP facility provides 3.6 MW of electricity to the local public utility and 35 MW of heating and cooling to downtown residential, commercial and institutional buildings. Heating and cooling is distributed to our customers through an underground piping system. The plant has been substantially refurbished and upgraded during the past ten years. Our key customers in London include:

                                                                            2001
                                                                            % of      Contract
Customer                                          Support/Rating*          Revenue   Expiration
-----------------------------------------------------------------------------------------------
London Hydro                                    Municipal Funding(3)         15.1%      2017
City Centre / Osmington Inc.                             NA                  13.7%      2003
London Health                               Gov't Funding(2) (Aa3/AA)(1)     10.3%    2011/2021
City of London                                         Aaa(1)                 8.7%      2010
Province of Ontario                                  Aa3/AA(1)                4.9%      2005
London Free Press / Sun Media Corp.                  Ba2/BB(1)                4.9%      2008
London Towers / Middlesex Cond. Corp.                    NA                   4.8%      2004
Government of Canada                                 Aaa/AAA(1)               4.6%      2004
-----------------------------------------------------------------------------------------------

1 Moody's and Standard & Poor's Rating Services

2 Funded by Provincial Government of Ontario

3 Funded by local municipality

U.S. Energy Geothermal, LLC. Our 95%-owned subsidiary, U.S. Energy Geothermal, LLC ("Geothermal LLC"), owns two geothermal power plants in Steamboat Hills,
Nevada: Steamboat 1 and 1A. These plants produce electricity through a system in which hot water from the earth's sub-strata is used to generate electricity and then is re-injected into the earth. The plants produce a combined seven megawatts of electric power, which is sold under long term power purchase agreements with Sierra Pacific Power Company ("Sierra"). Sierra is obligated to pay rates for the electric power generated by Geothermal, LLC that are based on the wholesale electricity prices at three western power exchanges - California-Oregon Border, California PX and Palo Verde Exchanges.

Pursuant to our agreement with Far West Capital, Inc. ("Far West"), which owns a five percent interest in Geothermal LLC, Far West is entitled to share in profits based upon a predetermined formula that has been reflected in 2001 earnings. After 2001 this agreement reduces Far West's share in profits to a diminimis amount, Geothermal, LLC makes royalty payments for steam extraction rights and also royalty payments on the gross and net revenue of Steamboat 1 after certain deductions. Steamboat 1 and 1A were built in 1986 and 1988, respectively. The day-to-day operations are provided by SB Geo, Inc. ("SB Geo"), a company in which the principals of Far West own a majority equity interest.

                   U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES


U.S. Energy Environmental Corp. American Enviro-Services, Inc., renamed U.S. Energy Environmental Corp. ("USEnviro"), is a primary supplier of a broad range of environmental services in the Midwestern United States, including environmental assessments, emergency response and environmental remediation. USEnviro currently serves in excess of 2,000 customers annually.

We expanded USEnviro in 2001 by opening locations in the Knoxville, Tennessee, and the Chicago, Illinois, area. These expansions continue to strengthen USEnviro's market and operating position in the greater Midwestern U.S. region.

Other Operations and Interests

Plymouth Envirosystems, Inc. Our wholly-owned subsidiary, Plymouth Envirosystems, Inc., owns a 50% interest in Plymouth Cogeneration Limited Partnership ("Plymouth Facility") which owns and operates a CHP plant producing
1.2 MW of electricity and 7 MW of heat at Plymouth State College, in Plymouth, New Hampshire. The Plymouth Facility provides, under a long-term contract, 100% of the electrical and heating requirements for the campus, which is a part of the University of New Hampshire system.

The day-to-day operations of the Plymouth Facility are managed by one of our partners, which is an affiliate of Equitable Resources, Inc. Management decisions are made by a committee composed of representatives of the three partners in this project.

Lehi Envirosystems, Inc. Our wholly-owned subsidiary, Lehi Envirosystems, Inc. ("LEHI"), owns a 50% equity interest in Lehi Independent Power Associates ("LIPA"), which owns a cogeneration facility in Lehi, Utah (the "Lehi Facility") and the underlying real estate, hardware and permits to operate the Lehi Facility. The Lehi Facility has been dormant since 1990. An owner of 25% interest in LIPA also owns a 5% interest in Goethermal, LLC.

USE GEO Acquisition LLC (USE GEO). A district energy project under development and owned by Reno Energy LLC will, if completed, use geothermal energy for heating and cooling in Reno, Nevada. On June 29, 2001 USE Geothermal LLC,("USE Geothermal") a limited liability company, in which the Company held approximately an 89% interest, was merged into USE GEO Acquisition LLC. At the time of the merger, USE Geothermal LLC held an approximately $2 million convertible note in Reno Energy LLC. As a result of the merger, Marathon Energy LLC, an affiliate of Marathon Capital, LLC, which in turn is an affiliate of the Company, holds all the Class A interests in USE GEO, which are subordinated to class B interests and pay no dividends. As a result of the merger, we hold approximately 89% of the class B interests in USE GEO and the other former members of USE Geothermal hold approximately 11% of the Class B interests in USE GEO. USE Geothermal is deemed to have made a capital contribution to USE GEO of approximately $2 million. The Class B interests earn a preferred dividend of 5% per annum compounded annually and have a distribution and liquidation preference equal to any accrued unpaid preferred dividends plus their unreturned capital contribution. The Class B members are entitled generally following June 29, 2005 to convert their Class B interest into a Class A interest in accordance with a formula based on the valuation of USE GEO at the time of such conversion. The Class B members are entitled generally following June 29, 2006 to require USE GEO to repurchase their Class B interest at a price equal to the lower of the distribution that would be payable to the Class B members on liquidation or the consideration the Class B members would receive on conversion of the Class B interest to a Class A interest.

Castlebridge   Partners  LLC   ("Castlebridge").   We  own  a  25%  interest  in
Castlebridge, a risk management firm specializing in risk management services for the energy and commodities industries.

Marathon Capital LLC ("Marathon"). We own preferred stock in Marathon, yielding a 9% annual dividend and convertible into a 31% common interest in Marathon. Marathon specializes in arranging financing for energy projects.

RECENT DEVELOPMENTS

Scandinavian Energy Finance, Limited / EnergiSystem I Sverige. In March, 2002, together with EIC Electricity SA ("EIC"), a Swiss investment company specializing in energy investments, we formed a joint venture, Scandinavian Energy Finance, Limited ("SEFL") and financed a new Swedish energy group, EnergiSystem i Sverige AB (EnergiSystem).

                   U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES


SEFL provided approximately $56 million to EnergiSystem in the form of loan financing. Approximately $45 million of this loan was made in the form of a senior secured convertible debenture to EnergiSystem and approximately $11 million was in the form of a subordinated loan to EnergiSystem. The senior secured convertible debenture carries an interest rate of approximately 6% during the first 2 years and 9% thereafter. The subordinated loan carries an interest rate of approximately 13%. SEFL has a 25 year option to acquire 90% of the fully diluted equity of EnergiSystem for a nominal sum.

USE Canada has executed a service  agreement  with  EnergiSystem  under which it
will  provide  consulting   services  relating  to  EnergiSystem's   operations,
technology, development and growth.

As part of the transaction, EnergiSystem acquired seven operating district energy systems and several late-stage development projects. Currently, the operations provide biomass-fueled energy to 800 customers serving the equivalent of approximately 30,000 households in ten communities in the vicinity of Stockholm, Sweden. A significant portion of the energy is provided under long-term contracts. The energy market in Sweden is deregulated, and district energy markets are not subject to government rate regulation.

We hold 51% of the voting interests of SEFL and EIC holds 49% of the voting interests. We invested approximately $5 million in cash and 139,434 of our common shares, valued at approximately $559,000, in SEFL, and EIC invested its proportionate share in cash. Each partner is required to fund an additional $1 million within two years.

A Swedish bank provided SEFL with approximately $45 million of long term financing on a non-recourse basis to SEFL's stockholders. The financing carries a variable interest rate capped at 4.7% for the first 5 years and a rate of STIBOR plus 110 basis points thereafter. The loan has a 25 year term with no amortization during the first ten years.

EMPLOYEES

At April 10, 2002, we employed approximately 185 full and part-time employees in our various subsidiaries and locations. Not included, are personnel at certain power plants provided under contract with the plant operators. We consider our relations with employees to be satisfactory.

GOVERNMENT REGULATION

US Energy Business

None of the Company's energy projects in the United States are currently subject to federal or state utility rate regulation. Under present federal law, the Company is not and will not be subject to regulation as a holding company under the Public Utility Holding Company Act ("PUCHA") of 1935, as long as each power plant in which it has an interest is a qualifying facility (a "QF") as such term is defined under PURPA , or meets the criteria for another exemption. In order to be a QF, a facility must be not more than 50% owned by an electric utility or electric utility holding company. A QF that is a cogeneration facility must provide not only electricity but also useful thermal energy for use in an industrial or commercial process or heating or cooling applications in specified proportions to the facility's total energy output and must meet certain energy output and must meet certain energy efficiency standards. Geothermal and biogas plants will be considered QF's if they meet PURPAS's ownership requirements and other standards. Each of our United States energy projects is a QF. In those states where the sale of electricity directly to an individual or a commercial customer is regulated as retail, none of our energy projects is currently subject to state utility law regulation.

The construction and operation of power generation facilities require numerous permits, approvals and certificates from appropriate federal, state and local governmental agencies, as well as compliance with environmental protection legislation and other regulations. With an exception of an air operation permit for the Lehi Facility, we believe that we are in substantial compliance with all applicable rules and regulations and that the projects in which we are involved have the requisite approvals for existing operations and are operated in accordance with applicable laws.

Canadian Energy Business

Our Canadian district energy projects are currently not subject to national or provincial utility rate regulation. Both projects require numerous permits, approvals and certificates from provincial and municipal agencies. We believe that we are in substantial compliance with all applicable rules and regulations and that the Canadian district energy

                   U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES


projects in which we are involved have the requisite approval for existing operations and are operated in accordance with applicable laws.


U.S. Environmental Business

Our environmental business is subject to federal and state regulation under, among other things, environmental, zoning, land use, water pollution, waste disposal, fire protection, worker and community and employee rights to know, occupational safety and emergency response laws and regulations. In addition, the environmental business is subject to regulation by the Federal Department of Transportation with respect to the operation of its vehicles, including vehicle
weight  limitation,  shipment,   vehicle  placarding  and  commercial  license
requirements. The environmental business requires that permits issued by various federal and state authorities must be renewed annually to ensure compliance.

USEnviro has an internal staff of engineers, geologists, chemists and other environmental and safety professionals. It is their responsibility to continuously improve the procedures and practices with various federal, state and local laws and regulations involving the protection of the environment and worker health and safety and to monitor compliance. We believe US USEnviro is in material compliance with all applicable laws and regulations and possesses all requisite approvals necessary for existing operations.

                   U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES


ITEM 2. DESCRIPTION OF PROPERTY

Property owned by the Biogas projects include all buildings and improvements, electricity generating equipment, switchgears, controls and associated ancillary equipment. Biogas has no ownership interest in the landfills, nor does it have any responsibilities or liability for the operation of the landfills.

USE Canada owns buildings, turbine generators, boilers, fuel handling systems, cooling towers, and distribution piping, heat exchangers and converters. Some underlying land is leased. Both plants also have stand-by backup plants under lease.

Geothermal LLC's plants are located on a geothermal field in Steamboat Hills, Nevada. They own buildings and improvements, generators, motors, switchgear and controls, production and injection wells and associated piping.

The Plymouth Facility is owned by Plymouth Cogeneration, a Delaware partnership, of which we own 50%. Plymouth Cogeneration owns plant and equipment associated with the cogeneration project including the engines, generators, boilers, switchgear, controls and piping.

The Lehi Facility is owned by LIPA, a Utah limited liability company, of which we own 50%. The property is in Lehi, Utah, and includes land, buildings and permits.

The USEnviro facilities are located in Newburgh, Indiana; Shelbyville, Kentucky; Monroe, Ohio; Murfreesboro and Knoxville, Tennessee, and the Chicago, Illinois area. The facilities in Newburgh and Shelbyville include buildings, processing equipment, storage tanks, controls and related piping and are considered in satisfactory condition. The facilities in Monroe, Murfreesboro and Knoxville are leased.

Our headquarters are located in a commercial office building in White Plains, New York under a lease expiring in November 2005. The Biogas operations are managed from leased headquarters in Avon, CT. We have no separate lease agreement for the Reno office space, but rental fees are included in the fees we pay to SB GEO for the operation and management of the project.

All our properties are in satisfactory condition and we believe that they are adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

We are engaged from time to time in legal proceedings, none of which are expected to materially affect our business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK

Our Common Stock trades on the NASDAQ Small Cap Market under the symbol USEY. The table below sets forth, for the periods indicated, the high and low sales prices for the Common Stock as reported by the NASDAQ
Small Cap Market.

                   U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES


                                                           Sales Price
                                                      ---------------------
                                                      High             Low
                                                      -----           -----
Eleven Months Ended December 31, 2000:
    First Quarter............................         $8.00           $2.63
    Second Quarter...........................          5.81            3.00
    Third Quarter............................          6.47            4.44
      Two Months Ended December 31, 2000.....          5.84            2.88
Fiscal Year Ended December 31, 2001:
    First Quarter............................         $5.25           $4.00
    Second Quarter...........................          8.09            4.59
    Third Quarter............................          6.66            4.00
    Fourth Quarter...........................          6.01            4.00
Fiscal Year Ended December 31, 2002:
    First Quarter (through March 28, 2002)...         $5.30           $3.30

On March 28, 2002, the last sale price of the Common Stock as reported on the NASDAQ SmallCap Market was $3.60.

HOLDERS

As of March 28, 2002 there were 613 holders of record of our Common Stock. We estimate that there are over 2,000 beneficial holders of our common stock.

DIVIDENDS

We have not paid cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. Our ability to pay cash dividends on our common stock may be limited by our outstanding shares of Series B, Series C and Series D Preferred Stock. Generally, these shares of preferred stock provide that no dividends may be paid on our common stock unless dividends have been set aside for the outstanding preferred stock. In addition, we may also be limited in our ability to pay dividends by various loan agreements that our subsidiaries have entered into which may limit their ability to distribute cash.

RECENT SALES OF UNREGISTERED SECURITIES

Our  plan  of  recapitalization,  which  previously  had  been  approved  by the stockholders, became effective on December 14, 2001. Accordingly, (1) the 1,138,888 shares of Series A Preferred Stock outstanding were exchanged for the same number of shares of Series D Preferred Stock with (i) dividends on the Series D Preferred Stock being 6% instead of the 9% on the Series A Preferred Stock, and (ii) the Series D Preferred Stock being entitled to the benefits of the dividend payment protection fund (i.e. a fund to ensure that a certain level of dividends on the Series D Preferred Stock are paid), and (2) we issued Series B Warrants to acquire 1,500,000 shares of our common stock at an exercise price of $4.00 per share. This transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

                   U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES

As previously noted, certain Biogas' subsidiary notes payable required the maintenance of restricted cash accounts. Further , our stockholders agreement with Cinergy Energy Solutions, Inc. provides that Biogas will distribute to its stockholders (i.e. ourselves and Cinergy Energy Solutions) dividends at the highest level permitted by applicable law, consistent with prudent business practices. Finally, with the approval of our plan of recapitalization, during the fourth quarter of 2001, the Company set apart approximately $1.6 million to ensure the payment of dividends on certain series of our preferred stock. Any funds required for these will not be available to us in our business.

In June 2001, the Financial Accounting Standard Board issued a Statement of Financial Accounting Standard, (SFAS) 142, Goodwill and Other Intangible Assets. Starting in Fiscal year 2002, SFAS 142 will require that goodwill no longer be amortized. Instead, a test for impairment on the recorded value of goodwill be conducted annually. Management does not believe the test will result in an impairment of goodwill.

We continue to evaluate current and forecasted cash flow as a basis for financing operating requirements and capital expenditures. We believe that we will have sufficient liquidity from cash flow from operations, access to the capital markets and working capital to satisfy all obligations under outstanding indebtedness, to finance anticipated capital expenditures and to fund working capital requirements for the next twelve months.

ITEM 6

MANAGEMENT'S DISCUSSION AND ANALYSIS  OR PLAN OF OPERATIONS

In  September,  2000 we changed our fiscal year end from  January 31 to December
31. Accordingly, the results of operations presented below compare the results for the twelve months ended December 31, 2001 ("Fiscal 2001") with the results for the eleven months ended December 31, 2000 ("Fiscal 2000"). Results vary significantly for the twelve months ended December 31, 2001 as compared to the prior year due primarily to the consolidation of acquisitions in 2001.


RESULTS OF OPERATIONS

Revenue and Operating Income Summary by operating units are as follows:

                                                                 FY 2001       FY 2001 Gains
                                   FY 2001        FY 2001       Operating      (losses) From
                                  Revenues       EBITDA(1)     Income (loss)   Joint Ventures
Business Groups/Units            ($ in 000's)  ($ in 000's)    ($ in 000's)    ($ in 000's)

Operations Group
U.S. Energy Biogas Corporation    $ 21,862       $  14,827      $  11,449

USE Canada Energy Corp.           $  4,710       $   1,553      $   1,244

U.S. Geothermal, LLC              $  7,044       $   4,081      $   3,865

U.S. Energy Environmental Corp.   $  4,913       $     376      $    (165)

Total Group                       $ 38,529       $  20,858      $  16,393

Corporate Group
U.S. Energy Systems               $      0       $  (2,210)     $  (2,407)     $          83

Total  Company                    $ 38,529       $  18,648      $  13,896      $          83

1 EBITDA calculations for each business unit are described under Selected Operations Informations

                   U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES


Revenues and expenses from Biogas and USE Canada are accounted for beginning on their effective acquisition dates of May 1, 2001 and June 12, 2001, respectively. All other business units reflect the full twelve month period. Investments in joint ventures are accounted for under the equity method of accounting, and accordingly, revenues and expenses of these investments are not included in our consolidated statements of operations.

Total Company's 2001 fiscal revenues increased by more than 350% over fiscal 2000. Revenues and expenses of the Operations Group increased primarily due to the consolidation of two significant acquisitions, which are now held under Biogas and USE Canada. Higher than average electricity prices during the beginning of the year at our geothermal operations also increased overall operations group revenues.

Income before taxes was $6,995,000 in fiscal 2001, up from $185,000 in 2000. Total operating expenses and general and administrative expenses for the Company increased by $12,194,000 to 16,013,000 and by $1,353,000 to $3,968,000,
respectively, from the prior year period.

Gains from investments and joint ventures decreased from $117,000 in Fiscal 2000 to $83,000 in Fiscal 2001 mainly due to the one time sale of equipment at Lehi in 2000.

Interest expense increased significantly due mainly to the issuance and consolidation of approximately $76 million in non recourse project financing in connection with the acquisition of Biogas and USE Canada.

Provision for income taxes resulted in a tax provision for fiscal 2001 of $390,000. The effective tax rate was approximately 40% for fiscal 2001. The Company has a NOL carry forwards of $3,036,000 which are subject to limitation under Section 382 of the IRS code.

The following is a breakdown of selected categorized costs for Fiscal 2001 is as follows:

                                                     Fiscal 2001        Fiscal 2000
                                                     -----------        -----------
Operating expense ...............................    $16,013,000        $ 3,819,000
General and Administrative Expenses
    Salaries and consulting fees ................      1,344,000          1,325,000
    Legal and professional fees .................        430,000            479,000
    Corporate insurance .........................        278,000            190,000
    Corporate expenses ..........................        275,000            189,000
    Other general and administrative ............      1,641,000            432,000
Depreciation and amortization ...................      4,735,000            625,000
                                                     -----------        -----------
     Total ......................................    $24,716,000        $ 7,059,000
                                                     ===========        ===========

Included in general and administrative expenses were payroll costs and consulting fees of $1,344,000 in Fiscal 2001 compared to $1,325,000 in Fiscal 2000. The cost was incurred primarily in the management of operations and to further business development. Other general and administrative expenses increased from $432,000 to $1,641,000 as a result of our growing operations and include significant other general and administrative expenses incurred in the operating subsidiaries.

                                                                                Corporate
                                                              Operations        and Other          Total
                                                             -----------       -----------      -----------
Operating expense ........................................   $15,738,000       $   275,000      $16,013,000
General and administrative expenses ......................     1,951,000         2,017,000        3,968,000
Depreciation and amortization ............................     4,537,000           198,000        4,735,000
                                                             -----------       -----------      -----------
                                                             $22,226,000       $ 2,490,000      $24,716,000
                                                             ===========       ===========      ===========

A comparable breakdown for Fiscal 2000 showed as follows:

                                                                                Corporate
                                                              Operations        and Other          Total
                                                             -----------       -----------      -----------
Operating expense ........................................   $ 3,819,000                 0      $ 3,819,000
General and administrative expenses ......................       629,000       $ 1,986,000        2,615,000
Depreciation and amortization ............................       605,000            20,000          625,000
                                                             -----------       -----------      -----------
                                                             $ 5,053,000       $ 2,006,000      $ 7,059,000
                                                             ===========       ===========      ===========

Expenses of the operating group increased by $17,173,000 primarily as a result of the acquisition of Biogas and USECanada.

Interest income increased to $996,000 in Fiscal 2001 from $536,000 in Fiscal 2000 as a result of higher cash balances carried and the receipt of interest on notes receivable not in effect in the prior period. Dividends on preferred stock increased by $574,000, from $537,000 in Fiscal 2000 to $1,111,000 in Fiscal 2001, as a result of the issuance in July 2000 of an additional 861,110 shares of Series A Preferred Stock and the issuance in May 2001 of 100,000 shares of Series C preferred stock to finance the Biogas transaction. As a result of the approved Plan of Recapitalization, the Company's dividend rates on Series C and D (formerly Series A) were reduced effective December 14, 2001 from 9% to 6%.

A special adjustment to net income applicable to common stock used in the EPS calculation was required under the provisions of Emerging Issues Task Force Memo No. 98.5. In July 2000, an option to acquire additional shares of Series A Convertible Preferred Stock for $7,750,000 was exercised. Due to the requirements of Memo No. 98.5, the difference between the conversion price of the Preferred Stock and the market price of the Common Stock at the day of exercise was treated as a non-cash dividend, which is shown on the Consolidated Statement of Operations as a dividend on beneficial conversion of preferred stock. There is an immediate offset in other equity accounts, so that there is no net effect on Stockholder's Equity from this required non-cash and non-operating adjustment.

                   U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES

SELECTED OPERATING INFORMATION

Set forth below is selected pro forma operating information for our current operations for which results are consolidated in our statement of operations. Because Biogas and USE Canada were acquired during the middle of fiscal year 2001, we do not have comparable results in the prior year to report.

Our current operations are comprised of an operations group and a corporate group. The operations group's investments are held at subsidiaries, which we consolidate into our statement of operations. USE Canada holds our Canadian district energy outsourcing investments. Our biogas and geothermal operations are held at Biogas and Geothermal, LLC, respectively, and our environmental group is held at USEnviro. Our corporate management and unconsolidated investments in small energy related projects, financial advisory and risk management businesses comprise our corporate group.

USE Canada Energy Corp.

We own and operate two district energy outsourcing systems that utilize combined heat and power technology and in one case renewable fuels. The projects are located in Charlottetown, Prince Edward Island, Canada, "(PEI") and London, Ontario, ("London") Canada. The London project has more than seventy customer contracts comprised of

                   U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES


a mix of commercial and government-related buildings with a remaining 7 year weighted average revenue contract duration. Two contracts representing more than 28% of revenues include the local municipal utility and city convention center.

P.E.I. has more than 100 customer buildings with 80% of revenue being generated from high quality credit counterparties, including the provincial government and local health and educational institutions. The four primary revenue contracts at PEI have more than twenty (20) years remaining before they expire and the remaining weighted average duration of all revenue contracts is 17 years. Small customers tend to have short-term contracts in the range of two years or less.

Contract revenues typically escalate at rates of CPI and fuel price is typically passed through to customers in both systems, which reduces commodity price risk to USE Canada. Customer losses are rare and the systems experience net customer growth.



Operating Results - USE Canada. (US$ in 000's)
--------------------------------------- ---------------------------------------
Consolidated                                     FY 2001(6.5 months)(1)
--------------------------------------- ---------------------------------------
Revenues:
--------------------------------------- ---------------------------------------
     Steam, Hot  and Chilled  Water:
--------------------------------------- ---------------------------------------
                     Energy                               $1,387
--------------------------------------- ---------------------------------------
                    Capacity                              $2,275
--------------------------------------- ---------------------------------------
     Electricity:
--------------------------------------- ---------------------------------------
                     Energy                               $  333
--------------------------------------- ---------------------------------------
                    Capacity                              $   84
--------------------------------------- ---------------------------------------
     Other Revenue(2)                                     $  631
--------------------------------------- ---------------------------------------
 Total Revenue                                            $4,710
--------------------------------------- ---------------------------------------

--------------------------------------- ---------------------------------------
Consumables:
--------------------------------------- ---------------------------------------
            Gas                                           $  988
--------------------------------------- ---------------------------------------
             Biomass                                      $  124
--------------------------------------- ---------------------------------------
             Energy From Waste                            $    0
--------------------------------------- ---------------------------------------
             Oil                                          $  156
--------------------------------------- ---------------------------------------

--------------------------------------- ---------------------------------------
Operating Expenses:
--------------------------------------- ---------------------------------------
           Fixed  O&M                                     $1,300
--------------------------------------- ---------------------------------------
          Variable O&M                                    $  182
--------------------------------------- ---------------------------------------
   General and Administrative                             $  407
--------------------------------------- ---------------------------------------

--------------------------------------- ---------------------------------------
EBITDA(3)                                                 $1,553
--------------------------------------- ---------------------------------------

--------------------------------------- ---------------------------------------
Depreciation                                              $  311
--------------------------------------- ---------------------------------------
Net Interest Expense                                      $  236
--------------------------------------- ---------------------------------------

--------------------------------------- ---------------------------------------
Maintenance Capital Expenditures                          $    0
--------------------------------------- ---------------------------------------
Growth Capital Expenditures                               $  196
--------------------------------------- ---------------------------------------

1 Operating Results From Date of Acquisition

2 Waste Processing Fees

3 EBITDA equals Total Revenues Minus Total Consumables and Operating Expenses

                   U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES


Performance Metrics -USE Canada

---------------------------------------- ---------- ----------------- --------------------- ---------------------
                                                      PEI-FY 2001        London-FY 2001       Consolidated
---------------------------------------- ---------- ----------------- --------------------- ---------------------
SPREAD ANALYSIS                                       (6.5 months)        (6.5 months)          (6.5 months)
---------------------------------------- ---------- ----------------- --------------------- ---------------------
Cost of Fuel and Variable O&M as a                           60%                 96%                   84%
percentage of Variable Energy
Revenues(1)
---------------------------------------- ---------- ----------------- --------------------- ---------------------

---------------------------------------- ---------- ----------------- --------------------- ---------------------
Fixed O&M and Debt Service as a                              59%                 90%                   65%
Percentage of Capacity Revenues(2)
---------------------------------------- ---------- ----------------- --------------------- ---------------------
Production Analysis
---------------------------------------- ---------- ----------------- --------------------- ---------------------
Steam Production, Net                       MWh          21,816              43,804                65,619
---------------------------------------- ---------- ----------------- --------------------- ---------------------
Hot Water Production, Net                   MWh          33,816                  NA                33,816
---------------------------------------- ---------- ----------------- --------------------- ---------------------
Chilled Water Production, Net               MWh              NA               5,155                 5,155
---------------------------------------- ---------- ----------------- --------------------- ---------------------
Electricity Production, Net                 MWh           2,039              10,394                12,433
---------------------------------------- ---------- ----------------- --------------------- ---------------------

---------------------------------------- ---------- ----------------- --------------------- ---------------------
Consumables:
---------------------------------------- ---------- ----------------- --------------------- ---------------------
Gas                                         MWh              NA              80,732                80,732
---------------------------------------- ---------- ----------------- --------------------- ---------------------
Biomass                                     MWh          39,121                  NA                39,121
---------------------------------------- ---------- ----------------- --------------------- ---------------------
Energy From Waste                           MWh          45,406                  NA                45,406
---------------------------------------- ---------- ----------------- --------------------- ---------------------
Oil                                         MWh           6,810                  NA                 6,810
---------------------------------------- ---------- ----------------- --------------------- ---------------------

---------------------------------------- ---------- ----------------- --------------------- ---------------------
Production Efficiency, Net(3)             Percent            63%                 74%                   68%
---------------------------------------- ---------- ----------------- --------------------- ---------------------

1 Variable energy revenues are the sum of steam, hot and chilled water, and electricity energy sales

2 Capacity revenues are the sum of steam, hot and chilled water, electricity capacity sales and waste processing fees

3 Production efficiency, net is the total energy output in MWh equivalent divided by the total fuel input in MWh equivalent

                   U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES


Based on our current contracts, we anticipate that we will be able to improve margins by improving operational efficiency through reducing operating and general and administrative costs and by adding new customers. Several capital improvements and cost reduction measures were identified as a part of our acquisition of these operations. The planned cost reductions are currently being undertaken which we expect will be followed by the implementation of the planned capital improvements in 2002.

The district energy operations in Canada are seasonal in nature. Higher heating sales in the winter season provide a substantial portion of the net income from these operations. Accordingly, the 2001 revenues, accounted for from the acquisition date of June 12, 2001, would approach 50% of normalized annual revenues. On the cost side, operations and maintenance expenses are generally spread over the year, while fuel costs are mainly incurred in the winter season. In P.E.I., the fixed operating costs constitute a major portion of total costs, while the fuel cost, which is incurred mainly in the winter season, is less than 10% of revenues. This is due to the use of inexpensive biomass and energy from waste. In London, the fixed operating cost is a smaller portion of total costs. Although the production efficiency is higher than in PEI, London's use of natural gas provides a higher fuel cost and a resulting lower margin than in P.E.I.

The general and administrative costs associated with the district energy operations are mainly related to operations management, sales growth, and accounting.


U.S. Energy Biogas Corporation

Our Biogas operations are ultimately owned under three different project level entities consisting of Gascos, Gencos and in certain cases, Transcos. Gascos are typically limited partnerships ("LPs") that are owned and controlled by the tax credit beneficiaries. Biogas usually retains a 1% general partner interest in the Gascos, but the LPs are not consolidated on its balance sheet. The Gascos own the methane gas collection systems and extraction rights at the landfills and generally carry no debt. Gascos are also the entities that qualify for
Section 29 tax credits for which the owner received a credit of $1.083/mmbtu in Fiscal 2001. The Section 29 tax credit is set by the U.S. Treasury annually. All of the Gascos generate Section 29 tax credit-related income to Biogas from (i) the sale of Gasco partnership interests to subsidiaries of Cinergy Corp. and/or A.J. Gallagher, executed in the form of an installment note, and (ii) from the ongoing annual production of methane gas which has been structured under a contingent note arrangement. The structure of the holdings of Biogas is typical for the industry. The Gencos are 100% owned subsidiaries of Biogas (except for Willow, Dolton and Avon which are 50/50 owned by Biogas and a subsidiary of A.J. Gallagher). The Gencos own the power generating equipment and sell power to various customers as described in Item 1 above. The Gascos sell the methane gas to the Gencos (or Transcos in the case of Cape May, Tucson and SPSA II) at approximately $0.47/mmbtu, subject to adjustment. Biogas owns and operates two Transcos and operates a third one (Cape May). The Transcos also purchase gas from Gascos, and transport the processed methane gas through its transmission systems to its customers. With regard to the Cape May project, Biogas receives a monthly operating fee and tax credit-related income from the associated Gasco. Gross margin of Biogas' Gencos (and owned Transcos) would be calculated by combining the power revenues and the tax credit related income while subtracting the cost of gas and the variable & fixed operating and maintenance ("O&M") costs.

Section 29 tax credits for biogas projects are currently available annually until December 31, 2007 based on an in-service date of on or before June 30, 1998. Biogas projects with in-service dates prior to 1993 will qualify for tax credit only through 2002. Biogas has six projects whose tax credits will expire at the end of 2002: Burlington, Amity, Oceanside, Onondaga, Oyster Bay and Smithtown. The expiration of these tax credits are not expected to have a material impact on Biogas. The Garland and Oyster Bay projects ceased operations in 2001. These projects is not expected to have an adverse impact on Biogas.

                   U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES


Operating Results - Biogas ($ in 000's)
------------------------------------- ----------------------------
Revenues:                                 FY 2001 (8 months)(1)
------------------------------------- ----------------------------
  Electricity Sales                             $10,789
------------------------------------- ----------------------------
  Gas Sales                                     $ 1,166
------------------------------------- ----------------------------

------------------------------------- ----------------------------
  O&M fee income                                $ 1,045
------------------------------------- ----------------------------
  Gain on sale of interests/rights(2)           $ 5,839
------------------------------------- ----------------------------
   Interest Income                              $ 1,479
------------------------------------- ----------------------------
   Other Income                                 $ 1,544
------------------------------------- ----------------------------

------------------------------------- ----------------------------
   Total Revenue                                $21,862
------------------------------------- ----------------------------

------------------------------------- ----------------------------
Operating Expenses:
------------------------------------- ----------------------------
        Landfill Gas costs                      $ 1,613
------------------------------------- ----------------------------
        Fixed O&M                               $ 2,054
------------------------------------- ----------------------------
        Variable O&M                            $ 2,177
------------------------------------- ----------------------------
        General and Administrative              $ 1,043
------------------------------------- ----------------------------
        Royalties                               $   147
------------------------------------- ----------------------------

------------------------------------- ----------------------------
EBITDA(3)                                       $14,828
------------------------------------- ----------------------------

------------------------------------- ----------------------------
 Depreciation/Amortization                      $ 3,379
------------------------------------- ----------------------------
 Interest Expense                               $ 4,734
------------------------------------- ----------------------------
 Minority Interest                              $ 2,778
------------------------------------- ----------------------------

------------------------------------- ----------------------------
 Maintenance Capital Expenditures               $ 1,885
------------------------------------- ----------------------------
 Growth Capital Expenditures                    $ 1,591
------------------------------------- ----------------------------

1 Operating results from date of acquisition

2 Income related to monetization of Section 29 tax credits

3 EBITDA equals Revenues minus Operating Expenses

Production Metrics - Biogas ($ in 000's)
--------------------------------------------------- --------------
                                                       FY 2001
                                                      (8 months)
--------------------------------------------------- --------------
Electricity Production (MWH)                            204,506
--------------------------------------------------- --------------
Gasco Production (MMBtu)                              3,393,874
--------------------------------------------------- --------------

--------------------------------------------------- --------------
Gas used for Gencos for Electricity (MMBtu)           2,249,564*
--------------------------------------------------- --------------
Gas sold to Transcos (MMBtu)                            460,684
--------------------------------------------------- --------------

--------------------------------------------------- --------------
Average Heat Rates (Btu/Kwh):
--------------------------------------------------- --------------
      14.4 MW Caterpillar Engines                        12,000
--------------------------------------------------- --------------
      21.7 MW Jenbacher Engines                          10,600
--------------------------------------------------- --------------
      16.0 MW Deutz Engines                              10,000
--------------------------------------------------- --------------
Average Availability (1)                                     85%
--------------------------------------------------- --------------
Average Capacity Factor, Net of Availability (2)             84%
--------------------------------------------------- --------------

* Estimate

1 Average Availability is the total amount of hours that each plant is available to run divided by the total hours in year and then averaging the quotients of each plant

2 Average Capacity Factor is calculated by dividing the actual kilowatt hours run by kilowatt hours available for each plant and then averaging the quotients of each plant

                   U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES


Our acquisition of Biogas brought a significant number of operating projects. While some of the operating projects are well established, many of the larger projects have recently achieved commercial operation or are in the process of being completed. Many of the new projects experienced high operating costs and low availability in Fiscal 2001. Availability represents the percentage of average total hours during the period that all our plants were available to run after taking into account downtime associated with both scheduled and unscheduled outages. In addition, at the time of the acquisition, Biogas had significant general and administrative costs, associated both with operations and growth.

In accordance with our business strategy, we are focusing on achieving increased efficiencies and performance in our new Biogas operations. Accordingly, during 2001, general and administrative costs were reduced as a smaller operating organization was established. Operating performance of the existing operations which utilize older technology has continued to be solid. Newly completed projects are undergoing performance optimization with full commercial operation expected during the second half of 2002. In addition, efforts are underway to enhance the gas production from existing well fields to allow the maximum utilization of existing generating capacity. With significant cost reductions achieved during 2001, the improvement program is now focused on production.

The general and administrative costs associated with the biogas operations are mainly related to operations management and accounting.

2001 capital expenditures were mainly associated with the completion of the new projects - Dolton, Toledo and SPSA/CIBA and maintenance capital expenditures.

U.S. Energy Geothermal, LLC

Operating Results ($'s in 000's)
-------------------------------------- --------------------- -------------------
                                             FY 2001               FY 2000(1)
-------------------------------------- --------------------- -------------------
Electricity Revenues                          $7,044                $5,046
-------------------------------------- --------------------- -------------------

-------------------------------------- --------------------- -------------------
Operating Expenses                            $2,963                $1,547
-------------------------------------- --------------------- -------------------

-------------------------------------- --------------------- -------------------
EBITDA(2)                                     $4,081                $3,499
-------------------------------------- --------------------- -------------------

-------------------------------------- --------------------- -------------------
Depreciation                                  $  216                $  154
-------------------------------------- --------------------- -------------------
Net Interest Expense                          $    0                $    0
-------------------------------------- --------------------- -------------------

-------------------------------------- --------------------- -------------------
Maintenance Capital Expenditures              $  820                  N.A.
-------------------------------------- --------------------- -------------------
Growth Capital Expenditures                   $  480                  N.A.
-------------------------------------- --------------------- -------------------

-------------------------------------- --------------------- -------------------

1 Eleven months ended December 31, 2000

2 EBITDA equals Electricity Revenues minus Operating Expenses, which excludes general and administrative costs which are part of corporate expenses

Geothermal LLC Production Metrics ($'s in 000's)
-------------------------------------- --------------------- -------------------
                                             FY 2001              FY 2000(1)
-------------------------------------- --------------------- -------------------

-------------------------------------- --------------------- -------------------
Production Sold, MWh                          63,764               42,048
-------------------------------------- --------------------- -------------------
Average  Sale Prices:                       $0.163/kWh           $0.091/kWh
-------------------------------------- --------------------- -------------------

-------------------------------------- --------------------- -------------------
Plant Availability:
-------------------------------------- --------------------- -------------------
         Steamboat 1 and 1A                    99%                  97%
-------------------------------------- --------------------- -------------------

-------------------------------------- --------------------- -------------------

1 Eleven months ended December 31, 2000

                   U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES


During the beginning of the year, the geothermal operations continued to benefit from high wholesale electricity market rates in the West. With a new geothermal turbine commissioned at the beginning of the year, production increased from the previous year. In early summer, energy prices fell and were for the remainder of the year close to the historical average. During the later part of the year, the operating margins were lower, even though the facility achieved a high level of reliability. Our corporate group provides general and administrative services to Geothermal LLC which are included in the accounts for the corporate group. The project currently has no debt.

Based on the historically high volatility of the project's contract revenues, the Company is planning to undertake a strategic evaluation of the facility.

U.S. Energy Environmental Corp.

Operating Results ($'s in 000's)
------------------------------ -------------------------- ----------------------
                                        FY 2001                 FY 2000(1)
------------------------------ -------------------------- ----------------------
Revenues                                $4,913                   $3,281
------------------------------ -------------------------- ----------------------

------------------------------ -------------------------- ----------------------
Operating Expenses                      $3,629                   $2,271
------------------------------ -------------------------- ----------------------
General & Administrative                $  908                   $  478
------------------------------ -------------------------- ----------------------

------------------------------ -------------------------- ----------------------
EBITDA(2)                               $  376                   $  532
------------------------------ -------------------------- ----------------------

------------------------------ -------------------------- ----------------------
Depreciation/Amortization               $  541                   $  451
------------------------------ -------------------------- ----------------------
Net Interest Expense                    $   76                   $   67
------------------------------ -------------------------- ----------------------

------------------------------ -------------------------- ----------------------
Maintenance Capital                     $  101                   $   98
Expenditures
------------------------------ -------------------------- ----------------------
Growth Capital Expenditures             $  126                   $  516
------------------------------ -------------------------- ----------------------

1 Eleven months ended December 31, 2000

2 EBITDA equals Revenues minus Operating Expenses and General and Administrative Expenses

The revenues of our environmental business grew by almost 50% during 2001 with the establishment of several new offices. During the same period, cost of sales grew by 56% and general and administrative expenses grew by 41%. With significant growth and a positive outlook for much of the year, US Enviro's operating income was, however, negatively impacted by the events of September 11 and a slowing economy. The developments in the later part of the year resulted in lower margins and uncollectible receivables from a major customer.

Based on the unit's outlook for the future and the current focus of the Company on energy outsourcing under long-term contracts, we are planning to undertake a strategic evaluation of the environmental business.

                   U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES


Corporate and Other

Pro Forma Operating Results ($'s in 000's)
------------------------------ -------------------------- ----------------------
                                        FY 2001                 FY 2000(1)
------------------------------ -------------------------- ----------------------
Revenues                               $      0                 $      0
------------------------------ -------------------------- ----------------------
Gains(losses) from JVs                 $     83                 $    117
------------------------------ -------------------------- ----------------------

------------------------------ -------------------------- ----------------------
Operating Expenses                     $    275                 $      0
------------------------------ -------------------------- ----------------------
General & Administrative               $  2,018                 $  1,991
------------------------------ -------------------------- ----------------------

------------------------------ -------------------------- ----------------------
EBITDA(2)                              $ (2,210)                $ (1,874)
------------------------------ -------------------------- ----------------------

------------------------------ -------------------------- ----------------------
Depreciation/Amortization              $    198                 $     20
------------------------------ -------------------------- ----------------------
Net Interest Expense                   $   (889)                $   (492)
------------------------------ -------------------------- ----------------------

------------------------------ -------------------------- ----------------------
Minority Interest                      $     34                 $      0
------------------------------ -------------------------- ----------------------
Dividends on Preferred                 $  1,111                 $    546
------------------------------ -------------------------- ----------------------

1 eleven months ended December 31, 2000

2 EBITDA equals Revenues plus Gains from JVs minus Operating Expenses and General and Administrative Expenses

The corporate group is essentially a cost center. General and administrative expenses, which remained approximately unchanged during the year, were incurred mainly in connection with our acquisitions of Biogas and USE Canada, senior management staffing, public filings, and also include the general and administrative costs associated with the geothermal operations. The corporate group also incurred operating expenses on behalf of the geothermal operations.

Depreciation and amortization expense increased from the prior year due to the amortization of deferred compensation expense and depreciation of new office equipment.

Net interest income increased due to income from higher cash balances.

                   U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES


DEBT SCHEDULE

The following schedule sets forth certain material terms of the Company's indebtedness on a consolidated basis: ($ in 000's)

-----------------------------------------------------------------------------------------------------------------
         Issuer/Lender         Current     LT Balance    Maturity   Interest Rate   Security       DSCR(1)
-----------------------------------------------------------------------------------------------------------------
  Debt - Biogas
-----------------------------------------------------------------------------------------------------------------
      J.Hancock- Series A        $ 2,574       $35,782      2014        9.47%       Project        1.25  TFQ
                                                                                   Assets(4)
-----------------------------------------------------------------------------------------------------------------
      J. Hancock- Series A2      $   161       $ 3,025      2014        9.37%       Project        1.25  TFQ
                                                                                   Assets(4)
-----------------------------------------------------------------------------------------------------------------
      J. Hancock- Series B       $   360       $ 9,383      2014     Libor +2.39%   Project        1.25  TFQ
                                                                                   Assets(4)
-----------------------------------------------------------------------------------------------------------------
      ABB Energy -Toledo(2)      $ 1,317       $     0      2002     Libor+ 5.0%    Project        1.25  TFQ
                                                                                   Assets(4)
-----------------------------------------------------------------------------------------------------------------
      ABB Energy - BC(3)         $   897       $ 8,248      2011       10.08%       Project        1.25  TFQ
                                                                                   Assets(4)
-----------------------------------------------------------------------------------------------------------------
      AJG Financial Services(2)  $ 5,000       $     0      2002        10.0%       Project        N.A.
                                                                                   Assets(4)
-----------------------------------------------------------------------------------------------------------------
      Cinergy Energy             $     0       $ 2,057      2011        20.0%      Unsecured(4)    N.A.
-----------------------------------------------------------------------------------------------------------------
       AJG Financial Services    $   391       $ 3,495      2007        9.00%      Unsecured(4)    N.A.
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
  Debt - USE Canada
-----------------------------------------------------------------------------------------------------------------
       Toronto Dominion          $   172       $13,681      2012        7.65%       Project        1.25 TFQ
                                                                                   Assets(4)
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
  Debt - US Enviro
-----------------------------------------------------------------------------------------------------------------
          Various Banks          $   341       $   381     2002-17    4% - 9.5%   Plant,equip(4)   N.A.
-----------------------------------------------------------------------------------------------------------------
          Line of Credit         $   345       $     0      2002        5.25%      All Assets(4)   N.A.
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
   Debt - US Energy
-----------------------------------------------------------------------------------------------------------------
     Convertible Sub
Debentures                       $     0       $   186      2004        9.0%      LIPA stock(4)   N.A.
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
  Total Debt - Other             $11,558       $76,238
                                 =======       =======
-----------------------------------------------------------------------------------------------------------------

     1) Trailing four quarters; minimum debt service coverage ratio (DSCR) required for cash distributions

2) To be replaced by long-term financing in 2002. Relates to the Toledo Project for ABB Energy and to the Morris Project for AJG Financial Services

3) Loan is accruing interest at a rate of 13.08% due to a technical default expected to be cured in the beginning of 2002.

                   U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES


RISKS RELATED TO US ENERGY:

We May Face Substantial Impediments to Completing Future Acquisitions and Development Projects.

Our future growth strategy depends on our ability to identify and acquire appropriate companies or energy projects, our ability to develop new energy projects, our ability to integrate the acquired and developed operations effectively and our ability to increase our market share. We cannot assure you that we will be able to identify viable acquisition candidates or development projects, that any identified candidates or development projects will be acquired or developed, that acquired companies or power facilities and developed projects will be effectively integrated to realize expected efficiencies and economies of scale, or that any acquisitions or development projects will prove to be profitable or be without unforeseen liabilities. In the event that acquisition candidates or development projects are not identifiable or acquisitions or development projects are prohibitively costly, we may be forced to alter our future growth strategy. As we continue to pursue our acquisition and development strategy in the future, our stock price, financial condition and results of operations may fluctuate significantly from period to period.

We Have Limited Available Capital, and we may Need Additional Financing in the Future.

We believe that our current and anticipated cash flow from operations and from the financing sources and transactions described herein will be sufficient to meet our anticipated cash requirements for the next twelve months; however, there can be no assurance in this regard. As of December 31, 2001 we had in excess of approximately $12,000,000 unrestricted cash available. If we were unable to generate cash flows from operations to fund our working capital needs, we would be required to obtain additional equity or debt financing to continue to operate our business. In addition, we anticipate that each project we acquire or develop will require us to raise additional financing, some of which may be in the form of additional capital.

There can be no assurance that this capital will be available to us, or if available, that it will be on terms acceptable to us. If additional funds are raised by issuing equity securities, significant dilution to existing stockholders may result. If additional financing for projects is not available on acceptable terms, we may have to cancel, decline or defer new projects. Any inability by us to obtain additional financing to meet cash or capital requirements, if required, may have a material adverse effect on our operations.

Our Subsidiaries Have Substantial Indebtedness and in Connection With Their Existing Indebtedness Have Agreed to Significant Restrictions upon Their Operations, Including Their Ability to Use Their Cash.

We have substantial debt that has been incurred to finance the acquisition and development of energy facilities. As of December 31, 2001, our total consolidated long term debt was $88 million, our total consolidated assets were $191 million and our stockholders' equity was $58 million. Whether we will be able to meet our debt service obligations and repay our outstanding indebtedness will be dependent primarily upon the performance of energy projects. The operating and financial restrictions and covenants in certain of our subsidiaries' existing debt agreements limit or prohibit their ability to engage in transactions outside the ordinary course of business and may limit their ability to pay dividends to the Company. We believe that our cash flow from operations, together with other available sources of funds, including borrowings under our existing borrowing arrangements, will be adequate to comply with the terms of our indebtedness. If cash flow is insufficient and refinancing or additional financing is unavailable, our respective subsidiaries may be forced to default on their indebtedness.

                   U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES


Although We Have Insurance It May Not Cover Every Potential Risk Associated With Our Operations.

Although we maintain insurance of various types to cover many of the risks that apply to our operations, including $3,000,000 of general liability insurance as well as separate insurance for each project and separate insurance for the operations of USEnviro, our insurance will not cover every potential risk associated with our operations. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on our financial condition and results of operations. Moreover, no assurance can be given that we will be able to maintain adequate insurance in the future at rates we consider reasonable.

We Have Issued Many Securities Convertible Into Shares of Our Common Stock and We Have Many Authorized but Unissued Shares of Our Common Stock.

We have issued shares of our preferred stock, options, warrants, and other securities convertible into shares of our common stock. In addition a substantial portion of shares issued in connection with the Zapco merger are subject to sales restrictions that will lapse on May 11, 2002. The market price of our common stock could drop significantly if the holders of these securities sell the underlying shares of common stock or the restricted shares issued to the Zapco stockholders or if the market perceives that they are intending to sell them. The possibility that substantial amounts of our common stock may be issued or freely resold in the public market may adversely affect prevailing market prices for our common stock, even if our business is doing well.

RISKS RELATED TO OUR ENERGY BUSINESS:

We Depend On Our Electricity And Thermal Energy Customers

Our energy facilities rely on one or more energy sales agreements with one or more customers for a substantial portion of their revenues. In addition, any material failure by any customer to fulfill it obligations under an energy sales agreement could have a negative effect on the cash flow available to us and on our results of operations.

The Energy Business is Very competitive and Increased Competition Could Adversely Affect Us.

In addition to competition from electric utilities in the markets where our projects are located, our energy business also faces competition from companies currently involved in the cogeneration and independent power market throughout the United States. Some of these companies are larger and better financed than we are. Although we believe that we will be entering segments of the marketplace where we will not face extensive competition, we cannot assure you that we will be able to enter these markets or that there will not be competition in such markets. Additionally, in recent years, such competition has contributed to a reduction in electricity prices in certain markets. While a majority of our projects enjoy the benefit of long-term fixed price contracts, projects based on market pricing, such as Steamboat 1 and 1 A, could experience adverse effects from downward competitive pressure on energy pricing. In addition, should any of the Company's fixed price contracts terminate or expire, the Company may have to negotiate new contracts or sell into the spot market in which case the prices it may obtain for energy will depend on market conditions at the time.

We Operate in an Emerging Industry and Have Limited Marketing Capabilities.

Although the energy markets in which we operate have been in existence for a number of years, they are still in the development stage. As is typically the case in an emerging industry, levels of demand and market acceptance for products and services are highly uncertain. Further, we have limited financial, personnel and other resources to undertake extensive marketing activities.

We May Experience Project Development Risks.

Our ability to develop new projects is dependent on a number of factors outside our control, including obtaining customer contracts, power agreements, governmental permits and approvals, fuel supply and transportation agreements, electrical transmission agreements, site agreements and construction contracts. We cannot assure you that we will be successful in obtaining these agreements, permits, and appraisals. Project development involves significant environmental, engineering and construction risks.

                   U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES


Our Business of Owning and Operating Power Plants and District Energy Systems Involves Considerable Risks.

The operation of energy generation facilities involves many risks, including the breakdown or failure of power generation, heating and cooling, equipment, transmission lines, pipes or other equipment or processes and performance below expected levels of output or efficiency. Although the facilities in which we are or will be involved contain some redundancies and back-up mechanisms, we cannot assure you that those redundancies or back-up mechanisms would allow the affected facility to perform under applicable power purchase and energy sale agreements. Renewable energy projects such as geothermal, biogas and biomass projects are dependent upon energy and fuel supplies, which may experience significant changes. Our energy projects, particularly our district energy systems, experience changes in revenue and expenses due to seasonality.

Garland Energy LLC, a subsidiary of Biogas is under contract with the City of Garland, Texas, to operate a sludge processing facility in Garland. The facility ceased operating in 2001. Biogas and the City of Garland are in discussions concerning the disposition of the facility and the contract.

With regards to the Steamboat geothermal power plants, owned by Geothermal LLC, certain net revenue royalty holders have questioned Geothermal LLC's method for calculating the royalties. Geothermal LLC and the revenue holders are in discussions with regards to the method employed.

We May Lose Our Status as a Qualifying Facility.

Under present federal law, we are not and will not be regulated as a holding company under the Public Utility Holding Company Act of 1935 ("PUHCA") as long as each power plant in which we have an interest is a qualifying facility under PURPA (the Public Utility Regulatory Policies Act). Under PURPA, a regulated electric utility company must purchase electricity at its avoided cost from an independent power plant which has qualifying facility status. The regulated electric utility company, which may have been required to purchase electricity from the power plant, could refuse to purchase that electricity once qualifying facility status was lost. In addition if we lost our status as a Qualifying Facility we would become subject to increased regulation under PUCHA.

A Significant Source of US Energy Biogas Revenues are Generated from Special Tax Credits Provided for the Sale of Landfill Gas to Third Parties and These Credits Will Expire.

Biogas benefits from Section 29 of the Internal Revenue Code of 1986, as amended. The Code provides that owners of biogas sites that collect and sell biogas as a fuel are permitted to reduce their annual federal income tax liability with a tax credit based upon the volume of the biogas sold to unrelated third parties. The credit is available for biogas produced at sites that had existing gas collection facilities in place by June 30, 1998. These annual credits are available for qualifying sites until December 31, 2007, except that projects which were in operation prior to 1993 qualify for the tax credits only through 2002. Therefore the universe of projects eligible for credits is limited. The unavailability of these credits for future biogas projects will make such future projects less appealing. The expiration of these credits for existing sites may make some biogas projects financially unviable. Legislation has been proposed to renew Section 29 credits, but it is uncertain whether this legislation will be enacted and what form its final form will be.

We May Be Unable to Acquire or Renew the Numerous Permits and Approvals Required to Operate Power Facilities And District Energy Systems.

The construction and operation of energy projects require numerous permits and approvals from governmental agencies, as well as compliance with environmental laws and other regulations. While we believe that we are in substantial compliance with all applicable regulations and that each of our projects has the requisite approvals, our projects require compliance with a varied and complex body of laws and regulations that both public officials and private individuals may seek to enforce. There can be no assurance that new laws or amendments to existing laws which would have a materially adverse affect will not be adopted, nor can there be any assurance that we will be able to obtain all necessary permits and approvals for proposed projects or that completed facilities will comply with all applicable permit conditions, statutes and regulations. In addition, regulatory compliance for the construction of new facilities is a costly and time consuming process which may necessitate substantial expenditures to obtain permits, and may create a significant risk of expensive delays or loss of value if a project is unable to function as planned due to changing requirements or local opposition.

                   U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES


We May Fail to Comply with Environmental Laws Which Could Result in Substantial Remediation Costs.

As is the case in all energy projects, strict environmental regulations established by federal, state and local authorities involving air and other emissions must be met. While we take reasonable precautions to ensure that applicable regulations are met and we do not undertake projects which do not or cannot meet these regulations, we cannot assure you that we are in continual compliance with all applicable regulations. Should a condition occur in which emissions standards at a specific project fall below allowable standards, there could be costs involved in remediating that condition. Additionally, as with all energy generation sites, there are standards for the safe handling of fuels and chemicals which must be met.

Biogas' Projects are Based Upon the Conversion of Gases Escaping From Landfill, and the Amount of Gas Diminishes Over Time.

Biogas develops owns and operates biogas projects by obtaining rights to the biogas from public or privately owned landfills. The decomposition of waste causes the release of methane gas, carbon dioxide, and other gaseous material into the ground and atmosphere. Landfills can emit biogas for more than 30 years. Landfills generally produce gas in increasing volumes during their initial years of operation and for several years after they are closed. Then the gas volume gradually declines over ensuing years. Therefore each project is likely to produce less revenue after the first years following the landfill closing, and may over time become unprofitable as the volume of gas continues to decline. Thus in many cases it is not profitable to maintain projects more than a certain number of years following the closing of the related landfill.

Biogas Illinois Projects Benefit From Special Illinois Rate Incentives. These Illinois Rate Incentives May No Longer Be Available.

Biogas Illinois-based biogas projects benefit from certain rate incentives provided under Illinois law (the "Illinois Retail Rate Law") to electric generating projects using certain renewable fuels. Such rate incentives permit Biogas to sell electricity generated from its Illinois projects at market rates on a profitable basis. Eligibility for the incentives under the Illinois Retail Rate Law is based on compliance with the requirements contained in the Illinois Retail Rate Law and related regulations. We believe we are in compliance with these requirements. However, Biogas would lose all or some of the benefits provided by the incentive if it were found to be in non compliance with these requirements, or as a result of modifications to the Illinois Retail Rate Law or its regulations or the expiration or repeal of the Illinois Rate Law. In such event, the revenues and profits from the affected Illinois projects may be adversely impacted.

Our International Investments May Face Uncertainties

We have investments in district energy systems in Canada and we may pursue additional international investments in the future. International investments are subject to unique risks and uncertainties relating to the political, social and economic structures of the countries in which we invest. Risks specifically related to investments in non-United States projects may include currency fluctuations, increased taxation, increased regulation, restrictions on foreign ownership and United States taxes on income earned abroad which is repatriated to the United States and in some cases, which is not repatriated to the United States.

Uncertain Conditions in the California Power Market Could Adversely Affect Our Performance

Under power purchase agreements with Sierra Pacific Power Company the price at which we sell power from our Steamboat 1and 1A plants is based on the wholesale electricity prices in California and other western markets. Significant fluctuation occurred in California's wholesale power prices during the period 2000-2001 which caused volatility in the revenues and profitability of our Steamboat 1 and 1A power plants during this period. In light of this volatility in the California wholesale market it is difficult to forecast the prices obtainable under our power purchase agreements with Sierra Pacific and therefore the revenue and profitability of the Steamboat 1 and 1A power plants.

                   U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES


RISKS RELATED TO OUR ENVIRONMENTAL BUSINESS:

Our Environmental Business Must Comply with a Variety of Laws and Regulations. Changes in these Regulations Could Adversely Affect Our Business.

Our environmental operations must comply with federal, state, territorial, provincial and local requirements which regulate health, safety, environment, zoning and land-use. Operating and other permits are generally required for transfer and storage facilities, some collection vehicles, storage tanks and other facilities owned or operated by us, and these permits can be revoked or modified and must be renewed. Although we believe that our facilities meet federal, state and local requirements in all material respects, we may be required to expend considerable time, effort and money to keep our existing or acquired facilities in compliance with applicable regulatory requirements, including new regulations, to maintain existing permits and approvals, and to obtain the permits and approvals necessary to increase our capacity. In addition, environmental regulatory changes could cause us to spend additional funds for corrective action for past and current operations at our facilities. We believe that each of our facilities has all necessary operating permits and that each permit will be renewed at the end of its existing term. However, the issuance or renewal of any permit could include conditions requiring further capital expenditures or corrective actions.

The United States Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") imposes liability on current and former owners and operators for damages to natural resources and the cleanup of sites from which there is a release or threatened release of a hazardous substance into the environment. Hundreds of substances are defined as "hazardous" under CERCLA and the release to the environment of these substances, even in minute amounts, can result in substantial liability. The statute provides for the remediation of contaminated facilities and imposes costs on the responsible parties. The expense of conducting this kind of cleanup can be significant. Even with our efforts to comply with applicable regulations and to avoid any unregulated release of hazardous substances to the environment, releases of these substances may occur as a result of our operations or those of our predecessors. Given the substantial costs involved in a CERCLA cleanup and the difficulty of obtaining insurance for environmental impairment liability, this liability could have a material impact on our business, financial condition and future prospects.

The Environmental Business is Very Competitive and Increased Competition Could Adversely Affect Us.

The environmental industry is highly competitive. Our environmental business competes with local, regional, and national companies of varying sizes, as well as counties and municipalities that maintain their own operations. We cannot predict whether future competitive conditions will have a material effect on our business, financial condition or future prospects.

Our Environmental Business Is Cyclical and Economic Slow Downs in the Business Cycle Could Adversely Affect Us.

The environmental industry is cyclical, and is dependent upon industries which are cyclical. If those cyclical industries slow significantly, the business that we receive from those industries is likely to slow and our business would slow as a result. In addition, our business is somewhat seasonal with less activity in winter months due to difficult working conditions.

OTHER RISKS

The price of our common stock is volatile.

The market price for our common stock has been volatile in the past, and several factors could cause our stock could fluctuate substantially in the future for reasons related and unrelated to our performance. The current market price may not be indicative of future market prices.

LIQUIDITY AND CAPITAL RESOURCES

The consolidation of Biogas and USE Canada into our balance sheet resulted in an increase in our cash balance of $9,831,000 as of the dates of their acquisitions. At December 31, 2001, cash and equivalents totaled approximately $25,415,000, of which $10,658,000 was unrestricted, as compared to $5,435,000 of unrestricted cash at December 31, 2000. In connection with notes payable by certain biogas subsidiaries, the lender required these subsidiaries to maintain various restricted cash accounts, which, at December 31, 2001, amounted to $14,757,000. This amount also includes approximately $1.6 million of funds the Company set aside to ensure the payment of dividends on certain series of our preferred stock. These funds were set apart in conjunction with the approval of our plan of recapitalization.

During the twelve months ended December 31, 2001, cash flow of $39,201,000 from financing activities and $6,175,000 from operating activities, was used to fund $12,808,000 of investing activities, and provided the increase in cash. Major financing activities resulting in cash increases including the receipt of $7,741,000 in full payment for the subscription note receivable and $8,428,000 in proceeds from the exercise of options and warrants.

Cash flow from operating activities during the twelve months ended December 31, 2001 were primarily from net income of $6,605,000 as compared to $1,385,000 during the eleven months ended December 31, 2000.

We used $9,768,000 in acquiring additional equipment in the 2001 period as compared to $647,000 in the eleven months of the earlier year. Construction in progress used $1,108,000 cash in the current twelve month period.

Our consolidated working capital (including $14,757,000 of restricted cash at December 31, 2001) increased to $16,375,000 at December 31, 2001 from $6,973,000 at December 31, 2000.

We believe our cash position and projected cash flow from operations are sufficient to satisfy our commitments for the next twelve months.

                   U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES


ITEM 7. FINANCIAL STATEMENTS

See the Financial Statements and Independent Auditors' Report which are attached hereto as the "Financial Statement Appendix" on pages F-1 through F-28

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The required information is incorporated by reference from out definitive proxy statement to be filed with the SEC by April 30, 2002.

ITEM 10. EXECUTIVE COMPENSATION

The required information is incorporated by reference from out definitive proxy statement to be filed with the SEC by April 30, 2002.

                   U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The required information is incorporated by reference from out definitive proxy statement to be filed with the SEC by April 30, 2002.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The required information is incorporated by reference from out definitive proxy statement to be filed with the SEC by April 30, 2002.

ITEM 13. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

a. Exhibits.

Exhibit
Number                                 Description

2.1 Merger Agreement by and between the Company, USENVIRO Merger Corp., American Enviro-Services, Inc., and the Shareholders of American Enviro-Services, Dated as of August 4, 1997(4)

2.2 Subscription Agreement dated as of August 23, 2000, by and among U.S. Energy System Castlebridge, LLC ("USE Sub"), Kemper-Castlebridge, Inc., ("KC"), GKM II Corporation ("GKM") and Castlebridge Partners, LLC ("Castlebridge") (9)

2.3 Agreement and Plan of Reorganization and Merger dated as of November 28, 2000, by and among U.S. Energy Systems, Inc. ("US Energy"), USE Acquisition Corp. ("US Energy Sub"), and Zahren Alternative Power Corp. ("Zapco") (without schedules or exhibits) (the "Merger Agreement"). (11)

2.4       Amendment No 1 dated December 11, 2000 to the Merger Agreement (11)

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

                   U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES


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

                   U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES


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

10.42 Limited Recourse Promissory Note dated July 31, 2000 issued by Energy Systems Investors, L.L.C. in favor of the Company (10)

10.43 Stockholders' and Voting Agreement dated as of November 28, 2000 by and among AJG Financial Services, Inc., Bernard Zahren, Environmental Opportunities Fund, Environmental Opportunities Fund/Cayman, Finova Mezzanine Capital Corp., Frederic Rose, M & R Associates, Martin F. Laughlin, Michael J. Carolyn and Richard J. Augustine (collectively, the "Zapco Stockholders"), US Energy, Cinergy Solutions, Inc. ("Cinergy Solutions") and certain stockholders of US Energy. (11)

10.44     Termination  Fee Agreement  dated as of November 28, 2000 by and among
          US  Energy,  Zapco  and  Cinergy  Energy  Solutions,   Inc.  ("Cinergy
          Energy"). (11)

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

                   U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES


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

(11) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended October 31, 2000.

(12) Incorporated by reference to the Company's Registration Statement on Form S-3 filed on February 20, 2001.

(13) Incorporated by reference to the Company's Current Report on Form 8-K dated May 4, 2000.

(14) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended January 31, 1999.

REPORTS ON FORM 8-K

A report on Form 8-K was filed during the period ended December 31, 2001 , dated June 11, 2001, disclosing, under Item 2, that USE Acquisition Corp. acquired Trigen Canada Company.

A report on Form 8-K was filed during the period ended December 31, 2000, dated September 22, 2000, disclosing under item 8, the change in our fiscal year and an amendment to a report on 8-K, dated August 23, 2000 and filed with the SEC on November 6, 2000, which under item 7, included the financial statement of Castlebridge Partners, LLC.

                    U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES

                                    CONTENTS


CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

   Independent auditors' report........................................     F-2

   Balance sheet as of December 31, 2001...............................     F-3

   Statements of operations for the year ended
       December 31, 2001 and for the eleven months
       ended December 31, 2000.........................................     F-5

   Statements of changes in stockholders' equity for
       the year ended December 31, 2001 and for the
       eleven months ended December 31, 2000...........................     F-6

   Statements of cash flows for the year ended
       December 31, 2001 and for the eleven months
       ended December 31, 2000.........................................     F-8

   Notes to financial statements.......................................     F-11

                    U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES


                          Independent Auditor's Report


Board of Directors and Stockholders
U.S. Energy Systems, Inc.
White Plains, New York


We have audited the accompanying consolidated balance sheet of U.S. Energy Systems, Inc. and subsidiaries as of December 31, 2001 and the related consolidated statements of operations and other comprehensive income, changes in stockholders' equity and cash flows for the year ended December 31, 2001 and the eleven month period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Energy Systems, Inc. and subsidiaries as of December 31, 2001, and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 2001 and the eleven month period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


/s/ Kostin, Ruffkess & Company, LLC
-----------------------------------

Kostin, Ruffkess & Company, LLC
Farmington, Connecticut

March 28, 2002

                    U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEET

                                                                                     December 31,
                                                                                         2001
                                                                                     ------------
ASSETS
Current assets:
    Cash .........................................................................   $ 10,658,000
    Restricted cash ..............................................................     14,757,000
    Accounts receivable (less allowance for doubtful accounts $580,000) ..........     10,597,000
    Installment sale partnership interest and interest receivable,
      current portion ............................................................      3,064,000
    Other current assets .........................................................      2,610,000
                                                                                     ------------
                                 Total current assets ............................     41,686,000

Property, plant and equipment, net ...............................................     71,612,000
Construction in progress .........................................................      2,339,000
Installment Sale Partnership Interest, less current portion ......................     17,168,000
Investments ......................................................................     10,026,000
Deferred costs, including debt issuance costs, net of accumulated amortization ...      5,237,000
Goodwill, net ....................................................................     30,639,000
Deferred tax asset ...............................................................     11,034,000
Other assets .....................................................................      1,768,000
                                                                                     ------------
                                 Total  assets ...................................   $191,509,000
                                                                                     ============
LIABILITIES
Current liabilities:
     Current portion long-term debt ..............................................   $  6,167,000
     Notes payable - stockholder .................................................      5,391,000
     Accounts payable and accrued expenses .......................................     12,705,000
     Deferred revenue installment sale partnership interest, current portion .....      1,048,000
                                                                                     ------------
                                 Total current liabilities .......................     25,311,000
                                                                                     ------------

Long-term debt - less current portion ............................................     70,686,000
Notes payable - stockholder ......................................................      5,552,000
Deferred revenue installment sale partnership interest, less current portion .....      7,229,000
Rate incentive liability .........................................................      9,581,000
Advances from joint ventures .....................................................        102,000
                                                                                     ------------
                                  Total liabilities ..............................    118,461,000
                                                                                     ------------

Minority interests ...............................................................     15,090,000
                                                                                     ------------

                 See notes to consolidated financial statements

                    U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES

                                                                                      December 31,
                                                                                          2001
                                                                                      -------------
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, authorized 10,000,000 shares:
     Series B, cumulative, convertible, issued and outstanding 368 shares ........   $          --
     Series C, cumulative, convertible, issued and outstanding 100,000 shares ....           1,000
     Series D, cumulative, convertible, issued and outstanding 1,138,888 shares ..          11,000
Common stock, $.01 par value, authorized 50,000,000 shares; issued 12,065,000 ....        121,000
Treasury stock, 114,700 shares of common stock at cost ...........................       (495,000)
Additional paid-in capital .......................................................      65,647,000
Accumulated deficit ..............................................................      (7,733,000)
Accumulated other comprehensive income ...........................................         406,000
                                                                                     -------------
                                  Stockholders' Equity                                  57,958,000
                                                                                     -------------
                                  Total liabilities and Stockholder's Equity .....   $ 191,509,000
                                                                                     =============

                 See notes to consolidated financial statements

                    U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES


                      CONSOLIDATED STATEMENT OF OPERATIONS
                         AND OTHER COMPREHENSIVE INCOME

                                                                                  Year              Eleven
                                                                                 Ended              Months
                                                                              December 31,    Ended December 31,
                                                                                  2001               2001
                                                                              ------------    ------------------
Revenues ..................................................................   $ 38,529,000      $  8,327,000

Costs and expenses:
   Operating expenses .....................................................     16,013,000         3,819,000
   General and administrative expenses ....................................      3,968,000         2,615,000
   Depreciation and amortization ..........................................      4,735,000           625,000
   (Gain) from joint ventures .............................................        (83,000)         (117,000)
                                                                              ------------      ------------
      Total costs and expenses ............................................     24,633,000         6,942,000
                                                                              ------------      ------------
Income from operations ....................................................     13,896,000         1,385,000

Interest income ...........................................................        536,000           996,000
Interest expense ..........................................................     (5,153,000)         (110,000)
Minority interest .........................................................     (2,744,000)               --
                                                                              ------------      ------------
Income before non-recurring items and taxes ...............................      6,995,000         1,811,000

Compensation arising from issuance of options to new management team ......             --         1,313,000
Provision for severance and repositioning of the Company...................             --           311,000
Litigation settlement costs ...............................................             --             2,000
                                                                              ------------      ------------
Income before taxes .......................................................      6,995,000           185,000

Income tax (expense) benefit ..............................................       (390,000)        1,200,000
                                                                              ------------      ------------

NET INCOME ................................................................   $  6,605,000      $  1,385,000
                                                                              ============      ============

Dividends on preferred stock ..............................................     (1,111,000)         (537,000)
Dividends on beneficial conversion of preferred stock .....................             --        (7,750,000)
                                                                              ------------      ------------

INCOME (LOSS)  APPLICABLE TO COMMON STOCK .................................   $  5,494,000      $ (6,902,000)
                                                                              ============      ============

INCOME (LOSS) PER SHARE OF COMMON STOCK:
   Income (loss) per share of common stock - basic ........................   $       0.57      $      (1.05)
                                                                              ============      ============

   Income (loss)per share of common stock - diluted .......................   $       0.39      $      (1.05)
                                                                              ============      ============

   Weighted average number of common stock outstanding - basic ............      9,656,000         6,602,310
                                                                              ============      ============
   Weighted average number of common stock outstanding - diluted ..........     16,818,000         6,602,310
                                                                              ============      ============

OTHER COMPREHENSIVE INCOME, NET OF TAX
   Net income (loss) ......................................................   $  6,605,000
   Foreign currency translation adjustment ................................        406,000
                                                                              ------------
      Total comprehensive income ..........................................   $  7,011,000
                                                                              ============


                 See notes to consolidated financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                 FOR ELEVEN MONTH PERIOD ENDED DECEMBER 31, 2000
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                        Preferred Stock        Preferred Stock
                                                           Series A               Series B          Treasury Stock
                                                      -------------------     ----------------    ------------------
                                                       Number                   Number            Number
                                                         of                       of                of                Subscription
                                                       Shares     Amount        Shares   Amount   Shares     Amount    Receivable
                                                      ---------  --------     ---------- ------   ------   --------- --------------
BALANCE - JANUARY 31, 2000.........................     277,778     3,000      509                (7,600)   (15,000)

Cash paid for fractional shares....................
Shares issued pursuant to anti-dilution
    Provision of agreement with Energy
    Systems Investors, LLC and Larry
    Schneider......................................
Shares issued for investment in Marathon
    Capital, LLC...................................
Shares issued in connection with investment
    In Castlebridge Partners, LLC..................
Shares issued to Cinergy Solutions.................
Shares issued to estate of former officer..........
Shares issued for conversion of Preferred
    Stock Series B.................................                          (111)        (*)
Shares issued for exercised warrants...............
Shares issued for exercised options................
Shares issued for the exercise of options on
    Preferred stock................................     861,110     8,000
Compensation arising from issuance of
    options to members of  new management team.....
Net income for the eleven months ended
    December 31, 2000..............................
Dividends on Preferred Stock:
    Series A.......................................
    Series B.......................................
Dividends on beneficial conversion of
    Preferred Stock Series A.......................
Stock subscription receivable on option exercised..                                                                  $ (7,741,000)
                                                      ---------- --------- --------            ----------- --------- ---------------
BALANCE - DECEMBER 31, 2000........................   1,138,888  $ 11,000      398                (7,600)  $(15,000) $ (7,741,000)

                                                      ========== ========= ========            =========== ========= ===============
                                                         Common Stock
                                                      -------------------
                                                       Number
                                                         of                      Additional
                                                       Shares     Amount      Paid-in Capital         Deficit          Total
                                                      ---------  --------     ----------------    --------------   -------------

BALANCE - JANUARY 31, 2000.........................   5,364,124         54,000       18,425,000      (7,973,000)     10,494,000

Cash paid for fractional shares....................          (5)                                                            (*)
Shares issued pursuant to anti-dilution
    Provision of agreement with Energy
    Systems Investors, LLC and Larry
    Schneider......................................       24,069          (*)               (*)                             (*)
Shares issued for investment in Marathon
    Capital, LLC...................................      200,000        2,000           960,000                         962,000
Shares issued in connection with investment
    In Castlebridge Partners, LLC..................      597,917        6,000         2,910,000                       2,916,000
Shares issued to Cinergy Solutions.................      583,333        6,000         3,494,000                       3,500,000
Shares issued to estate of former officer..........       25,000          (*)           125,000                         125,000
Shares issued for conversion of Preferred
    Stock Series B.................................       30,720          (*)                                               (*)
Shares issued for exercised warrants...............      689,650        7,000         2,751,000                       2,758,000
Shares issued for exercised options................      180,750        2,000           552,000                         554,000
Shares issued for the exercise of options on
    Preferred stock................................                                   7,741,000                       7,749,000
Compensation arising from issuance of
    options to members of  new management team.....                                   1,313,000                       1,313,000
Net income for the eleven months ended
    December 31, 2000..............................                                                    1,385,000      1,385,000
Dividends on Preferred Stock:
    Series A.......................................                                    (498,000)                       (498,000)
    Series B.......................................                                     (39,000)                        (39,000)
Dividends on beneficial conversion of
    Preferred Stock Series A.......................                                   7,750,000      (7,750,000)              0
Stock subscription receivable on option exercised..                                                                  (7,741,000)
                                                      -----------   -----------  ---------------   --------------  -------------
BALANCE - DECEMBER 31, 2000........................    7,695,558      $ 77,000      $45,484,000    $(14,338,000)    $23,478,000
                                                      ===========   ===========  ===============   ==============  =============

(*) Less than $1,000

                 See notes to consolidated financial statements

                    U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES

                      FOR THE YEAR ENDED DECEMBER 31, 2001
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)

                                                 Preferred Stock              Preferred Stock                 Preferred Stock
                                                    Series A                      Series B                       Series C
                                           --------------------------   ----------------------------   -----------------------------
                                              Number of                    Number of                      Number of
                                                Shares      Amount           Shares        Amount           Shares         Amount
                                           --------------------------   ----------------------------   -----------------------------
BALANCE - DECEMBER 31, 2000                    1,138,888    $11,000            398
Shares issued for exercised options
and warrants..............................
Redeemed subscription receivable..........
Deferred offering costs...................
Issuance of Series C Preferred Stock......                                                                 100,000         $1,000
Issuance of Common Stock..................
Conversion of Series B Preferred Stock....                                    (30)
Purchase of treasury stock................
Foreign currency translation adjustment...
Exchange of Series A Preferred Stock         (1,138,888)  ($11,000)
for Series D Preferred Stock..............
Issuance of Series D Preferred Stock......
Net income for the twelve  months ended
December 31, 2001.........................
Dividends on Preferred Stock:
   Series A...............................
   Series B...............................
   Series C...............................
   Series D...............................

                                           --------------------------   ----------------------------   -----------------------------
BALANCE - DECEMBER 31, 2001                                                   368                          100,000         $1,000
                                           ==========================   ============================   =============================


                                                  Preferred Stock
                                                      Series D                     Treasury Stock
                                           -----------------------------  -----------------------------
                                              Number of                      Number of
                                                Shares         Amount          Shares         Amount
                                           -----------------------------  -----------------------------
BALANCE - DECEMBER 31, 2000                                                    (7,600)    ($15,000)
Shares issued for exercised options
and warrants..............................
Redeemed subscription receivable..........
Deferred offering costs...................
Issuance of Series C Preferred Stock......
Issuance of Common Stock..................
Conversion of Series B Preferred Stock....
Purchase of treasury stock................                                   (107,100)    (480,000)
Foreign currency translation adjustment...
Exchange of Series A Preferred Stock          1,138,888        $11,000
for Series D Preferred Stock..............
Issuance of Series D Preferred Stock......
Net income for the twelve  months ended
December 31, 2001.........................
Dividends on Preferred Stock:
   Series A...............................
   Series B...............................
   Series C...............................
   Series D...............................

                                           -----------------------------  --------------------------
BALANCE - DECEMBER 31, 2001                    1,138,888       $11,000       (114,700)   ($495,000)
                                           =============================  ==========================

                 See notes to consolidated financial statements

                    U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES

                      FOR THE YEAR ENDED DECEMBER 31, 2001
      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)



                                                    Common Stock
                                        ----------------------------------
                                                                                            Accumulated
                                                                                               Other
                                        Subscription  Number of               Additional   Comprehensive  Accumulated
                                         Receivable    Shares      Amount  Paid in Capital     Income       Deficit        Total
                                        ------------ ----------- --------- --------------- ------------- ------------- -------------
BALANCE - DECEMBER 31, 2000              (7,741,000)   7,696,000 $ 77,000     $45,484,000                ($14,338,000)  $23,478,000
Shares issued for exercised options                    2,389,000   24,000       8,225,000                                 8,249,000
and warrants...........................
Redeemed subscription receivable.......   7,741,000                                                                       7,741,000
Deferred offering costs................                                          (480,000)                                 (480,000)
Issuance of Series C Preferred Stock...                                         2,999,000                                 3,000,000
Issuance of Common Stock -ZAPCO........                1,800,000   18,000       9,612,000                                 9,630,000
Issuance of Common Stock -ZRP..........                  171,000    2,000         918,000                                   920,000
Conversion of Series B Preferred Stock                     9,000
Purchase of treasury stock.............                                                                                    (480,000)
Foreign currency translation                                                                   $406,000                     406,000
adjustment ............................
Exchange of Series A Preferred Stock
for Series D Preferred Stock...........
Net income for the twelve  months ended                                                                      6,605,000    6,605,000
December 31, 2001......................
Dividends on Preferred Stock:
   Series A............................                                          (900,000)                                 (900,000)
   Series B............................                                           (30,000)                                  (30,000)
   Series C............................                                          (181,000)                                 (181,000)
   Series D............................

                                        ------------ ----------- --------- --------------- ------------- ------------- -------------
BALANCE - DECEMBER 31, 2001............               12,065,000 $121,000      65,647,000      $406,000  ($ 7,733,000)  $57,958,000
                                        ============ =========== ========= =============== ============= ============= =============



                 See notes to consolidated financial statements

                    U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                              Twelve               Eleven
                                                                                           Months Ended         Months Ended
                                                                                           December 31,         December 31,
                                                                                               2001                 2000
                                                                                          -------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .........................................................................   $  6,605,000          $  1,385,000
   Adjustments to reconcile net income to net cash provided by (used in)
    operating activities: .............................................................
      Depreciation and amortization ...................................................      4,735,000               625,000
      Equity in (gain) of joint ventures ..............................................        (83,000)             (117,000)
      Realized gains on installment sales .............................................     (2,946,000)                   --
      Minority interest ...............................................................       (155,000)                   --
      Deferred income taxes ...........................................................      1,754,000            (1,200,000)
      Write-down of assets ............................................................             --                56,000
      Shares issued to estate of former officer .......................................             --               125,000
      Compensation recognized for granting of stock options ...........................             --             1,313,000
      Changes in:
        Accounts receivable and other .................................................     (1,911,000)           (3,054,000)
        Spare parts inventory .........................................................     (1,571,000)                   --
        Project development costs .....................................................     (2,688,000)                   --
        Accounts payable and accrued expenses .........................................     (1,863,000)              666,000
        Deferred revenue and other ....................................................       (130,000)                   --
        Rate incentive liability ......................................................      3,933,000                    --
        Litigation settlement payable .................................................             --              (900,000)
        Life insurance proceeds, net of costs and expenses ............................             --               870,000
                                                                                          ------------          ------------
               Net cash provided by (used in) operating activities ....................      6,175,000              (231,000)
                                                                                          ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment purchases ...............................................................     (7,924,000)                   --
   Loans to Reno Energy LLC ...........................................................             --                (2,000)
   Distribution from Lehi Independent Power Associates, LC ............................             --               183,000
   Distribution from Plymouth Cogeneration Limited Partnership ........................             --                49,000
   Investment in Marathon Capital, LLC ................................................             --               (51,000)
   Investment in Castlebridge Partners, LLC ...........................................             --              (224,000)
   Acquisitions of property and equipment .............................................     (9,768,000)             (647,000)
   Dispositions of property and equipment .............................................         73,000                    --
   Construction in progress ...........................................................     (1,108,000)                   --
   Deferred financing costs ...........................................................        356,000                    --
   Deferred acquisition costs .........................................................             --              (278,000)
                                                                                          ------------          ------------
               Net cash used in investing activities ..................................    (12,808,000)             (970,000)
                                                                                          ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of partial redemption of convertible subordinated debentures ...............        (16,000)             (164,000)
   Payment of long-term debt ..........................................................    (16,957,000)             (163,000)
   Proceeds from long-term debt .......................................................     31,066,000               367,000
   Proceeds from sale of common stock .................................................      7,605,000             3,500,000
   Proceeds from notes receivable .....................................................      3,492,000                    --
   Proceeds from exercise of options and warrants .....................................      8,428,000             3,320,000
   Minority Investment ................................................................     11,500,000
   Payment for former stockholders ....................................................    (12,000,000)
   Subscriptions receivable ...........................................................      7,741,000                    --
   Purchase of treasury shares ........................................................       (480,000)                   --
   Dividends on preferred stock .......................................................     (1,111,000)             (537,000)
   Debt issuance costs ................................................................       (567,000)
   Advances from joint ventures .......................................................             --                12,000
                                                                                          ------------          ------------
               Net cash provided by financing activities ..............................     39,201,000             6,335,000
                                                                                          ------------          ------------

                    U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES

                                                                                              Twelve               Eleven
                                                                                           Months Ended         Months Ended
                                                                                           December 31,         December 31,
                                                                                               2001                 2000
                                                                                          -------------         ------------

NET INCREASE IN CASH ..................................................................     10,149,000             5,134,000
   Cash - beginning of year (including cash from acquisitions) ........................     15,266,000               301,000
                                                                                          ------------          ------------
   CASH - END OF YEAR .................................................................   $ 25,415,000          $  5,435,000
                                                                                          ============          ============

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
   Stock subscription receivable on option exercised ..................................   $         --          $  7,741,000
   Amortization of deferred financing costs ...........................................        480,000
   Conversion of Series B Preferred Stock .............................................             --                   (*)
   Issuance of Common Stock for investment interest in Marathon Capital, LLC ..........             --               962,000
   Issuance of Common Stock for investment interest in Castlebridge Partners, LLC .....             --             2,916,000
   Issuance of Common Stock pursuant to anti-dilution provision .......................             --                   (*)
   Issuance of Common Stock to estate of former officer ...............................             --               125,000
   Compensation arising from issuance of options to new management team ...............             --             1,313,000
   Issuance of Series C Preferred Stock ...............................................      3,000,000
   Issuance of Common Stock ...........................................................     10,550,000
   Debt assumed from acquisitions......................................................     73,000,000

 (*) Less than $1,000

                 See notes to consolidated financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   FOR THE YEAR ENDED DECEMBER 31, 2001 AND 11 MONTHS ENDED DECEMBER 31, 2000


 U.S. Energy Systems, Inc. and subsidiaries (collectively the Company) provides customer-focused energy outsourcing services, including the management, development, operation, and ownership of small-to-medium-sized energy facilities typically located in close proximity to our customers. Our customers include large retail energy consumers, such as industrial and commercial concerns, as well as local wholesale energy suppliers, such as utilities and marketers. The energy generation facilities in our portfolio utilize high efficiency combined heat and power ("CHP") technology and/or clean renewable fuels, such as biogas, biomass fuel and geothermal energy. We strive to integrate combined heat and power technology with renewable energy at an individual plant, when possible, to maximize efficiency and environmental benefits.

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies followed in the preparation of the financial statements are as follows:

     (1) Fiscal year. The fiscal year of the Company has been changed from January 31 to December 31 to conform to other companies in our industry and to our affiliates. As a result, the financial statements reported herein are for the year ended December 31, 2001, and are for the eleven months ended December 31, 2000.

     (2) Consolidation. The consolidated financial statements of the Company include the accounts of the Company and its wholly owned and majority-owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in the consolidation. Income attributable to the minority interest for the year ended December 31, 2001 was $2,744,000.

     (3) Statement of Cash Flows. For purposes of reporting cash flows, cash and cash equivalents include cash on hand and short-term investments maturing within ninety days.

      (4) Property, Plant and Equipment. Property, plant and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives ranging from 3 to 40 years with the power generation plants between 15 to 25 years.

     (5) Investments in Joint Ventures. Investments in joint ventures are accounted for under the equity method.

     (6) Goodwill and Other Long-Lived Assets. Goodwill represents the excess of the cost of acquired companies over the fair value of their tangible net assets acquired and is being amortized over 20 years using the straight-line method. The periods of amortization of goodwill and other long-lived assets are evaluated at least annually to determine whether events and circumstances warrant revised estimates of useful lives. This evaluation considers, among other factors, expected cash flows and profits of the business to which the goodwill and other long-lived assets relate. Based upon the periodic analysis, such assets are written down or written off if it appears that future profits or cash flows will be insufficient to recover their carrying values.

     (7) Per Share Data. Gain (Loss) per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the periods. In arriving at income available to common stockholders, preferred stock dividends have been deducted. Potential common shares have not been included due to their anti-dilutive effect in the period ended December 31, 2000.

     (8) Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from estimates

     (9) Fair Values of Financial Instruments. The estimated fair value of financial instruments has been determined based on available market information and appropriate valuation methodologies. The carrying amounts of cash, accounts receivable, other current assets, accounts payable and royalties payable approximate fair value at December 31, 2001 because of the short maturity of these financial instruments. The estimated carrying value of the notes receivable, notes payable - bank, long-term debt (mortgage and equipment notes payable) and the convertible subordinated debentures approximate fair value because the interest rates on these instruments approximate the market rates at December 31, 2001. The fair value estimates were based on information available

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   FOR THE YEAR ENDED DECEMBER 31, 2001 AND 11 MONTHS ENDED DECEMBER 31, 2000


to management as of December 31, 2001. If subsequent circumstances indicate that a decline in the fair market value of a financial asset is other than temporary, the financial instrument is written down to its fair market value. Unless otherwise indicated, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

     (10) Stock-Based Compensation The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employee's and discloses the pro forma effects on net loss and loss per share had the fair value of options been expensed. Under the provisions of APB No. 25, compensation arising from the grant of stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock.

     (11) Concentration of credit risk A significant portion of the Company's revenues are derived from investment grade utilities, and government and industrial customers. They have contracted with the Company to purchase energy over various terms. The concentration of credit in this business segment reduces the Company's overall credit exposure because these customers are investment grade, diversified and under contract.

     The Company maintains demand deposits in excess of $100,000 with individual banks. Amounts in excess of $100,000 are not insured by the Federal Deposit Insurance Corporation.

     (12)  Debt  issuance   costs  Debt  issuance   costs  are  amortized  on  a
straight-line basis over the terms of the related financing.

     (13) Deferred revenues Deferred revenues primarily represent gains to be recognized from the sale of the Company's limited partnership interests in certain partnerships, further described. The majority of the proceeds from the sale are to be paid in installments, the amount of which will be determined by production and other considerations; therefore, the gain will be recognized as payments are received.

     (14) Income taxes The Company uses the liability method of accounting for income taxes. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and the basis as reported in the consolidated financial statements. Differences in the timing of gain recognition and the utilization of tax net operating losses constitute the majority of the deferred tax asset. Income taxes have been accrued on the undistributed earnings of all subsidiaries.

     (15) Foreign Currency Translation The functional currency for nearly all of our foreign operations is the local currency. For these foreign entities, we translate income statement amounts at average exchange rates for the period, and we translate assets and liabilities at end-of-period exchange rates. We report exchange gains and losses on inter-company foreign currency transactions of a long-term nature in Accumulated Other Comprehensive Income.

     (16) Revenues are recognized upon delivery of energy or service.


NOTE B -- SUBSIDIARIES AND AFFILIATES

     (1) U.S. Energy Biogas Corporation. On May 11, 2001 we, together with Cinergy Energy Solutions, Inc. ("Cinergy Energy") acquired through a merger Zahren Alternative Power Corporation ("Zapco"), renamed U.S. Energy Biogas Corporation ("Biogas"). We own 54.26% and Cinergy Energy, a wholly owned subsidiary of Cinergy Corp. ("Cinergy") owns 45.74%. For its interest, Cinergy energy paid $11.5 million in cash. For our interest, we paid $0.5 million in cash, 1,800,000 shares of our common stock, 100,000 shares of our series C Preferred Stock, convertible into 500,000 shares of our common stock, and five years warrants to purchase 366,667 shares of our common stock at a price of $6 per share. Such payments were used in consideration on the merger. In addition, we together with Cinergy Energy, may pay $0.8 million in cash 18 months after the completion of the merger, that may be used as contingent additional merger consideration. The merger consideration is subject to certain adjustments.

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   FOR THE YEAR ENDED DECEMBER 31, 2001 AND 11 MONTHS ENDED DECEMBER 31, 2000


     We are entitled, prior to May 11, 2003, to acquire Cinergy Energy's interest in Biogas for approximately $14.6 million, and Cinergy Energy has the right, during that period, to convert its ownership in Biogas into an aggregate of 1,967,000 shares of our common stock. In either event, we would own 100% of Biogas.

     (2) USE Canada Energy Corp.("USECanada") On June 11, 2001 USE Canada Acquisition Corp., a wholly-owned Canadian subsidiary of the Company, purchased 100% of the issued and outstanding stock of Trigen Energy Canada Company, a Nova Scotia company subsequently renamed Trigen Energy Canada Limited, from Trigen-Canada Company, LLC for $ 17 million. USE Canada Acquisition paid the purchase price by paying $1.9 million in cash by delivering a 6-month $15 million promissory note guaranteed by AJG Financial Services, Inc. The Company paid AJG Financial Services a fee of $150,000 for providing the guarantee. The promissory note was paid in full on October 12, 2001 with proceeds from long-term financing provided by Toronto Dominion Bank . The financing is non-recourse to the Company. On October 5, 2001. Trigen Energy Canada was continued as a Canadian federal corporation and re-named USE Canada Energy Corp. On January 1, 2002, USE Canada Energy and USE Canada Acquisition amalgamated and continued as one corporation under the name USE Canada Energy Corp. The amalgamated corporation, USE Canada, is a wholly-owned, operating subsidiary of the Company.

USE Canada owns and operates two district energy systems located in Charlottetown, Prince Edward Island and in London, Ontario. The two district energy systems provide energy to a large number of customers in their respective service area. Most of the sales are under long term contracts with a remaining weighted average revenue contract duration of 13 years for the combined projects. At expiration, the contracts are typically renewed on terms that are competitive at that time.

     (3) U.S. Energy Geothermal, LLC. Our 95%-owned subsidiary, U.S. Energy Geothermal, LLC ("Geothermal LLC"), owns two geothermal power plants in Steamboat Hills, Nevada: Steamboat 1 and 1A. These plants produce electricity through a system in which hot water from the earth's sub-strata is used to generate electricity and then re-injected into the earth. The plants produce a combined seven megawatts of electric power, which is sold under long term power purchase agreements with Sierra Pacific Power Company ("Sierra"). Sierra is obligated to pay rates for the electric power generated by Geothermal, LLC that are based on the wholesale electricity prices at three western power exchanges - the California-Oregon Border, California PX and Palo Verde Exchanges.

     Pursuant to our agreement with Far West Capital, Inc. ("Far West"), which owns a five percent interest in Geothermal LLC, Far West is entitled to share in profits based upon a predetermined formula that has been reflected in 2001 earnings. After 2001, this agreement reduces Far West's share in profits to a diminimis amount. The facilities were built in 1986 and 1988 respectively. The day-to-day operations are provided by SB Geo, Inc. ("SB Geo"), a company in which the principals of Far West own a majority equity interest.

     Geothermal LLC is subject to certain royalty agreements which include royalty payments for steam extraction rights. In addition, one facility is required to make royalty payments equivalent to thirty percent of its net revenue after certain deductions. Total net revenue royalty payments made in 2001 was $695,000.

     (4) U.S. Energy Environmental Corp. American Enviro-Services, Inc., renamed U.S. Energy Environmental Corp. ("USEnviro"), is a primary supplier of a broad range of environmental services in the Midwestern United States, including environmental assessments, emergency response and environmental remediation. USEnviro currently services in excess of 2,000 customers annually.


NOTE C -- RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets. SFAS 142 will require that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. SFAS 142 is required to be applied starting with fiscal years beginning after December 15, 2001. The Company does not expect any impairment of goodwill upon adoption. Goodwill amortization was $955,000 in 2001.

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   FOR THE YEAR ENDED DECEMBER 31, 2001 AND 11 MONTHS ENDED DECEMBER 31, 2000

NOTE D -- RESTRICTED CASH AND RATE INCENTIVE LIABILITY

Biogas has ten operating projects in Illinois which are receiving an incentive for each kilowatt-hour of electricity sold to the local utility. In accordance with the incentive program, the utility has contracted with each project to purchase electricity for an amount in excess of the utilities' avoided cost (what it would otherwise pay for the generation of electricity) for a period of ten years. In turn, the utility receives a tax credit from the State of Illinois ("the State") equaling the amount of that excess. Biogas is obligated to repay the incentive to the State beginning ten years from the date the incentive is first received, over the following ten-year period, without interest.

Biogas is accounting for this incentive in a manner similar to an original issue discount whereby the amount to be repaid in the future is discounted to its net present value and the discount is amortized (as interest expense) over the ten-year period until repayment begins. The amount of power generation income recognized each period is equal to the avoided cost rate plus the difference between the gross incentive and the net present value of the gross incentive.

Biogas is required by its lender to escrow funds monthly for repayment of the incentive. The escrow account is classified as restricted cash. The amount deposited into escrow monthly contemplates an annual return sufficient to fund the full incentive as it becomes due. The lender requires a quarterly adjustment for actual returns.

The unamortized discount and the liability are shown net on the face of the financials as Rate incentive.

Additionally, Biogas is required to hold restricted cash in connection with its long-term debt facilities.

The Company has also Restricted Cash of $1,590,000 related to its obligations for Series A, Series B, Series C and Series D Preferred Stock dividends.

NOTE E -- TRANSACTIONS WITH AFFILIATES:

Biogas is a general partner in alternative energy and equipment finance transactions with related limited partnerships and collects management fees from the partnerships. Fees earned from such general partner undertakings amount to $126,000 for the year ended December 31, 2001. The amounts due from these affiliates included in Accounts receivable at December 31, 2001 total $93,000.

Prior to the year 2001, Zapco sold 12% of its rights to cash flows from six power generation projects and 9.6% of its rights to cash flows from two additional projects to ZFC Royalty Partners ("ZRP"). These sales of rights are an obligation payable out of cash flows achieved by the projects. The cash flow payments are subordinate to the required debt service for the projects, even though the cash flows are calculated without regard to debt payments. For the eight months ended December 31, 2001 royalty expense was $147,000 and the full amount remained payable at December 31, 2001. Approximately 31% of the amounts payable to ZRP revert back to Biogas and decrease its equity investment in ZRP. The balance of the ZRP ownership interest was purchased by U.S. Energy Systems, Inc. effective as of the date of the Zapco (May 11, 2001) merger.

NOTE F -- INSTALLMENT SALE PARTNERSHIP AND INTEREST RECEIVABLE

Installment sale partnership and interest receivable at December 31, 2001 consisted of the following:

                                                                                                      Current          Long-term
                                                                                    Interest Rate     Portion           Portion
                                                                                  ---------------- -------------     --------------

Installment  note  receivable  for  1999  sale  of  Gasco  interests
Secured by the interests .......................................................           9.47%      $1,630,000      $ 8,744,000
Fixed  installment  note receivable for 2001 sale of GASCO interests
secured by the interests .......................................................           6.00%         427,000        2,269,000
Contingent  installment  note  receivable  for  2001  sale of  Gasco
interests secured by the interests .............................................           6.00%         613,000        5,618,000
Notes  receivable  for sale of Barre,  MA project's  gas  collection
system and related assets, secured by the assets ...............................          10.00%          10,000          857,000

Contingent portion of Barre note receivable ....................................                                         (320,000)
                                                                                                     -----------      -----------
                                                                                                       2,680,000       17,168,000


Accrued interest receivable ....................................................                         384,000
                                                                                                     -----------

                                                                                                      $3,064,000      $17,168,000
                                                                                                     ===========      ===========

A Gasco project is a project level entity (normally a limited partnership for which Biogas or a Biogas subsidiary normally serves as general partner) which collects and sells biogas to an affiliated project level entity (a "Genco") which uses the biogas to generate electricity.

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   FOR THE YEAR ENDED DECEMBER 31, 2001 AND 11 MONTHS ENDED DECEMBER 31, 2000


Zapco sold its limited partnership interests in several Gasco's during December of 1999 to a current stockholder of the Company. The total sales price was approximately $22,000,000 including interest imputed at 9.47%. A down payment of approximately $4,285,000 was received in 1999. The balance of the sales proceeds will be received based on the actual gas production of the projects over the next six years. A gain on this sale of $201,000 was recognized in 2001 and the balance of deferred revenue of $4,721,000 remains to be recognized over the next six years. Zapco recognized the full amount of the gain on this transaction on its 1999 tax return. However, for financial statement purposes, and in accordance with accounting principles generally accepted in the United States of America, the sale is being treated as an installment sale with the gain being recognized over the term of the note receivable as payments are received.

In 2001, Zapco had a second sale of limited partnership interests in three other Gasco entities. The purchaser was AJG Financial Services. The total purchase price was approximately $12,300,000 including interest and consisted of a down payment of $1,000,000 and two long-term notes receivable; one calling for fixed quarterly payments of $145,000 and the other calling for contingent quarterly payments based on actual gas production. Both bear interest at 6% per annum. A gain of $2,308,000 was recognized in 2001 on the down payment and fixed note and an additional $204,000 of gain was recognized on the contingent note. Consistent with Accounting accepted in the United States for this transaction, the remaining deferred gain of $3,556,000 relates to the contingent note and will be recognized over the next six years as payments are received.


NOTE G -- PROPERTY, PLANT AND EQUIPMENT

Consolidated property, plant and equipment consist of the following at December 31, 2001:


Land .......................................................    $   440,000
Building ...................................................     10,708,000
Power Plants, distribution and transmission ................     67,567,000
Equipment ..................................................      4,350,000
Leasehold improvements .....................................         31,000
Office equipment and furnishings ...........................        550,000
Vehicles ...................................................      1,211,000
                                                               ------------
                                                                 84,857,000
Less accumulated
depreciation...............................................     (13,245,000)
                                                               ------------
                                                               $ 71,612,000
                                                               ============


Construction in progress at December 31, 2001:

Construction in progress of $2,339,000 at December 31, 2001 consisted of costs related to building the gas collection system at a site in Toledo, OH, and rebuilding the Dolton, IL. electricity generation facility.

NOTE H -- INVESTMENTS IN JOINT VENTURES

     (1) Plymouth  Envirosystems,  Inc. Our  wholly-owned  subsidiary,  Plymouth
Envirosystems, Inc., owns a 50% interest in Plymouth Cogeneration Limited Partnership ("Plymouth Cogeneration") which owns and operates a CHP plant producing 1.2 MW of electricity and 7 MW of heat at Plymouth State College, in Plymouth, New

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   FOR THE YEAR ENDED DECEMBER 31, 2001 AND 11 MONTHS ENDED DECEMBER 31, 2000


Hampshire. The Plymouth Facility provides 100% of the electrical and heating requirements for the campus, which is a part of the University of New Hampshire system, under a long-term contract.

     The day-to-day operations of the Plymouth Facility are managed by one of our partners in this project, and management decisions are made by a committee composed of representatives of the three partners in this project.

     (2) Lehi Envirosystems, Inc. Our wholly-owned subsidiary, Lehi Envirosystems, Inc. ("LEHI"), owns a 50% equity interest in Lehi Independent Power Associates ("LIPA"), which owns a cogeneration facility in Lehi, Utah (the "Lehi Facility") and the underlying real estate, hardware and permits to operate the Lehi Facility. The Lehi Facility has been dormant since 1990. The Company is currently considering re-equipping the facility or selling it.

     (3) Castlebridge Partners, LLC. On August 23, 2000, we issued 568,750 shares of our common stock to Castlebridge in exchange for an approximate 25% voting interest in Castlebridge, a capital markets and insurance consulting firm that focuses on commodity derivative markets. Castlebridge is a risk management firm specializing in risk management services for the energy and commodities industries.

     (4) Marathon Capital LLC ("Marathon"). We own preferred stock in Marathon, yielding a 9% annual dividend and convertible into a 31% common interest in Marathon. Marathon specializes in arranging financing for energy projects.

     (5) USE GEO Acquisition LLC (USE GEO). A district energy project under development and owned by Reno Energy LLC, if completed, will use geothermal energy for heating and cooling in Reno, Nevada. On June 29, 2001 USE Geothermal LLC,("USE Geothermal") a limited liability company, in which the Company held approximately an 89% interest, was merged into USE GEO Acquisition LLC. At the time of the merger, USE Geothermal LLC held an approximately $2 million convertible note in Reno Energy LLC. As a result of the merger, Marathon Energy LLC, an affiliate of Marathon Capital, LLC, which in turn is an affiliate of the Company, holds all the Class A interests in USE GEO, which are subordinated to class B interests and pay no dividends. As a result of the merger, we hold approximately 89% of the class B interests in USE GEO and the other former members of USE Geothermal hold approximately 11% of the Class B interests in USE GEO. USE Geothermal is deemed to have made a capital contribution to USE GEO of approximately $2 million. The Class B interests earn a preferred dividend of 5% per annum compounded annually and have a distribution and liquidation preference equal to any accrued unpaid preferred dividends plus their unreturned capital contribution. The Class B members are entitled generally following June 29, 2005 to convert their Class B interest into Class A interest in accordance with a formula based on the valuation of USE GEO at the time of such conversion. The Class B members are entitled generally following June 29, 2006 to require USE GEO to repurchase their Class B interest at a price equal to the lower of the distribution that would be payable to the Class B members on liquidation or the consideration the Class B members would receive on conversion of the Class B interest to Class A interest.

     (6) At acquisition, LEHI's equity in the net assets of LIPA was approximately $146,000 and Plymouth's equity in the net assets of Plymouth Cogeneration was approximately $668,000. The excess of purchase price over the underlying equities of LEHI and Plymouth have been allocated to the plants of LIPA and Plymouth Cogeneration, respectively, and is being amortized over the remaining life of such assets. At December 31, 2001, the estimated remaining life of the plants is as follows:

LIPA                             - buildings                 22 years
Plymouth Cogeneration            - plant                     15 years



The following is summarized financial information of Castlebridge Partners, LLC, LIPA and Plymouth Cogeneration as of December 31, 2001 and for each of the two-years in the period then ended:

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   FOR THE YEAR ENDED DECEMBER 31, 2001 AND 11 MONTHS ENDED DECEMBER 31, 2000

                                                                                 December 31, 2001
                                                                       ------------------------------------
                                                        Castlebridge       LIPA       Plymouth Cogeneration
                                                        ------------       ----       ---------------------
Current assets ........................................  $ 1,517,000   $    88,000         $     1,000
Property, plant and equipment at cost (net) ...........       19,000       227,000                  --
Other assets ..........................................    1,225,000             0             679,000
                                                         -----------   -----------         -----------
 Total assets .........................................    2,761,000       315,000             680,000
Current liabilities ...................................      (25,000)      (37,000)                 --
Long-term debt ........................................           --            --            (102,000)
                                                         -----------   -----------         -----------
Equity ................................................  $ 3,267,000   $  (278,000)        $   578,000
                                                         ===========   ===========         ===========
Share of equity in joint ventures .....................  $ 2,224,000   $   139,000         $   289,000
Investments in joint ventures in excess of equity .....      782,000       691,000             161,000
                                                         -----------   -----------         -----------
 Total investments in joint ventures ..................  $ 3,006,000   $   830,000         $   450,000
                                                         ===========   ===========         ===========

                                                                                                                  Plymouth
                                                        Castlebridge                    LIPA                    Cogeneration
                                                        ------------                    ----                    ------------
                                                      2001         2000(*)        2001          2000          2001         2000
                                                  -----------   -----------   -----------   -----------   -----------  -----------
Revenue ........................................  $   838,000   $    61,000   $     6,500         5,000   $ 1,426,000  $ 1,387,000
Net income (loss) ..............................  $   144,000      (261,000)  $    14,000   $   355,000   $   100,000  $    76,000
Equity in net income (loss) ....................  $   (35,000)  $   (66,000)  $     7,000   $   177,000   $    50,000  $    38,000
Amortization of purchase price over equity .....            0             0             0       (28,000)  $         0  $    (4,000)
                                                  -----------   -----------   -----------   -----------   -----------  -----------

Net gain (loss) from joint ventures ............  $   (35,000)  $   (66,000)  $     7,000   $   149,000   $    50,000  $    34,000
                                                  ===========   ===========   ===========   ===========   ===========  ===========

     * Four Months Ended December, 31

          (7) Investments

Our total investment in joint ventures as of December 31, 2001 was as follows:

                                                      December
                                                      31, 2001
                                                    -----------
Castlebridge Partners ............................  $ 3,006,000
LIPA .............................................      830,000
Plymouth Cogeneration ............................      450,000
USE GEO Acquisition LLC ..........................    2,470,000
Marathon Capital LLC .............................    1,011,000
ZFC Royalty Partners .............................      920,000
Various Holdings of USE BIOGAS ...................    1,339,000
                                                    -----------
                                                    $10,026,000
                                                    ===========

NOTE I -- NOTES PAYABLE AND LONG - TERM DEBT

As if December 31, 2001, the company's debt was as follows:

Debt Schedule Summary

($'s in 000's)
  Issuer/Lender                                  Current  LT Balance   Maturity   Interest Rate        Security        DSCR(1)
  -------------                                  -------  ----------   --------   -------------        --------        -------
Debt
   J. Hancock- Series A .....................    $ 2,574    $35,782       2014        9.47%        Project Assets(4)   1.25 TFQ
   J. Hancock- Series A2 ....................    $   161    $ 3,025       2014        9.37%        Project Assets(4)   1.25 TFQ
   J. Hancock- Series B .....................    $   360    $ 9,383       2014       Libor +2.39   Project Assets(4)   1.25 TFQ

   ABB Energy -Toledo2 ......................    $ 1,317    $     0       2002       Libor+5.0     Project Assets(4)   1.25 TFQ
   ABB Energy - BC3 .........................    $   897    $ 8,248       2011       10.08%        Project Assets(4)   1.25 TFQ
   Toronto Dominion .........................    $   172    $13,681       2012        7.65%        Project Assets(4)   1.25 TFQ
   Various Banks ............................    $   341    $   381    2002-17       4% - 9.5%        Plant,equip(4)       N.A.
   Line of Credit ...........................    $   345    $     0       2002       5 .25%            All Assets(4)       N.A.
   Convertible Sub Debentures ...............    $     0    $   186       2004         9.0%            LIPA stock(4)       N.A.
                                                 -------    -------
Total debt ..................................    $ 6,167    $70,686
                                                 -------    -------

Notes Payable - Stockholder
   AJG Financial Services ...................    $   391    $ 3,495       2007        9.00%               Unsecured(4)     N.A.
   AJG Financial Services(2) ................    $ 5,000    $     0       2002        10.0%          Project Assets(4)     N.A.
   Cinergy Energy ...........................    $     0    $ 2,057       2011        20.0%               Unsecured(4)     N.A.
                                                 -------    -------
Total notes payable - Stockholder ...........    $ 5,391    $ 5,552

Total .......................................    $11,558    $76,238
                                                 =======    =======

     1) Trailing four quarters; minimum debt service coverage ratio (DSCR) required for cash distributions

     2) Expected to be replaced by long-term financing in 2002. Relates to the acquisition of the Toledo project for ABB Energy and to the Morris Project for AJG Financial Services.

     3) Loan is currently accruing interest at a rate of 13.08% due to technical default expected to be cured in the beginning of 2002.

     4)   No recourse to the Company.

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   FOR THE YEAR ENDED DECEMBER 31, 2001 AND 11 MONTHS ENDED DECEMBER 31, 2000


The Company expects that its obligation for the next five years and for the period thereafter is:

    Year       Debt Schedule
------------ -------------------
    2002            $11,558,000
    2003            $ 4,768,000
    2004            $ 4,739,000
    2005            $ 4,794,000
    2006            $ 4,859,000
 Thereafter         $57,077,000
                     ----------

    Total           $87,796,000
                    ===========

NOTE J -- INCOME TAXES

The consolidated financial statements include a reduced provision for taxes due to the utilization of net operating loss carryforwards. The utilization of these operating losses resulted in tax savings of approximately $2,408,000 for the year ended December 31, 2001. The Company and its related entities have a consolidated deferred tax asset resulting from the recognition of future tax benefits of its net operating loss carry forwards and to the timing and recognition of the deferred gains resulting from the sales of certain limited partnership interests by one of its acquired subsidiaries. The Canadian operation has non -capital losses of approximately $18.7 million which expire in various years through the year 2007. The Corporate Parent Company has net operating loss carry forwards of approximately $ 3.0 million which can be used to offset future taxable income ,if any , and expire in varying amounts through the year 2007.

The deferred tax asset is broken down between the following business groups:

                                Year Ended           Year Ended
                             December 31, 2001    December 31, 2001
                             -----------------    -----------------
Biogas ....................      $ 6,067,000            $      --
USE Canada ................        3,767,000                   --
USE Corporate .............        1,200,000            1,200,000
                                 -----------            ---------
                                 $11,034,000            $1,200,00
                                 ===========            =========

The Company had a tax provision of $390,000 in 2001 versus a tax benefit of $1,200,000 in 2000. The tax benefit in 2000 resulted from the partial release of a valuation reserve against the tax asset. The tax provision in 2001 was largely a result of the sale of Section 29 Tax Credits by Biogas.

An analysis of the book provision at statutory rates would appear as follows:

                                Year Ended
                             December 31, 2001
                             -----------------
Income before taxes .......      $ 6,995,000
Statutory Rate ............               40%
Assumed Tax ...............        2,798,000
Benefit from utilization
of NOL's ..................       (2,408,000)
                                 -----------
Book tax provision ........      $   390,000
                                 ===========

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   FOR THE YEAR ENDED DECEMBER 31, 2001 AND 11 MONTHS ENDED DECEMBER 31, 2000


NOTE K -- STOCKHOLDERS' EQUITY

Preferred Stock, Series A and D. On March 23, 1998, we issued 250,000 shares of our Series A convertible preferred stock ("Series A Preferred"), par value $0.01 per share, for $2,250,000 ($9.00 per share).

We granted an option to Energy Systems Investors, LLC ("ESI"), an entity controlled by Lawrence Schneider and Henry Schneider, two of our executive officers and directors. The option was for the purchase of 888,888 shares of Series A Preferred at $9.00 per share ($8,000,000). The expiration date for the option was extended by one year to August 26, 2000, in consideration for ESI exercising a portion of the option and acquiring 27,778 shares for $250,000 on June 14, 1999.

In July, 2000, ESI exercised its option to acquire the remaining 861,110 shares of Series A Preferred for an aggregate purchase price of $7,749,990 (i.e. $9.00 per share). We received cash of $8,611 and $7,741,379 in the form of a one year limited recourse promissory note made by ESI in our favor. The note was paid in full in May, 2001. The principal amount of the note was retroactively reduced by the amount of the proceeds the Company received for the Series B Warrants.

In July 2000 we entered into a plan of recapitalization with the holders of our Series A Preferred Stock which was implemented on December 1, 2001. This provided for:

The exchange of the 1,138,888 shares of Series A Preferred Stock outstanding for the same number of shares of Series D Preferred Stock with (i) dividends on the Series D Preferred Stock being 6% instead of the 9% on the present Series A Preferred Stock, and (ii) the Series D Preferred Stock being entitled to the benefits of the dividend payment protection fund (i.e. a fund to ensure that a certain level of dividends on the Series D Preferred Stock are paid); the issuance of Series B Warrants to acquire 1,500,000 shares of our common stock (inclusive of the 431,505 Series B Warrants which were acquired by certain Zapco stockholders in connection with their acquisition of interests of one of the holders of the Series A Preferred Stock) at an exercise price of $4.00 per share, which warrants became exercisable when the plan became effective.

The plan of recapitalization became effective on December 14, 2001 after it was approved by our stockholders and after the Internal Revenue Service issued a private letter ruling that allowed for implementation of the Plan .

Each share of Series A Preferred was convertible into four shares of common stock, subject to certain anti-dilutive adjustments upon the occurrence of certain events. Redemption of the Series A Preferred was permitted after March 1, 2001, and conversion to common stock was required after March 1, 2006. These conditions now apply to the Series D Preferred.

Each share of Series D Preferred is entitled to the number of votes equal to $9.00 divided by the conversion price as of the record date, currently four votes per preferred share. The liquidation value of each share of Series D Preferred is equal to $9.00 plus accrued dividends, whether or not declared. The Series D Preferred will have a preference on liquidation equal to the liquidation value ($10,250,000 as of December 31, 2001).

Preferred Stock, Series C. On May 11, 2001, in connection with the Zapco merger, we issued 100,000 shares of our Series C Preferred Stock ("Series C Preferred") to certain stockholders of Zapco as part of the consideration in the merger which became effective on that date. The Series C Preferred is entitled to an aggregate of $3 million upon liquidation or other similar event, and provides for annual cash dividends in the aggregate amount of $270,000 annually until December 13, 2001, the date our Plan of Recapitalization became effective, and $180,000 annually thereafter. The Series C Preferred is convertible into an aggregate of 500,000 shares of our common stock (600,000 shares if 900 days after the merger, May 30, 2004, the average closing price of our common stock is less than $4.80) subject to anti-dilution adjustment ($3,000,000 as of December 31, 2001). A dividend protection fund is being set aside to ensure payment of dividends, into which the equivalent of two years' dividends are being placed ($360,000).

Warrants. In December 1996 a total of 3,690,000 five-year warrants, exercisable at $4.00, (the "$4.00 Warrants") were issued. Since date of issuance to December 31, 2001, a total of 2,240,432 had been exercised, bringing in an aggregate of $8,961,728 in capital. The remaining $4.00 warrants have expired.

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   FOR THE YEAR ENDED DECEMBER 31, 2001 AND 11 MONTHS ENDED DECEMBER 31, 2000

There were 114,000 warrants exercisable at $6.00 (the "$6.00 Warrants) outstanding at the beginning of 2001, due to expire in June, 2001. An aggregate of 30,000 warrants were exercised, and the remaining 84,000 warrants have expired.

On January 15, 2001, following a partial redemption of our convertible debentures, we issued a total of 22,426 warrants exercisable at $8.00 to holders of the debentures, as required by the terms of the debentures relating to redemptions.

On May 11, 2001 we issued to certain stockholders of Zapco five-year Series C Warrants to purchase 366,666 shares of our common stock at an exercise price of $6.00 per share.

In connection with the plan of recapitalization we issued 1,500,000 warrants to purchase our common stock exercisable at $4.00 per share.

As of December 31, 2001, we had warrants outstanding for the purchase of our common stock as follows:

                     Exercise
       Shares          Price         Expiration Date
    -----------    ------------    -------------------
       366,666        $6.00            May 1, 2011
        22,426        $8.00          January 1, 2004
     1,500,000        $4.00           July 30, 2005

1996 Stock Option Plan. The 1996 Stock Option Plan (the "1996 Plan") provides for the granting of nonstatutory options to purchase up to 1,000,000 shares of common stock to our officers, employees, directors and consultants. The 1996 Plan is administered by a committee appointed by the Board of Directors which, within the limitation of the 1996 Plan, determines the persons to whom options will be granted, the number of shares to be covered by each option, the duration and rate of exercise of each option, the exercise price and manner of exercise, and the time, manner and form of payment upon exercise of an option. Options granted under the 1996 Plan may not be granted at a price less than the fair value of the common stock, as determined by the committee on the date of grant, and will expire not more than ten years from the date of grant.

1997 Stock Option Plan. The 1997 Stock Option Plan (the "1997 Plan") provides for the granting of nonstatutory options to purchase up to 1,000,000 shares of common stock to our officers, employees, directors and consultants. The 1997 Plan has substantially the same terms and provisions as the 1996 Plan.

1998 Executive Incentive Compensation Plan. In August 1998, we adopted the 1998 Executive Incentive Compensation Plan (the "1998 Plan"). The 1998 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, deferred stock and other stock related awards and incentive awards that may be settled in cash, stock or property. The 1998 Plan is intended to supersede the 1997 Plan and the 1996 Plan (the "Pre-existing Plans"). Under the 1998 Plan, 1,500,000 shares of common stock may be subject to granting of awards, plus the number of shares with respect to shares previously granted under the Preexisting Plans that terminate without being exercised, and the number of shares that are surrendered in payment of any awards or tax withholding requirements.

The 1998 Plan is to be administered by a committee designated by the Board of Directors consisting of not less than two outside, nonemployee directors. The committee is authorized to select to whom awards will be granted, determine type and number of awards to be granted and the number of shares of common stock to which awards will relate and specify times at which awards will be exercisable or settleable.

2000 Executive Incentive Compensation Plan. The 2000 Executive Incentive Compensation Plan (the "2000 Plan") provides for the granting of stock options, stock appreciation rights, restricted stock, deferred stock and other stock related awards and incentive awards that may be settled in cash, stock or property. The total number of shares that may be issued under the 2000 Plan equals the sum of 10,000,000 shares plus the number of shares that are surrendered in payment of any award or any tax withholding requirements. All of these shares may be incentive stock options.

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   FOR THE YEAR ENDED DECEMBER 31, 2001 AND 11 MONTHS ENDED DECEMBER 31, 2000

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

During the calendar year 2001, options to acquire 1,282,000 shares of common stock were issued under the 2000 Plan. The majority of these options were issued in connection with the Zapco merger.

Stock Option Activity.     Stock option activity is summarized as follows:

                                                       Stock Option Activity, Year Ended 12/31/01
                                                    ------------------------------------------------
                                                          Year Ended           Eleven Months Ended
                                                       December 31, 2001        December 31, 2000
                                                    -----------------------   ----------------------
                                                                   Weighted                 Weighted
                                                                   Average                  Average
                                                                  Exercise                 Exercise
                                                      Shares        Price      Shares        Price
                                                    ----------   ----------  ----------   ----------
Options outstanding at beginning of year .........   6,507,675   $     3.39   2,672,200   $     2.93
Granted ..........................................   1,282,000         5.83   4,186,500         3.74
Cancelled ........................................    (118,000)        4.44    (170,275)        5.43
Exercised ........................................    (756,250)        2.63    (180,750)        3.07
                                                    ----------   ----------  ----------   ----------

Options outstanding at end of year ...............   6,915,425         3.90   6,507,675         3.39

Options exercisable at end of year ...............   6,905,425         3.90   2,760,675         2.91


The following table presents information relating to stock options outstanding at December 31, 2001:

                              Stock Option Activity, Year Ended 12/31/01
-----------------------------------------------------------------------------------------------------------
                                        Options Outstanding                       Options Exercisable
                                        -------------------                       -------------------
                                             Weighted        Weighted                              Weighted
                                             Average         Average                               Average
                                             Exercise       Remaining                              Exercise
Range of Exercise Price        Shares         Price       Life In Years        Shares               Price
-----------------------        ------         -----       -------------        ------               -----
$2.00 - $2.50                  708,500      $  2.39            4.2              708,500            $  2.39
$2.875 - $3.00               2,171,925         2.97            7.9            2,171,925               2.97
$3.25 - $3.875                  92,000         3.60            7.5               92,000               3.60
$4.00 - $5.00                2,688,000         4.13            8.4            2,688,000               4.14
$6.00 - $7.00                1,255,000         5.91            8.9            1,245,000               5.91
                             ---------                                        ---------
                             6,915,425                         8.1            6,905,425
                             =========                                        =========

The weighted average fair value of options at date of grant for grants during the year ended December 31, 2001 and the eleven months ended December 31, 2000 was $4.10 and $3.03 respectively. The fair value of the options at date of grant was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   FOR THE YEAR ENDED DECEMBER 31, 2001 AND 11 MONTHS ENDED DECEMBER 31, 2000

                                                         For The                         For The Eleven
                                                        Year Ended                        Months Ended
                                                    December 31, 2001                  December 31, 2000
                                                    -----------------                  -----------------
Risk-free interest rates..........................     4.79 - 5.29%                       6.04 - 6.44%
Expected option life in years.....................     5.00 - 10.00                       3.00 - 10.00
Expected stock price volatility...................         0.76                              0.76
Expected dividend yield...........................         0.00%                             0.00%

Had the company elected to recognize compensation cost based on the fair value of the options at the date of grant as prescribed by FASB 123, pro forma net profit or (loss) applicable to common stock during the year ended December 31, 2001 and the eleven months ended December 31, 2000 would have been $241,000 net profit and $ (8,226,000) net loss, respectively.

NOTE L -- COMMITMENTS AND CONTINGENCIES

We entered into an employment agreement with Lawrence I. Schneider under which he will serve as our Chief Executive Officer for a five year period starting May 10, 2000, subject to earlier termination upon the occurrence of certain events. Mr. Schneider assumed the position of Chairman from May 11, 2001, when Bernard Zahren bcame our Chief Executive Officer. Mr. Schneider is required to devote such time to our business as is reasonably necessary to perform his duties. His annual base salary is $180,000 subject to upward adjustment in the discretion of our board of directors. He also received a grant of non-qualified stock options for 1.75 million shares of our common stock (of which Mr. Schneider surrendered 500,000.) He is also to participate in our 2000 executive bonus plan and has the right to fringe benefits provided to our senior executives.

We have also entered into an employment agreement with Bernard Zahren which he will serve as our Chief Executive Officer for a five year period starting May 11, 2001, subject to earlier termination upon the occurrence of certain events. Mr. Zahren is required to perform his duties on a substantially full time basis. His annual base salary is $180,000 subject to upward adjustment in the discretion of our board of directors. He also received a grant of non-qualified stock options for 500,000 shares of our common stock.

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

We have also entered into an employment agreement with Allen Rothman under which he will serve as our General Counsel for a 3 year period starting September 4, 2001, subject to earlier termination upon the occurrence of certain events. Mr. Rothman is required to perform his duties on a substantially full time basis. His annual base salary is $140,000 subject to upward adjustment in the discretion of our board of directors. He also received a grant of non-qualified stock options for 92,500 shares of our common stock.

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   FOR THE YEAR ENDED DECEMBER 31, 2001 AND 11 MONTHS ENDED DECEMBER 31, 2000


The Company and its subsidiaries lease various office space, including the corporate headquarters located in White Plains, New York, under operating leases which expire on various dates. These lease commitments for the next five years are:

   Year      Commitment Schedule
------------ -------------------
   2002          $   327,000
   2003          $   299,000
   2004          $   265,000
   2005          $   250,000
   2006          $   212,000
Thereafter       $   208,000
                 -----------

  Total          $ 1,561,000
                 ===========

NOTE M -- RETIREMENT AND PROFIT SHARING PLAN:

Biogas has a 401(k) plan with a July 31 year-end covering all full time employees with one year of service with Biogas. The employees may defer up to 15% of their salaries up to the maximum contribution allowed under the Internal Revenue Code. Biogas has elected to match contributions up to $500 per employee. At December 31, 2001 for the plan year ended July 31, 2001, Biogas' contribution amounted to $16,305.

The USEnviro subsidiary has an incentive Match Plan (SIMPLE retirement plan). The plan covers substantially all of its employees. The USEnviro subsidiary matches employee contributions up to three percent of wages. The USEnviro subsidiary contributions totaled $24,375 for 2001 and $5,032 for 2000.


NOTE N -- RELATED PARTY TRANSACTIONS

Certain legal costs were incurred by us and paid to an entity of which a member of our board of directors is a partner. The amounts paid were $992,885 in the year ended December 31, 2001.

AJG GASCO TRANSACTION:

AJG Financial Services purchased all of the economic interests held by Biogas or its subsidiaries in four gas operating projects located in Illinois and Wisconsin (including Morris, Countryside, Brown County East and Brown County
West), including the related Section 29 tax credits. The approximate $12.3 million purchase price paid by AJG Financial Services consisted of (i) $1 million in cash payable at closing, and (ii) a contingent promissory note with a principal amount of $11,150,000, bearing interest at the rate of 6% per annum, payable in quarterly installments of principal and interest. This note is contingent upon the amount of Btus of landfill gas produced by the acquired projects in each calendar quarter through March 31, 2008. AJG Financial Services will also fund the annual capital and operating expenses for the projects through December 31, 2007, up to $1 million in the aggregate. The obligations of AJG Financial Services under the transfer documents and the notes is secured by its granting BMC Energy a security interest in AJG Financial Services' ownership interests in the projects. Immediately after completing the Biogas merger, AJG Financial Services and Cinergy Gasco completed the Cinergy Gasco transaction and the $11,150,000 note was replaced by the notes described below in the Cinergy Gasco transaction.

AJG GENCO TRANSACTION:

AJG Financial Services agreed with Biogas, that it will at Biogas' option, (i) maintain AJG's existing 50% limited partnership and limited liability company interests in five electrical generating projects developed by Biogas in Illinois, and (ii) acquire 50% of the limited liability company interests in the Morris and Countryside projects.

CINERGY GASCO TRANSACTION:

Following the completion of the AJG Gasco transaction and the merger, Cinergy Gasco purchased all of the partnership and limited liability company interests and tax credits AJG Financial Services acquired from Zapco and BMC Energy in the AJG Gasco transaction. The purchase price was structured to provide Cinergy Gasco with an internal rate of return of approximately 20%. The approximate $12.3 million purchase price paid by Cinergy Gasco consisted of (i) $3.3 million cash paid at closing, and (ii) two promissory notes in the aggregate principal amount of $9.0 million, bearing interest at the rate of 6% per annum, payable in quarterly installments of principal and interest. A portion of the purchase price represented by the notes, approximately $6.3 million is contingent upon the amount of Btus of landfill gas produced by the acquired projects in each calendar quarter through March 31, 2008. In addition to paying the purchase price, Cinergy Gasco also assumed AJG Financial Services' obligation to fund the annual capital and operating expenses for the projects through December 31, 2007, up to $1 million in the aggregate. Biogas and BMC Energy also have the right to have the promissory note payments made directly to them from Cinergy Gasco, through an assignment from AJG Financial Services. Cinergy Solutions Holding Company guaranteed Cinergy Gasco's obligations relating to the Cinergy Gasco transaction.

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   FOR THE YEAR ENDED DECEMBER 31, 2001 AND 11 MONTHS ENDED DECEMBER 31, 2000


ENERGY SYSTEMS INVESTORS TRANSACTION

Energy Systems Investors, LLC, which is controlled by Lawrence Schneider sold to Zapco's stockholders, AJG Financial and Bernard Zahren immediately before the merger 223 of Energy Systems Investors' 776 Class A interests. As part of the same transaction, the Zapco stockholders who acquired these Class A interests acquired from us, under the plan of recapitalization, 1,935 of our Series B
Warrants for each Class A interest. Energy Systems Investors' sole asset immediately before the merger was 861,110 shares of our Series A Preferred Stock, each share of which is convertible into four shares of our common stock. The Series A Preferred Stock was exchanged for Series D Preferred Stock when the plan of recapitalization was completed. Lawrence Schneider indirectly manages Energy Systems Investors and is able to vote the US Energy securities held by Energy Systems Investors. Energy Systems Investors is required to liquidate or redeem its interests no later than four years after the merger, which will require the sale or distribution of some or all of its US Energy securities. The Zapco stockholders who acquired 223 Class A interests, received in the aggregate, when the plan of recapitalization was completed, Series B Warrants exercisable for 431,505 shares of our common stock and, if the Series A Preferred Stock (or Series D Preferred Stock when the plan of recapitalization was completed) were converted, an approximately 29% indirect interest in 3,444,440 shares of our common stock.

Energy Systems paid a promissory note in the principal amount of approximately $7.74 million, before the merger. The proceeds of the sale of the Class A interests was used to pay part of the promissory note. US Energy retroactively reduced the purchase price for the Series A Preferred Stock, thereby reducing the promissory note, by the amount of the proceeds that it received for the Series B Warrants.

CINERGY ENERGY INVESTMENT

Cinergy Energy immediately prior to the Biogas merger bought from USE Acquisition Corp. ("Merger Sub") all the 4,574 authorized shares of Merger Sub's Class B Common Stock for $11,500,000 in cash. The proceeds of this investment were applied towards the $12 million cash payment to the former Biogas stockholders made at the completion of the Biogas merger. Following this investment and the merger, the owners of the surviving corporation (i.e., the owners of Biogas) will be us and Cinergy Energy. The following table provides information with respect to the stock ownership, equity and voting interests of US Energy and Cinergy Energy in the surviving corporation:

                                                                                                        Percentage of Voting
Name of Stockholder                 Number and Class of Shares         Percentage of Equity             Power of Surviving
of Surviving Corporation            of Surviving Corporation           of Surviving Corporation         Corporation
------------------------            --------------------------         ------------------------         ---------------------
US Energy.....................      5,426 shares of Class A
                                    Common Stock(1)                           54.26%                    80%(1)
Cinergy Energy................      4,574 shares of Class B
                                    Common Stock(1)                           45.74%                    20%(1)

---------------
(1) The Class A Common Stock is entitled to one vote per share and the Class B Common Stock is entitled to approximately 0.296 votes per share. Generally, the Class A Common Stock and the Class B Common Stock vote together as one class except with respect to the specified transactions described below that require the separate approval of each class of stock.

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   FOR THE YEAR ENDED DECEMBER 31, 2001 AND 11 MONTHS ENDED DECEMBER 31, 2000

NOTE O -- BUSINESS OPERATIONS

U.S. Energy Systems, Inc. and subsidiaries (collectively the Company) provides customer-focused energy outsourcing services, including the management, development, operation, and ownership of small-to-medium-sized energy facilities typically located in close proximity to our customers. Our customers include large retail energy consumers, such as industrial and commercial concerns, as well as local wholesale energy suppliers, such as utilities and marketers. The energy generation facilities in our portfolio utilize high efficiency combined heat and power ("CHP") technology and/or clean renewable fuels, such as biogas, biomass fuel and geothermal energy. We strive to integrate combined heat and power technology with renewable energy at an individual plant, when possible, to maximize efficiency and environmental benefits.

As of December 31, 2001, the only non-domestic operations the Company had were its Canadian holdings at USE Canada. Certain key financial data related to those operations are reflected below:


               U.S. Energy Systems, Inc.
                       Revenues
         For the year ended December 31, 2001

        Canadian Operations                $ 4,710,000
        US Operations                      $33,819,000
                                           -----------

                                           $38,529,000
                                           ===========

               U.S. Energy Systems, Inc.
               Long - Lived assets, net
                As of December 31, 2001


        Canadian Operations                $14,508,000
        US Operations                      $57,104,000
                                           -----------

                                           $71,612,000
                                           ===========

                                                                             Operations   Corporate         Total
                                                                            ------------  ----------     ------------
Twelve Months ended December 31, 2001:
Revenues .................................................................  $ 38,529,000  $         --   $ 38,529,000
Operating income (loss) ..................................................    16,356,000    (2,460,000)    13,896,000
Assets ...................................................................   147,904,000    43,605,000    191,509,000
Significant non-cash transactions:
Depreciation and amortization ............................................     4,537,000       198,000      4,735,000
Gain from joint ventures .................................................        40,000        43,000         83,000
Minority interest ........................................................     2,744,000                    2,744,000

Eleven Months ended December 31, 2000:
Revenues .................................................................  $  8,327,000  $         --   $  8,327,000
Operating income (loss) ..................................................     1,543,000      (158,000)     1,385,000
Assets ...................................................................    11,047,000    15,978,000     27,025,000
Significant non-cash transactions:
Depreciation and amortization ............................................       605,000        20,000        625,000
Gain from joint ventures and
Minority interest.........................................................       117,000                      117,000

                   U.S. Energy Systems, Inc. and Subsidiaries
                          Pro Forma Select Information
                                    Unaudited
                      For the Year ended December 31, 2001

During 2001, the Company completed its merger with U.S. Energy Biogas Corp. ("Biogas"), formerly Zahren Alternative Power Corporation and its acquisition of USE Canada Energy Corp. ("USE Canada"), formerly Trigen Energy Canada Company. The following pro forma combined revenue, income before extraordinary items, discontinued operations and cumulative changes of an accounting change and net income is provided as if the Biogas merger and the USE Canada acquisition had taken place at January 1, 2001.

                                                                       Biogas        USECanda       U.S. Energy        Total
                                                                       ------        --------       -----------        -----
Revenue: ........................................................   $28,511,000     $ 9,351,000     $11,957,000     $49,819,000
                                                                    ===========     ===========     ===========     ===========

Net Income ......................................................   $ 1,688,000     $ 1,086,000     $ 2,318,000     $ 5,092,000
                                                                    ===========     ===========     ===========     ===========

Earnings per share
  Income per share of common stock  - basic .....................                                                         $0.41
                                                                                                                          =====
  Income per share of common stock  - diluted ...................                                                         $0.30
                                                                                                                          =====

Weighted average number of shares outstanding - basic (1) .......                                                     9,656,000
                                                                                                                    ===========
Weighted average number of shares outstanding - diluted (1) .....                                                    16,818,000
                                                                                                                    ===========

(1) Includes common stock, preferred stock and warrants issued in conjunction with the Biomas merger. Assumed as of January 1, 2001.

NOTE P -- MAJOR CUSTOMERS

During the year ended December 31, 2001, one of our operating units had one customer which provided with earned revenue which exceeded 10% of the total revenue for the period. This unit sells its entire capacity to Sierra Pacific Power Company ("Sierra") under two power purchase agreements which will expire in 2006 and 2008. The total revenue earned for electricity delivered to Sierra during the period was $7,044,000 (18% of total revenue). The account receivable from Sierra at December 31, 2001 was $294,000.

During the eleven months ended December 31, 2000, we had one customer which provided us with earned revenue which exceeded 10% of our total revenue for the period. Our Energy Division sells its entire capacity to Sierra Pacific Power Company ("Sierra") under two power purchase agreements which will expire in 2006 and 2008. The total revenue earned by us for electricity delivered to Sierra during the period was $4,742,000 (57% of total revenue). The account receivable from Sierra at December 31, 2000 was $2,321,000.

NOTE Q -- SUBSEQUENT EVENTS

On March 12, 2002, the Company announced the formation of a joint venture with EIC Electricity SA (Swiss Exchange: EIC) a Swiss investment company, and its financing of a newly formed Swedish district energy group that is a provider of "green" biomass district energy.

                   U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES


SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        U.S. ENERGY SYSTEMS, INC.


April 15, 2002                          By:      /s/ ROBERT C. BENSON
                                           -------------------------------------
                                                     Robert C. Benson
                                                 Chief Financial Officer

                   Signature                              Title                        Date
                   ---------                              -----                        ----

                                          Chairman of the Board of Directors
         /s/  LAWRENCE I. SCHNEIDER          and Chief Executive Officer          April 15, 2002
     -----------------------------------
              Lawrence I. Schneider

                                          President and Chief Operating Officer
         /s/  GORAN MORNHED                  and Director                         April 15, 2002
     -----------------------------------
              Goran Mornhed

         /s/  ROBERT C. BENSON            Chief Financial Officer                 April 15, 2002
     -----------------------------------
              Robert C. Benson

         /s/  HENRY SCHNEIDER             Director and Vice President of
     -----------------------------------     Development                          April 15, 2002
              Henry Schneider

                                          Director and Executive  Vice President
         /s/  HOWARD NEVINS                  of the Environmental Division        April 15, 2002
     -----------------------------------
              Howard Nevins

         /s/  IRVING LEVINE               Director                                April 15, 2002
     -----------------------------------
              Irving Levine

         /s/  M. STEPHEN HARKNESS         Director                                April 15, 2002
     -----------------------------------
              M. Stephen Harkness

         /s/  EVAN EVANS                  Director                                April 15, 2002
     -----------------------------------
              Evan Evans

         /s/   MARK STRAUCH               Director                                April 15, 2002
     -----------------------------------
              Mark Strauch

         /s/  STANLEIGH G. FOX            Director                                April 15, 2002
     -----------------------------------
              Stanleigh G. Fox

         /s/  ALLEN J. ROTHMAN            Director                                April 15, 2002
     -----------------------------------
              Allen J. Rothman

         /s/                              Chief Executive Officer                 April 15, 2002
     -----------------------------------     and Director
              Bernard Zahren