Form 10KSB/A
period 2001-12-31
U S ENERGY SYSTEMS INC
filed 2002-04-30
CIK 351917

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                          ----------------------------

                                  FORM 10-KSB/A


[X] AMENDMENT NO. 1 TO ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _________________.

                         COMMISSION FILE NUMBER 0-10238

                            U.S. ENERGY SYSTEMS, INC.

                           ---------------------------

                       (NAME OF REGISTRANT IN ITS CHARTER)



             Delaware                                52-1216347
     (STATE OF INCORPORATION)            (I.R.S. EMPLOYER IDENTIFICATION NUMBER)

      One North Lexington Avenue
      White Plains, New York 10601                 (914) 993-6443

     (ADDRESS OF REGISTRANT'S PRINCIPAL    (ISSUER'S TELEPHONE NUMBER, INCLUDING
           EXECUTIVE OFFICES)                        AREA CODE)

Check whether the registrant: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for a shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                                               Yes [X]   No [  ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenue for the Fiscal Year ended December 31, 2001 approximately:  $38,500,000.

The aggregate market value of the Common Stock held by nonaffiliates computed by reference to the average bid and asked price of the Common Stock of the registrant as of December 31, 2001 was approximately $45,200,000.

Check whether issuer has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act.   [X].

As of April 29, 2002 the number of outstanding shares of the registrant's Common Stock was 12,220,937.

Transitional Small Business Disclosure Format (check one):     Yes [ ]  No [X]

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our directors and executive officers are as follows:

NAME                       AGE            CLASS   POSITION(S) WITH THE COMPANY
----                       ---            -----   ----------------------------


Lawrence I. Schneider      65               1     Chairman of the Board

Bernard J. Zahren          59               3     Chief Executive Officer and Director

Goran Mornhed              43               2     President, Chief Operating Officer and
                                                  Director

Robert C. Benson           57               -     Chief Financial Officer

Allen J. Rothman           46               2     Vice President, General Counsel and Director

Edward Campana             39               -     Senior Vice President-Finance

Howard A. Nevins           46               1     Executive Vice President and Director

Barbara Farr               45               -     Assistant General Counsel and Secretary

Henry Schneider            37               2     Vice President and Director

Evan Evans1, 2             75               2     Director

Irving Levine1,2           80               3     Director

Stanleigh G. Fox2          54               3     Director

M. Stephen Harkness        53               1     Director

Mark P. Strauch1           46               3     Director

        ------------------
1        Member of the Audit Committee
2        Member of the Compensation Committee

LAWRENCE I. SCHNEIDER. Mr. Schneider was elected to the board of directors in March 1998. He has served as our Chairman of the Board since September 2000. Mr. Schneider served as our Chief Executive Officer from January 2000 until May 2001. Mr. Schneider has been associated with numerous corporations through the years, including Newpark Resources, Inc., a company involved with oil field environmental remediation, where he was Chairman of the Executive Committee. Mr. Schneider was also a partner in the New York Stock Exchange firm Sassower, Jacobs and Schneider. He received a B.S. degree from New York University. Mr. Schneider is the father of Henry Schneider and is a member and manager of Energy Systems Investors, LLC.

BERNARD J. ZAHREN. Mr. Zahren has served as a member of our board of directors and our chief executive officer since May 2001. He served as Chief Executive Officer of Zahren Alternative Power Corporation ("Zapco") for over five years and had extensive experience managing the operations and development activities of Zapco in all areas of alternative energy and cogeneration projects. Mr. Zahren was formerly chairman of the Landfill Gas Advocacy Committee for the Solid Waste Association of North America that has lobbied for an extension of critical deadlines for the Section 29 Federal Tax provisions for landfill gas. Mr. Zahren received a B.A. degree from the University of Notre Dame in 1965 and an M.B.A. from the University of Pittsburgh in 1967.

GORAN MORNHED. Mr. Mornhed was appointed to our board in September, 2000 and has been our President and Chief Operating Officer since May 2000. For the four years prior thereto, he was the first President and Chief Executive Officer of Trigen-Cinergy Solutions LLC, a joint venture company owned by Trigen Energy Corp. and Cinergy Solutions, Inc. engaged in developing energy projects. During his tenure, Trigen-Cinergy Solutions developed projects with customers such as General Motors and Eastman Kodak. Prior to joining Trigen Cinergy Solutions he was Manager of Business Development at Trigen Energy Corporation where he was responsible for developing several major energy projects. He holds an M.S. degree in Engineering from the University of Lund, Swedish Institute of Technology and an M.B.A. from the Stern School of Business, New York University.

ROBERT C. BENSON. Mr. Benson joined us as Chief Financial Officer in May 2000. During the period 1995 - 2000 he served as a Chief Financial Officer with Marathon Capital, Heller Real Estate Financial Services and Prime Capital Corporation. Prior thereto he had several years of public accounting experience with Price Waterhouse. Mr. Benson holds a B.S. degree in Accountancy from the University of Illinois, is a certified public accountant and is a member of the American Institute of Certified Public Accountants (AICPA) and the Illinois CPA Society.

ALLEN J. ROTHMAN. Mr. Rothman was appointed to our board of directors in January 1997 and has served as Vice President and General Counsel since September 2001. Mr. Rothman is of counsel with the law firm of Robinson Brog Leinwand Greene Genovese & Gluck P.C. in New York with whom he has been associated since January 1996, and which serves as an outside counsel to US Energy. Mr. Rothman received a B.A. degree from Columbia University and a J.D. degree from Harvard University.

EDWARD M. CAMPANA. Mr. Campana became our Senior Vice President responsible for corporate finance, investor relations and strategic planning on January 2, 2002. Mr. Campana joins us from CIBC World Markets where he was an Executive Director in the Power & Utilities Investment Banking Group for the last six years. Over the last 11 years, Mr. Campana has been actively involved in providing financial advisory, mergers and acquisitions, capital markets and structured finance products and services to the utilities, independent power, merchant energy and power technology sectors. Mr. Campana has 16 years of banking experience. Mr. Campana received a B.A. in economics and finance from the University of Texas in 1985.

HOWARD A. NEVINS. Mr. Nevins has served on the board of directors and has served as a Vice President of US Energy Systems, Inc. ("US Energy") since August 1997. Mr. Nevins has wide ranging experience in the fields of mineral exploration, chemical operations and environmental compliance. In 1990, he co-founded Midwest Custom Chemicals, Inc., a manufacturer and international distributor of specialty chemicals used for oil and water demulsification, specializing in used oil recycling. In 1994, he co-founded both Quality Environmental Laboratories, Inc. and America Enviro-Services, Inc., the latter of which we acquired in August 1997. Mr. Nevins received a B.S. degree in Geology from Western Michigan University in 1978.

BARBARA FARR. Ms. Farr has served as in-house counsel since July 2000 and has served as our Assistant General Counsel since September 2001. Ms. Farr has served as our Secretary since November, 2000. Prior to joining us, she served as in house counsel to Trigen Energy Corporation, and was primarily engaged in negotiating and completing energy asset acquisition and outsourcing projects for Trigen-Cinergy Solutions. Prior to her position with Trigen, she served as General Counsel to several independent energy project developers, including Enersave, Inc., which specialized in energy efficiency and retail power sales, Cogeneration Partners of America, a partnership between Columbia Gas and Atlantic City Electric Company, which developed and owned over 170 MW of cogeneration facilities, and Turner Power Group and Data Acquisition Sciences, two affiliated cogeneration and solar energy development firms. Ms. Farr received her B.A. degree from the University of Pittsburgh and her J.D. degree from New York Law School.

HENRY SCHNEIDER. Mr. Schneider was appointed Vice President for Development in March 1998 and a director in December 1998. From 1986 to 1988, Mr. Schneider was an associate at Drexel Burnham Lambert specializing in taxable institutional fixed income products and portfolio strategies. From 1989 to 1994, Mr. Schneider was an associate with S & S Investments and Wood Gundy, specializing in mergers, acquisitions and corporate restructuring. From 1994 to 1996, Mr. Schneider was a principal of Global Capital Resources, Inc., a private merchant bank. Since 1996, Mr. Schneider has been a private investor. He has been involved in arranging acquisitions and funding for the telecommunications, energy, apparel, airline, financial and garage industries. Mr. Schneider received a B.A. degree in Economics from Tufts University and an M.B.A. degree from Boston University. Mr. Schneider is the son of Lawrence I. Schneider and is a member and manager of Energy Systems Investors II LLC.

EVAN EVANS. Mr. Evans has been a director of US Energy since August 1995. Since 1983 he has been chairman of the board of directors of Holvan Properties, Inc., a real estate developer, and was managing director of Easco Marine, Ltd. from 1983 to 1988. Also, from 1985 to 1986 Mr. Evans was general manager of Belgian Refining Corporation ("BRC"), pursuant to a contract between BRC and Holvan Properties, and from 1992 to 1996, Mr. Evans was a director of BRC. Mr. Evans has been a director of United Refining Corp. since 1997. Mr. Evans received a B.S. degree in Mathematics from St. Lawrence University and a B.S. degree in Civil Engineering from M.I.T.

IRVING LEVINE. Mr. Levine, a director of US Energy since May, 2000 has been Chairman of the Board and President of Copley Fund, Inc., a mutual fund, since 1978 and Chairman and Treasurer of Stuffco International, Inc., a ladies handbag processor and chain store operator, since 1978. Mr. Levine is also President and a director of Copley Financial Services Corporation (advisor to Copley Fund, Inc.) and a director of Franklin Capital Corporation and Franklin Holding Corp. He holds a B.A. degree from the University of Pennsylvania.

STANLEIGH G. FOX. Mr. Fox, has served as a member of our board of directors since March, 2000. Since 1999, he has served as Managing Partner of Power Systems at Montgomery Watson Harza Engineering Company. For the five years prior thereto he served as Vice President/General Manager of Doyen and Associates, a company engaged in providing construction and procurement support services for power generation and distribution clients.

M. STEPHEN HARKNESS. Mr. Harkness has served as a member of our board of directors since October 2000. He is a Vice President of Cinergy Corp. and Chief Operations and Financial Officer of Cinergy Corp. - Energy Merchant Business Unit as well as President and Chief Operating Officer of Cinergy Solutions Inc., a subsidiary of Cinergy, that focuses primarily on cogeneration and energy outsourcing for large industrial customers. He is the Executive Vice President and Chief Operating Officer of Trigen-Cinergy Solutions, a cogeneration development joint venture between Cinergy and Trigen Energy. From 1994 to 1996, he was General Manager, Corporate Development and Financial Services of Cinergy. He was responsible for mergers and acquisitions, business development and non-regulated initiatives. He played a key role in Cinergy's acquisition of Midlands UK regional electricity company for $2.5 billion. Mr. Harkness has a B.S. Degree in Finance from the University of Evansville and M.B.A. from Indiana University.

MARK P. STRAUCH. Mr. Strauch has served as a member of our board of directors since May 2001. He has served since 1996 as Executive Vice President of Arthur
J. Gallagher & Co.'s investment subsidiary, AJG Financial Services, Inc. He has also served as Corporate Treasurer of Arthur J. Gallagher & Co. since 1989. He has been employed since 1981 by Arthur J. Gallagher & Co. in various capacities. Mr. Strauch received his B.S. in Finance, from University of Illinois in 1977, a Masters in Management from Northwestern University in 1980 and a M.S. degree in Taxation from DePaul University in 1984. He served as a Director for Asset Alliance Corporation, WallStreetView.com, Inc., and Zahren Alternative Power Corporation and as Chairman of the Board of Directors at Peachtree Franchise Finance, LLC.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires that our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by regulation to furnish to us copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms we have received, or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2001, all officers, directors, and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements, other than Evan Evans, who failed to timely file four reports, each report reporting one transaction.

ITEM 10.     EXECUTIVE COMPENSATION
         The following table shows the compensation information concerning the people who served as chief executive officers and our three other most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 for the fiscal year ended December 31, 2001.

                           SUMMARY COMPENSATION TABLE

                                                                           Long Term
                                     Annual Compensation                  Compensation
                                     -------------------                  ------------

                                                                           Securities
                                                                           Underlying
                                                                         Options/SARS(#)
Name and                   Fiscal                                        ---------------             All Other
Principle Position         Year (1)    Salary          Bonus (2)                                     Compensation (3)
------------------         --------    ------          ---------                                     ---------------
Lawrence I. Schneider
 Chairman (4)               2001      $180,000         $324,500                                       $34,111
                            2000      $160,887         $      -               1,250,000               $32,942
                            1999      $      -         $      -                 146,800                     -

Bernard J. Zahren
 CEO (5)                    2001      $109,375         $      -                 500,000                     -
                            2000      $      -         $      -                       -                     -
                            1999      $      -         $      -                       -                     -


Goran Mornhed               2001      $180,000         $430,536                  40,000               $   587
 President and COO (6)      2000      $115,645         $      -               1,750,000               $   587
                            1999      $      -                -                                             -


                                       5


Henry Schneider
 Vice President(7)          2001      $136,000         $173,536                                            --
                            2000      $ 95,333         $      -                 500,000                    --
                            1999      $ 75,000         $      -                  75,000                    --

Robert Benson
 Chief Financial Officer    2001       $130,400        $ 87,542                                             --
                            2000       $ 53,000              --                  50,000                     --
                            1999             --              --                      --                     --


(1) The 2001 fiscal year represents the twelve months ended December 31, 2001. The 2000 fiscal year represents the eleven months ended December 31, 2000. The 1999 fiscal year represents the twelve months ended January 31, 2000.

(2) The bonuses described above were awarded under our development incentive and finance incentive plans in connection with the Zapco and Trigen Canada acquisitions. All such bonuses described above vest over a five year period on a pro-rata basis. Accordingly, the vested and unvested portions of the bonus awards were, as of December 31, 2001 as follows:

                                          Vested               Unvested
                                          ------               --------
      Lawrence I. Schneider               $32,450              $292,050
      Bernard Zahren                           --                    --
      Goran Mornhed                       $43,054              $387,452
      Henry Schneider                     $17,354              $156,182
      Robert Benson                       $ 8,754             $  78,888

(3) Represents the amount taxable (federal) to such person in connection with a $ 1 million split dollar universal life insurance policies maintained by US Energy on the lives of each of these officers. These officers or members of their families are the beneficiaries of these policies. The annual premiums for these policies for Messrs. Lawrence Schneider and Mornhed were $55,000 and $13,000, respectively, for 2000 and 2001.

(4) Mr. Lawrence Schneider was appointed Chairman in September 2000. Mr. Schneider served as chief executive officer from January 2000 through May 11, 2001. (See also information disclosed under Item 12, "Certain Relationships and Related Transactions".)

 (5) Mr. Zahren was appointed chief executive officer on May 11, 2001. The compensation set forth above excludes $142,356 in compensation due from Zapco prior to the Zapco merger consummated on May 11, 2001 of which $64,231 was paid by us after the merger. (See also information disclosed under Item 12, "Certain Relationships and Related transactions.")

(6) Mr. Mornhed assumed these positions when he joined us in May 2000. His compensation for fiscal year 2000 excludes any income received from his prior employer in such year.

(7) Mr. Henry Schneider was appointed vice president in 1998. See also information disclosed under Item 12, "Certain Relationships and Related Transactions".

The following table sets forth certain information with respect to all options to purchase shares of our common stock granted to the named executive officers during the fiscal year ended December 31, 2001.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

(Individual Grants)

                         Number of Securities  Percent of Total
                              Underlying       Options Granted   Exercise or Base
                               Options          to Employees in      Share Price   Market Price on    Expiration
          Name             Granted (#)(1)       Fiscal Year(2)        ($/SH)(3)       Grant Date          Date
          -------------------------------------------------------------------------------------------------------

Lawrence I. Schneider            None                  N/A                N/A            N/A             N/A

Bernard J. Zahren              500,000                 39%              $6.00           $5.00         May 11, 2011

Goran Mornhed                   40,000                  3%              $5.00           $5.00         April 1, 2011

Henry Schneider                  None                  N/A                N/A                              N/A

Robert Benson                    None                  N/A                N/A             N/A              N/A


(1) Does not include the issuance of Series B Warrants issued pursuant to our plan of recapitalization. (See also information disclosed under Item 12, "Certain Relationships and Related Transactions").

(2) Represents all granted options, whether pursuant to an option plan or otherwise, other than the Series B Warrants.

(3)      All granted options described above are exercisable immediately.

The following table shows stock option exercises during the fiscal year ended December 31, 2001 by the named executive officers. In addition, this table describes the number of unexercised options and the value of unexercised in-the-money options at December 31, 2001.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR END OPTION/SAR VALUE


                                                                   Number of Securities             Value of Unexercised
                                                                  Underlying Unexercised                In-the-Money
                                  Shares                                Options at                       Options at
                                 Acquired          Value          December 31, 2001 (#)          December 31, 2001 ($) (1)
           Name              On Exercise (#)   Realized ($)     Exercisable/Unexercisable        Exercisable/Unexercisable
           ----              ---------------   ------------     -------------------------        -------------------------
Lawrence I. Schneider              None            None           1,436,800         0           $1,776,810           0
Bernard J. Zahren                  None            None             500,000         0                    -           0
Goran Mornhed                      None            None           1,790,000         0           $1,730,000           0
Henry Schneider                    None            None             615,700         0           $  209,955           0
Robert Benson                      None            None              50,000         0           $   28,000           0

_______________________

(1) Represents the difference between market price of our common stock of $4.56 per share at December 31, 2001 and the exercise price of the options. Such amounts may not necessarily be realized. Actual values which may be realized, if any, upon any exercise of such options will be based on the market price of our common stock at the time of any such exercise and thus are dependent upon future performance of our common stock.



Compensation of Directors

Independent directors (i.e., directors who have no business or employment relationship with us) are compensated at an annual rate of $10,000 plus travel expenses. Upon joining the board, all directors normally receive a one time grant of options to acquire 40,000 shares of our common stock exercisable at the market price of our common stock at the time of grant.

Employment Agreements

Employment Agreements with Messrs. Lawrence Schneider and Mornhed

In May 2000, we entered into employment agreements with each of Lawrence I. Schneider and Goran Mornhed. The employment agreements, as amended, provide that for the five years beginning May 10, 2000 (subject to earlier termination upon the occurrence of specified events) and subject to automatic renewal for successive one year periods at the expiration of the initial term, Mr. Schneider will serve as our Chief Executive Officer (Mr. Schneider resigned from such position at the time of the consummation of the Zapco merger in May 2001 when Mr. Zahren assumed that position; Mr. Schneider retained his position as Chairman of the Board) and Mr. Mornhed will serve as our President and Chief Operating Officer. Mr. Schneider is required to devote such time to our business as is reasonably necessary to perform his duties under his employment agreement and Mr. Mornhed is required to perform his duties on a substantially full time basis. These employment agreements generally provide:

o for an annual base salary of $180,000 (subject to upward adjustment in the discretion of our board of directors);

o        for the right to participate in our 2000 executive bonus plan;

o for the right (i) to participate in fringe benefit programs we currently maintain and that we make generally available to our senior executives, (ii) to life and disability insurance, and (iii) to the use of an automobile; and

o that each of these employees will receive the same total compensation (including both each element of compensation and the total compensation) that is paid to the other.

Set forth below is a summary of the compensation we are required to pay to each of these employees (in lieu, with certain exceptions, of the compensation to which he would otherwise be entitled under his employment agreement had his employment continued) in the event his employment with us ends for the following reasons:

Reason for Employment Termination                 Our Obligations
---------------------------------                 ---------------
Death                                             No further obligation except
                                                  for proceeds of $1 million
                                                  life insurance policy payable
                                                  to the designated beneficiary.

Disability                                        Receives, during the 18 month
                                                  period that begins at the
                                                  commencement of the Disability
                                                  Period (as defined in the
                                                  Employment Agreement), the
                                                  full compensation to which he
                                                  is entitled under the
                                                  Employment Agreement

Non-Performance (i.e., the employee is terminated Lump sum payment equal to his
due to his continued failure to perform           annual salary then in effect.
substantially his duties)

Change in control of US Energy, diminution in     Lump sum payment of 2.9 times
responsibilities or authority, reduction in       his annual base salary then in
base salary or certain fringe benefits,           effect.
relocation from the New York City area or our terminating the employee without cause.

Voluntarily Resignation and termination resulting No further obligation. from conviction of a felony.

Employment Agreement with Bernard J. Zahren

In connection with the Zapco merger, we entered into an employment agreement with Bernard J. Zahren. This agreement provides that for the five years commencing May 11, 2001 (subject to earlier termination in certain circumstances and to successive one year renewal periods), Mr. Zahren will serve as our Chief Executive Officer. Mr. Zahren is required to devote all of the time necessary to perform his duties and to have no other employment that would prevent him from fulfilling his obligations under the employment agreement. The employment agreement provides for

o an annual base salary of $180,000 (subject to upward adjustment in the discretion of our board of directors);

o the right to participate in our development incentive plan, our corporate incentive plan and our 2000 executive incentive compensation plan; and

o the right (i) to participate in fringe benefit programs we currently maintain and that we make generally available to our senior executives,
         (ii) to the use of an automobile, and (iii) to life and disability insurance.

Set forth below is a summary of the compensation we are required to pay to Mr. Zahren in the event his employment with us ends for the following reasons:

Reason for Employment Termination                 Our Obligations
---------------------------------                 ---------------


Death No further obligation except for proceeds of $1 million life insurance policy payable to the designated beneficiary.

Disability                                        Receives, during 18 month
                                                  period that begins at the
                                                  commencement of the disability
                                                  period, the full compensation
                                                  to which he is entitled under
                                                  the employment agreement.

Non-Performance (i.e., the employee is            Lump sum payment equal to his
terminated due to his continued failure to        annual salary then in effect.
perform substantially his duties)

Change in control of US Energy, diminution in     Lump sum payment of 2.9 times
responsibilities or authority, reduction          his annual salary then in
in base salary or cerrtain fringe benefits,       effect.
relocation from the Avon, Connecticut area, not being a director or member of our Executive
Committee or our terminating Mr. Zahren
without cause.

Voluntarily Resigns, US Energy's Termination for No further obligation cause, his being in material breach of his obligation under any of the transaction agreements to which he is a party, or Mr. Zahren having actual knowledge that Zapco's representation in any transaction agreements was false in any material respect when made

Employment Agreement with Henry Schneider

This agreement provides that for the five years commencing September 8, 2000 (subject to earlier termination in certain circumstances and to successive one year renewal periods), Henry Schneider will serve as our Vice President of Development. Mr. Schneider is required to devote all of the time necessary to perform his duties and to have no other employment that would prevent him from fulfilling his obligations under the employment agreement. The employment agreement provides for

o an annual base salary of $136,000 (subject to upward adjustment in the discretion of our board of directors);

o the right to participate in our development incentive plan and our corporate incentive plan; and

o the right (i) to participate in fringe benefit programs we currently maintain and that we make generally available to our senior executives, (ii) to the use of an automobile, and (iii) to life and disability insurance.

Set forth below is a summary of the compensation we are required to pay to Henry Schneider in the event his employment with us ends for the following reasons:



Reason for Employment Termination                     Our Obligations
---------------------------------                     ---------------
Death                                                 No further obligation.


Disability                                            No further obligation.


Non-Performance (i.e., the employee is                Lump sum payment equal to
terminated due to his continued failure to            50 percent of his annual
perform substantially his duties)                     salary then in effect.


Diminution in responsibilities or authority,          Lump sum payment of 50
reduction in base salary or certain fringe            percent his annual salary
benefits, or our terminating Mr. Schneider            then in effect.
without cause.

Voluntarily Resigns, US Energy's Termination          No further obligation.
or cause.

Employment Agreement with Robert Benson

This agreement provides that for the five years commencing September 8, 2000 (subject to earlier termination in certain circumstances and to successive one year renewal periods), Robert Benson will serve as our Chief Financial Officer. Mr. Benson is required to devote all of the time necessary to perform his duties and to have no other employment that would prevent him from fulfilling his obligations under the employment agreement. The employment agreement provides for

o an annual base salary of $127,200 (subject to upward adjustment in the discretion of our board of directors);

o the right to participate in our development incentive plan and our corporate incentive plan; and

o the right (i) to participate in fringe benefit programs we currently maintain and that we make generally available to our senior executives and (ii) to life and disability insurance.

Set forth below is a summary of the compensation we are required to pay to Robert Benson in the event his employment with us ends for the following reasons:

Reason for Employment Termination                     Our Obligations
---------------------------------                     ---------------

Death                                                 No further obligation.

Disability                                            No further obligation.

Non-Performance (i.e., the employee is                Lump sum payment equal to
terminated due to his continued failure to            50 percent of his annual
perform substantially his duties)                     salary then in effect.

Diminution in responsibilities or authority,          Lump sum payment of 50
reduction in base or certain fringe benefits,         percent his annual salary
or our terminating Mr. Schneider without cause.       then in effect.

Voluntarily Resigns, US Energy's Termination           No further obligation.
for cause.


ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number of shares of common stock owned as of December 31, 2001 (including shares of common stock that each person has the right to acquire by March 1, 2002, and including all shares issuable upon exercise of options and warrants, and the shares issuable as a result of the ownership of convertible preferred stock) by: (i) each current director, (ii) each of our executive officers, (iii) those persons known to us to beneficially own 5% or more of common stock, and (iv) all of our directors and officers as a group. (As of December 31, 2001, there were 11,950,337 shares of our common stock outstanding.) Unless otherwise indicated, the address of each of the beneficial owners identified below is c/o U. S. Energy Systems, Inc., One North Lexington Avenue, White Plains, New York 10601.


                                                     Amount and Nature of
Name and Address                                      Beneficial Ownership         Percent of Class



Lawrence I. Schneider.........................            7,001,964 (1)                37.4%

Goran Mornhed.................................            1,790,000 (2)                13.0%

Bernard J. Zahren...............................          1,141,029 (3)                 9.0%

Howard Nevins..................................             531,000 (4)                 4.3%

Henry Schneider.................................          5,035,672 (5)                29.7%



Allen J. Rothman.................................           306,000 (6)                 2.5%

Evan Evans........................................          142,500 (7)                 1.2%

Stanleigh Fox.....................................           40,000 (8)                    *

M. Stephen Harkness.............................             40,000 (8)                    *

Irving Levine.......................................         40,000 (8)                    *

Mark P. Strauch....................................          41,472 (9)                    *

Robert C. Benson..................................           50,000 (10)                   *

Barbara Farr.........................................        50,000 (11)                   *

Energy Systems Investors LLC...............               4,147,081 (12)               25.8%
  and Energy Systems Investors LLC, II
          c/o Henry Schneider
          185 East 85th Street
          New York, NY  10028

Cinergy Corp........................................      2,550,333 (13)               18.3%
          c/o Cinergy Energy Solutions, Inc.
          1000 East Main Street
          Plainfield, Indiana  46168

AJG Financial Services, Inc........................       1,165,690 (14)                9.3%
         Two Gallagher Centre
         Two Pierce Place
         Itasca, Illinois  60143-3141

Michael E. Kahan.................................           706,000 (15)                5.9%
         317 Madison Avenue,  Suite 823
         New York, New York  10017

All officers and directors as a group (13 persons)       12,062,556                   52.04%


*        Indicates less than 1%

(1) Includes: (i) 206,971 shares of common stock owned directly, (ii) 4,355,552 shares of common stock issuable upon conversion of 1,088,888 shares oF Series D Preferred Stock, including the 3,444,440 shares of common stock issuable upon conversion of the 861,110 shares of Series D Preferred Stock beneficially owned by Energy Systems Investors, LLC ("ESI") and Energy Systems Investors II LLC ("ESI II" collectively with ESI the "ESI Entities") and which he may be deemed to beneficially own because he is a manager of ESI II, which is the manager of ESI (the "Relationship"), (iii) options to acquire 1,436,800 shares of common stock owned directly, and (iv) Series B Warrants to acquire 1,002,641 shares of common stock, including the 702,641 owned by the ESI Entities which he may be deemed to beneficially own because of the Relationship. Lawrence Schneider has sole power to vote and direct the disposition of 2,854,883 shares of common stock and shares (with Henry Schneider and the ESI Entities) the power to vote and direct the disposition of 4,147,081 shares of common stock. Lawrence Schneider may be deemed to beneficially own 37.4% of the outstanding shares of common stock.

(2) Includes 1,790,000 shares of common stock issuable upon exercise of options.

(3) Includes, all owned directly: (i) 370,115 shares of common stock, (ii) 151,015 shares of common stock issuable upon conversion of 30,203 shares of Series C Preferred Stock, (iii) options to acquire 500,000 shares of common stock, (iv) 44,505 shares of common stock issuable upon exercise of Series B Warrants, and (v) 75,394 shares of common stock issuable upon exercise of Series C Warrants. Does not include shares of Series D Preferred Stock in which such person may have an indirect pecuniary interest by virtue of his ownership of membership interests in ESI.

(4) Includes 290,000 shares of common stock issuable upon exercise of options.

(5) Includes: (i) 7,037 shares of common stock owned directly, (ii) 3,644,440 shares of common stock issuable upon conversion of 911,110 shares of Series D Preferred Stock, including the 3,444,440 shares of common stock issuable upon conversion of the 861,110 shares of Series D Preferred Stock beneficially owned by the ESI Entities and which he may be deemed to beneficially own because of the Relationship, (iii) options to acquire 615,700 shares of common stock and (iv) Series B Warrants to acquire 768,495 shares of common stock, including 702,641 shares of common stock which he may be deemed to beneficially own because of the Relationship. Henry Schneider has the sole power to vote and direct the disposition of 888,591 shares of common stock and shares (with Lawrence Schneider and the ESI Entities) the power to vote and direct the disposition of 4,147,081 shares of common stock. Henry Schneider may be deemed to beneficially own 29.7% of the outstanding shares of common stock.

(6) Includes 285,000 shares of common stock issuable upon exercise of options.

(7) Includes 100,000 shares of common stock issuable upon exercise of options.

(8) Represents options to acquire such number of shares of common stock. Excludes any securities of the registrant owned by Cinergy Corp or its affiliates.

(9) Includes 40,000 shares of common stock issuable upon exercise of options and 249 shares of common stock issuable upon exercise of Series C Warrants. Excluding securities of the registrant owned by AJG Financial Services or its affiliates.

(10)    Includes 50,000 options to acquire common stock.

(11)    Includes 50,000 options to acquire common stock.

(12) Each of ESI and ESI II beneficially owns 4,147,081 shares of common stock, including (i) 3,444,440 shares of common stock issuable upon conversion of the 861,110 shares of Series D Preferred Stock and (ii) Series B Warrants to acquire 702,641 shares of common stock. The power to vote and direct the disposition of these securities is shared by the ESI Entities with the Schneiders.

(13) Includes 1,967,000 shares of our common stock issuable upon exchange of the Class B Common Stock in Biogas owned by affiliates of Cinergy Corp. Does not include options to acquire 40,000 shares of common stock owned by Mr. M. Stephen Harkness.

(14) Includes: (i) 101,270 shares of common stock issuable upon conversion of 20,254 shares of Series C Preferred Stock, (ii) 387,000 shares of common stock issuable upon exercise of Series B Warrants, and (iii) 114,640 shares of common stock issuable upon exercise of Series C Warrants. Does not include shares of common stock in which such person may have an indirect pecuniary interest by virtue of its ownership of membership interests in ESI nor the 41,223 shares (including 40,000 shares issuable upon exercise of options) of common stock owned by Mr. Strauch.

(15) As reported (other than with respect to percentage of ownership which has been recalculated based on the number of shares of common stock outstanding at December 31, 2001) in such person's Schedule 13G filed with the SEC on or about January 22, 2001.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

AJG Gasco Transaction:

AJG Financial Services, one of our shareholders, purchased all of the economic interests held by our biogas subsidiary, US Energy Biogas Corp. ("Biogas") or its subsidiaries in four gas operating projects located in Illinois and Wisconsin (including Morris, Countryside, Brown County East and Brown County
West), including the related Section 29 tax credits. The approximate $12.3 million purchase price paid by AJG Financial Services consisted of (i) $1 million in cash payable at closing, and (ii) a contingent promissory note with a principal amount of $11,150,000, bearing interest at the rate of 6% per annum, payable in quarterly installments of principal and interest. This note is contingent upon the amount of Btus of landfill gas produced by the acquired projects in each calendar quarter through March 31, 2008. AJG Financial Services will also fund the annual capital and operating expenses for the projects through December 31, 2007, up to $1 million in the aggregate. The obligations of AJG Financial Services under the transfer documents and the notes is secured by its granting BMC Energy LLC (a subsidiary of Biogas) a security interest in AJG Financial Services' ownership interests in the projects. Immediately after completing the merger with Zahren Alternative Power Corporation ("Zapco", which was subsequently named "Biogas"), AJG Financial Services and Cinergy Gasco (an affiliate of Cinergy Corp.) completed the Cinergy Gasco transaction and the $11,150,000 note was replaced by the notes described below in the Cinergy Gasco transaction.

AJG Genco Transaction:

AJG owns 50% limited partnership and limited liability company interests in five electrical generating projects developed by Biogas in Illinois. In addition, we have the right to put to AJG 50% of the limited liability company interests in the Morris and Countryside projects.


AJG Financing Transaction

In May 2001, prior to the Zapco merger, AJG Financial Services lent to BMC Energy LLC $4.5 million to finance the acquisition of the Morris project. The loan bears an interest rate of 10% per annum payable monthly. The loan matures on June 30, 2002. The loan will be repaid upon refinancing of the Morris project. The loan is secured by all of the assets of BMC Energy relating to the Morris Illinois project with certain exceptions.


Cinergy Gasco Transaction:

Following the completion of the AJG Gasco transaction and the Zapco merger, Cinergy Gasco purchased all of the partnership and limited liability company interests and tax credits AJG Financial Services acquired from Biogas and BMC Energy in the AJG Gasco transaction. The approximate $12.3 million purchase price paid by Cinergy Gasco consisted of (i) $3.3 million cash paid at closing, and (ii) two promissory notes in the aggregate principal amount of $9.0 million, bearing interest at the rate of 6% per annum, payable in quarterly installments of principal and interest. A portion of the purchase price represented by the notes, approximately $6.3 million is contingent upon the amount of Btus of landfill gas produced by the acquired projects in each calendar quarter through March 31, 2008. In addition to paying the purchase price, Cinergy Gasco also assumed AJG Financial Services' obligation to fund the annual capital and operating expenses for the projects through December 31, 2007, up to $1 million in the aggregate. Biogas and BMC Energy also have the right to have the promissory note payments made directly to them from Cinergy Gasco, through an assignment from AJG Financial Services. Cinergy Solutions Holding Company (an affiliate of Cinergy Corp.) guaranteed Cinergy Gasco's obligations relating to the Cinergy Gasco transaction.

Energy Systems Investors Transaction

On or about July 31, 2000, ESI exercised its option to acquire 861,110 shares of our Series A Preferred Stock for an aggregate purchase price of $7,749,990 (i.e., $9.00 per share of Series A Preferred Stock). ESI is controlled by ESI II which in turn is controlled by Lawrence Schneider and Henry Schneider, executive officers and directors of US Energy. Approximately $8,611 of the exercise price was paid in cash and the balance of approximately $7,741,379 was paid in the form of a one year limited recourse promissory note made by ESI in our favor which was paid off in May 2001. ESI has piggyback registration rights and one demand registration right with respect to the common stock issuable upon conversion of these shares of Series A Preferred Stock.

ESI sold to Zapco stockholders, AJG Financial and Bernard Zahren immediately before the merger 223 of ESI's 776 Class A interests. As part of the same transaction, the Zapco stockholders who acquired these Class A interests acquired from us, under the plan of recapitalization, 1,935 of our Series B Warrants for each Class A interest. ESI' sole asset immediately before the merger was 861,110 shares of our Series A Preferred Stock, each share of which is convertible into four shares of our common stock. The Series A Preferred Stock was exchanged for Series D Preferred Stock when the plan of recapitalization was completed. Lawrence Schneider and Henry Schneider indirectly manage ESI and are able to vote the US Energy securities held by ESI. ESI is required to liquidate or redeem its interests no later than four years after the merger, which will require the sale or distribution of some or all of its US Energy securities. The Zapco stockholders who acquired 223 Class A interests, received in the aggregate, when the plan of recapitalization was completed, Series B Warrants exercisable for 431,505 shares of our common stock and, if the Series A Preferred Stock (replaced by Series D Preferred Stock when the plan of recapitalization was completed) were converted, an approximately 29% indirect interest in 3,444,440 shares of our common stock. As part of the plan of recapitalization 702,641 Series B Warrants were issued to ESI 300,000 Series B Warrants were issued to Lawrence Schneider and 65,854 Series B Warrants were issued to Henry Schneider. The Series B Warrants are exercisable at $4.00 and have a 5-year life.

ESI repaid a promissory note in the principal amount of approximately $7.74 million, before the merger. The proceeds of the sale of the Class A interests was used to pay part of the promissory note. US Energy retroactively reduced the purchase price for the Series A Preferred Stock, thereby reducing the promissory note, by the amount of the proceeds that it received for the Series B Warrants.


Cinergy Energy Investment in U.S. Energy

In October 2000, Cinergy Energy Solutions, Inc. ("Cinergy Energy"), an affiliate of Cinergy Corp. purchased 583,333 shares of our common stock for $3.5 million and we named M. Stephen Harkness, its president, to our board of directors.

Cinergy Energy Investment in Biogas

Cinergy Energy, immediately prior to the Zapco merger bought from USE Acquisition Corp. ("Merger Sub") all the 4,574 authorized shares of Merger Sub's Class B Common Stock for $11,500,000 in cash. The proceeds of this investment were applied towards the $12 million cash payment to the former Zapco stockholders made at the completion of the Zapco merger. Following this investment and the merger, the owners of the surviving corporation (i.e., the owners of Biogas) are us and Cinergy Energy. The following table provides information with respect to the stock ownership, equity and voting interests of US Energy and Cinergy Energy in Biogas, the surviving corporation:


                                                                                           Percentage of Voting
Name of Stockholder            Number and Class of Share       Percentage of Equity         Power of Surviving
of Surviving Corporation       of Surviving Corporation      of Surviving Corporation          Corporation
------------------------       --------------------------    ------------------------      --------------------

US Energy.....................         5,426 shares of Class A
                                       Common Stock(1)                54.26%                    80%(1)
Cinergy Energy................         4,574 shares of Class B
                                       Common Stock(1)                45.74%                    20%(1)

---------------

(1) The Class A Common Stock is entitled to one vote per share and the Class B Common Stock is entitled to approximately 0.296 votes per share. Generally, the Class A Common Stock and the Class B Common Stock vote together as one class except with respect to the specified transactions described below that require the separate approval of each class of stock.


Marathon Capital Transactions

In June 2000, we acquired a preferred equity interest in Marathon Capital LLC that yields a 9% preferred dividend (convertible into a 31% common equity interest) in exchange for the issuance to Marathon Capital of 200,000 shares of our common stock. Richard Brandt, a former director of US Energy, is the President and Chief Executive Officer of Marathon Capital.

In August 2000, we acquired an approximately 25% membership interest in Castlebridge Partners, LLC. We paid Marathon Capital $175,000 for the services it rendered in this transaction. Richard Brandt, our former director, is the President and Chief Executive Officer of Marathon Capital.

A district energy project under development and owned by Reno Energy LLC will, if completed, use geothermal energy for heating and cooling in Reno, Nevada. On June 29, 2001 USE Geothermal LLC, ("USE Geothermal") a limited liability company, in which we held approximately an 89% interest, was merged into USE GEO Acquisition LLC. At the time of the merger, USE Geothermal LLC held an approximately $2 million convertible note in Reno Energy LLC. As a result of the merger, Marathon Energy LLC, an affiliate of Marathon Capital, LLC, which in turn is an affiliate of US Energy, holds all the Class A interests in USE GEO, which are subordinated to class B interests and pay no dividends. As a result of the merger, we hold approximately 89% of the class B interests in USE GEO and the other former members of USE Geothermal hold approximately 11% of the Class B interests in USE GEO. USE Geothermal is deemed to have made a capital contribution to USE GEO of approximately $2 million. The Class B interests earn a preferred dividend of 5% per annum compounded annually and have a distribution and liquidation preference equal to any accrued unpaid preferred dividends plus their unreturned capital contribution. The Class B members are entitled generally following June 29, 2005 to convert their Class B interest into a Class A interest in accordance with a formula based on the valuation of USE GEO at the time of such conversion. The Class B members are entitled generally following June 29, 2006 to require USE GEO to repurchase their Class B interest at a price equal to the lower of the distribution that would be payable to the Class B members on liquidation or the consideration the Class B members would receive on conversion of the Class B interest to a Class A interest.


                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Issuer has duly caused this amendment to the report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.



                           U.S. ENERGY SYSTEMS, INC.


April 30, 2002             By: /s/ Lawrence I. Schneider
                                   ---------------------
                                   Lawrence I. Schneider
                                   Chairman of the Board


                           By /s/ Robert C. Benson
                                  ----------------
                                  Robert C. Benson,
                                  Chief Financial Officer