Form 10QSB
period 2002-03-31
U S ENERGY SYSTEMS INC
filed 2002-05-15
CIK 351917

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2002

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

    Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                  Yes  [X]          No  [  ]
    State the number of shares outstanding of each of issuer's classes of common equity, as of May 11, 2002:


           Title of Class                              Number of Shares
           --------------                              ----------------
              Common                                      12,313,370

 Transitional Small Business Disclosure Format (check one):   Yes [  ]   No  [X]


================================================================================

                    U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES

                                    CONTENTS


                                                                                               PAGE
PART I

Balance sheet as of March 31, 2002 and December 31, 2001.........................................3

Statements of operations for the three months ended March 31, 2002 and for the three months ended March 31, 2001................................................................4

Statements of changes in stockholders' equity for the three months ended March 31, 2002..........5

Statements of cash flows for the three months ended March 31, 2002 and for the three months ended March 31,
2001.............................................................................................6

Notes to consolidated financial statements.......................................................................................7

PART II

Item 2 - Changes in Securities...................................................................12

Item 6 - Exhibits................................................................................12



                    U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET


                                                                                              March 31, 2002      December 31, 2001
                                                                                               (unaudited)            (audited)
ASSETS                                                                                          ---------              -------
Current assets:
Cash    .................................................................................      $  4,848,000          $ 10,658,000
Restricted cash..........................................................................        17,930,000            14,757,000
Accounts receivable (less allowance for doubtful accounts $715,000 and $580,000, respectively)    7,911,000            10,597,000
Installment sale partnership interest and interest receivable.................................    2,967,000             3,064,000
Other current assets..........................................................................    2,189,000             2,610,000
                                                                                                 ----------            ----------
Total current assets..........................................................................   35,845,000            41,686,000

Property, plant and equipment, net............................................................   67,350,000            71,612,000
Construction in progress......................................................................    2,811,000             2,339,000
Installment Sale Partnership Interest, less current portion...................................   16,717,000            17,168,000
Notes receivable, less current portion........................................................   56,803,000                     -
Investments...................................................................................    9,218,000            10,026,000
Deferred costs, including debt issuance costs, net of accumulated amortization................    4,660,000             5,237,000
Goodwill, net.................................................................................   29,122,000            30,639,000
Deferred tax asset............................................................................   16,773,000            11,034,000
Other assets..................................................................................      915,000             1,768,000
                                                                                                -----------           -----------
Total assets.................................................................................. $240,214,000          $191,509,000
                                                                                                ===========           ===========
LIABILITIES
Current liabilities:
Current portion long-term debt................................................................ $  7,004,000          $  6,167,000
Notes payable - stockholder...................................................................    5,391,000             5,391,000
Accounts payable and accrued expenses.........................................................   15,998,000            12,705,000
Deferred revenue installment sale partnership interest, current portion.......................    1,039,000             1,048,000
                                                                                                 ----------            ----------
Total current liabilities.....................................................................   29,432,000            25,311,000
                                                                                                 ----------            ----------
Long-term debt - less current portion.........................................................   115,293,000           70,686,000
Notes payable - stockholder...................................................................     5,552,000            5,552,000
Deferred revenue installment sale partnership interest, less current portion..................     6,971,000            7,229,000
Rate incentive liability......................................................................    10,922,000            9,581,000
Advances from joint ventures..................................................................       102,000              102,000
                                                                                                  ----------          -----------
Total liabilities.............................................................................   168,272,000          118,461,000
                                                                                                 -----------          -----------
Minority interests............................................................................    20,239,000           15,090,000
                                                                                                 -----------          -----------
STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value, authorized 10,000,000 shares:
Series B, cumulative, convertible, issued and outstanding 368 shares..........................             -                   -
Series C, cumulative, convertible, issued and outstanding 100,000 shares......................         1,000               1,000
Series D, cumulative, convertible, issued and outstanding 1,138,888 shares....................        11,000              11,000
Common stock, $.01 par value, authorized 50,000,000 shares; issued 12,318,000.................       124,000             121,000
Treasury stock, 114,700 shares of common stock at cost........................................      (495,000)           (495,000)
Additional paid-in capital....................................................................    66,389,000          65,647,000
Accumulated deficit...........................................................................   (14,762,000)         (7,733,000)
Accumulated other comprehensive income........................................................       435,000             406,000
                                                                                                  ----------           ---------
Stockholders' Equity..........................................................................    51,703,000          57,958,000
                                                                                                  ----------          ----------
Total liabilities and Stockholder's Equity.................................................... $ 240,214,000        $191,509,000
                                                                                                 ===========         ===========

                 See notes to consolidated financial statements

                    U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                                                                          Three Months Ended
                                                                                                  March 31, 2002     March 31, 2001
                                                                                                   (Unaudited)         (Unaudited)
                                                                                                  --------------     --------------

Revenues.....................................................................................     $   9,880,000        $ 5,264,000
Costs and expenses:                                                                                  ----------          ---------
Operating expenses ..........................................................................         6,103,000          2,278,000
General and administrative expenses..........................................................         1,722,000          1,038,000
Operating, general and administrative - non-recurring........................................        10,234,000                  -
Depreciation and amortization................................................................         1,318,000            203,000
Loss (Gain) from joint ventures..............................................................           (15,000)            14,000
                                                                                                      ---------          ---------
Total costs and expenses.....................................................................        19,362,000          3,533,000
                                                                                                     ----------          ---------
INCOME (LOSS) FROM OPERATIONS................................................................        (9,482,000)         1,731,000

Interest income..............................................................................           395,000            261,000
Interest expense.............................................................................        (2,270,000)           (25,000)
Minority interest............................................................................            17,000                 __
                                                                                                      ---------          ---------
Income (Loss) before taxes...................................................................       (11,340,000)         1,967,000
Income tax benefit...........................................................................         5,065,000                __
                                                                                                     ----------          ---------
INCOME BEFORE CUMMULATIVE EFFECT OF ACCOUNTING CHANGES.......................................       ($6,275,000)        $1,967,000

Cummulative effect of accounting change on years prior to 2002
   (net of income tax of $546,000)...........................................................          (754,000)                 -
                                                                                                        -------           ---------
NET INCOME (LOSS)............................................................................       $(7,029,000)        $ 1,967,000

Dividends on preferred stock.................................................................          (205,000)           (236,000)
                                                                                                      ---------           ---------
INCOME (LOSS) APPLICABLE TO COMMON STOCK.....................................................       ($7,234,000)         $1,731,000
                                                                                                      =========          ==========
INCOME (LOSS) PER SHARE OF COMMON STOCK:
Income (loss) per share of common stock - basic..............................................        $    (0.59)         $     0.22
                                                                                                       ========          ==========
Income (loss)per share of common stock - diluted.............................................        $    (0.59)         $     0.12
                                                                                                       ========          ==========
Weighted average number of common stock outstanding - basic..................................         12,174,775          7,757,601
                                                                                                      ==========         ==========
Weighted average number of common stock outstanding - diluted................................         12,174,775         14,537,183
                                                                                                      ==========         ==========
OTHER COMPREHENSIVE (LOSS), NET OF TAX
Net  (Loss)..................................................................................       $ (7,029,000)
Foreign currency translation adjustment......................................................             29,000
                                                                                                       ---------
Total comprehensive (Loss)...................................................................        $(7,000,000)
                                                                                                       =========
                 See notes to consolidated financial statements

                                       4

                    U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 (UNAUDITED)


                                Preferred Stock         Preferred Stock         Preferred Stock
                                   Series B             Series C                Series D                Treasury Stock
                                ----------------        -----------------       -----------------       --------------
                                Number                  Number                  Number                  Number
                                  Of                    Of                      Of                      Of
                                Shares   Amount         Shares     Amount       Shares    Amount        Shares      Amount
                                -------- ------         --------   -------      --------  --------      -------     ------


BALANCE - DECEMBER 31, 2001      368          -         100,000    $1,000       1,138,888  $11,000      (114,700)   $(495,000)

Shares issued for exercised
options and warrants

Issuance of common stock

Comprehensive income
Net income for the three
months ended March 31, 2002

Dividends on Preferred Stock:

     Series B

     Series C

     Series D
                                -------- -------       --------  --------       ---------  ------       --------    --------

BALANCE - March 31, 2002         368      $   -         100,000    $1,000       1,138,888  $11,000      (114,700)   $(495,000)
                                ======== =======       ========  ========       =========  =======      ========    =========

                 See notes to consolidated financial statements


                    U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE THREE MONTHS ENDED MARCH 31, 2002 (UNAUDITED)


                                  Common Stock         Additional    Accumulated
                                ------------------
                                Number                  Paid-in     Comprehensive  Accumulated
                                  Of
                                Shares       Amount      Capital        Income      Deficit          Total
                                --------    -------      --------    ------------- --------          -----


BALANCE - DECEMBER 31, 2001     12,065,000  $121,000   $65,647,000    $406,000    (7,733,000)     $ 57,958,000

Shares issued for exercised
options and warrants                85,000     1,000       180,000                                     181,000

Issuance of common stock           168,000     2,000       767,000                                     769,000

Comprehensive income                                             -      29,000                          29,000
Net income for the three
months ended March 31, 2002
                                                                                  (7,029,000)       (7,029,000)
Dividends on Preferred Stock:

     Series B                                               (9,000)                                     (9,000)

     Series C                                              (44,000)                                    (44,000)

     Series D                                             (152,000)                                   (152,000)
                                 ---------  --------       -------   ---------- ------------          ---------

BALANCE - March 31, 2002         12,318,00  $124,000    $66,389,000   $435,000  $(14,762,000)      $ 51,703,000
                                 =========  ========     =========   ========== =============        ==========
                 See notes to consolidated financial statements


                    U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                                          Three Months Ended
                                                                                                         March 31,    March 31,
                                                                                                          2002          2001
                                                                                                        (Unaudited)  (Unaudited)
                                                                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (Loss)............................................................................        $ (7,029,000) $ 1,967,000
   Adjustments to reconcile net income to net cash provided by (used in) operating activities:
   Depreciation and amortization................................................................           1,318,000      203,000
   Equity in loss of joint venture..............................................................                   -       14,000
   Write down effects of FASB No. 142...........................................................             754,000            -
   Recognition of development costs.............................................................           1,900,000            -
   Minority interest............................................................................           5,149,000            -
   Deferred Income Tax Benefit..................................................................          (5,611,000)           -
   Changes in:
   Accounts receivable and other................................................................           2,793,000     (171,000)
   Other current assets.........................................................................             421,000      322,000
   Other assets.................................................................................             853,000     (121,000)
   Accounts payable and accrued expenses........................................................           3,293,000      382,000
   Deferred revenue and other...................................................................            (758,000)           -
   Rate incentive liability.....................................................................           1,341,000            -
                                                                                                           ---------    ---------

   Net cash provided by operating activities....................................................           4,424,000    2,596,000
                                                                                                           ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Change in Investments........................................................................           1,487,000            -
   Acquisitions of property and equipment........................................................           (410,000)    (355,000)
   Change in property and equipment..............................................................          3,354,000            -
   Construction in progress......................................................................           (472,000)           -
   Deferred acquisition costs....................................................................                 -      (113,000)
                                                                                                            ---------     -------
         Net cash provided by investing activities                                                         3,959,000     (468,000)
                                                                                                            ---------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of partial redemption of convertible subordinated debentures..........................                  -      (16,000)
   Payment of long-term debt.....................................................................           (354,000)     (62,000)
   Proceeds from long-term debt..................................................................         45,613,000       30,000
   Payment of notes payable......................................................................                  -      (53,000)
   Proceeds from sale of common stock............................................................                  -      206,000
   Proceeds from note receivables................................................................            548,000            -
   Financing of energy projects...................................................................       (56,803,000)           -
   Proceeds from exercise of options and warrants.................................................           181,000            -
   Dividends on preferred stock...................................................................          (205,000)    (236,000)
                                                                                                          ----------     --------
   Net cash used for financing activities.........................................................       (11,020,000)    (131,000)
                                                                                                          ----------    ---------
NET INCREASE IN CASH..............................................................................        (2,637,000)   1,997,000
Cash - beginning of year..........................................................................        25,415,000    5,435,000
                                                                                                          ----------    ---------
CASH - END OF YEAR................................................................................      $ 22,778,000   $7,432,000
                                                                                                          ==========    =========
Supplemental disclosure of cash flow information:
   Cash paid for interest........................................................................        $ 2,270,000   $   24,000

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
Issuance of Common Stock for investment in SEFL..................................................        $   769,000            -

                                        6

                    U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

NOTE A - BASIS OF PRESENTATION

U.S. Energy Systems, Inc. and subsidiaries (collectively the "Company") provides customer-focused energy outsourcing services, including the management, development, operation, and ownership of small-to-medium-sized energy facilities typically located in close proximity to our customers. Our customers include large retail energy consumers, such as industrial and commercial concerns, as well as local wholesale energy suppliers, such as utilities and marketers. The energy generation facilities in our portfolio utilize high efficiency combined heat and power ("CHP") technology and/or clean renewable fuels, such as biogas, biomass fuel and geothermal energy.

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

NOTE B - NET INCOME (LOSS) PER SHARE

         Net Income (Loss) per share has been computed on the basis of the weighted average number of shares outstanding during the periods. In case of
(Loss), common stock equivalents have not been included in the computation since their inclusion would be anti-dilutive.

NOTE C - INCOME TAXES

         The three-month financial statement reflects an increase in the deferred tax asset due to the operating and general and administrative non-recurring expense recognized in this quarter.

NOTE D - ADDITIONAL CAPITAL

         For the three months ended March 31, 2002 stock options of 85,127 were exercised, resulting in the receipt of a total of $181,000 in cash.

NOTE E - INVESTMENTS
     Scandinavian Energy Finance, Limited / EnergiSystem Sverige. In March, 2002, together with EIC Electricity SA ("EIC"), a Swiss investment company specializing in energy investments, we formed a joint venture, Scandinavian Energy Finance, Limited ("SEFL") and financed a new Swedish energy group, EnergiSystem Sverige AB (EnergiSystem). SEFL has a 25 year option to acquire 90% of the fully diluted equity of EnergiSystem for a nominal sum. As part of the transaction, EnergiSystem acquired seven operating district energy systems and several late-stage development projects. Currently, the operations provide biomass-fueled energy to 800 customers serving the equivalent of approximately 30,000 households in ten communities in the vicinity of Stockholm, Sweden. A significant portion of the energy is provided under long-term contracts. The energy market in Sweden is deregulated, and district energy markets are not subject to government rate regulation.

     SEFL provided approximately $56 million to EnergiSystem in the form of financing. Approximately $45 million of this amount was made in the form of a senior secured convertible debenture to EnergiSystem and approximately $11 million was in the form of a subordinated loan to EnergiSystem. The senior secured convertible debenture carries an interest rate of approximately 6% during the first 2 years and 9% thereafter. The subordinated loan carries an interest rate of approximately 13%.

     USE Canada Energy Corp (USE Canada) has a service agreement with an approximate annual value of $400,000 with EnergiSystem under which it will provide consulting services relating to EnergiSystem operations, technology, development and growth.

     We hold 51% of the voting interests of SEFL and EIC holds 49% of the voting interests. We invested approximately $5 million in cash and 167,976 of our common shares, valued at approximately $769,000 in SEFL, and EIC invested its proportionate share in cash. Each partner is required to fund an additional $1 million within two years.

     A Swedish bank provided SEFL with approximately $45 million of long term financing on a non-recourse basis to SEFL's stockholders. The financing carries a variable interest rate of the Stockholm Inter-Bank Offered Rate (STIBOR) plus 30 basis points per annum, capped at 4.7% for the first 5 years and a rate of STIBOR plus 110 basis points per annum thereafter. The loan has a 25 year term with no amortization during the first ten years.

                    U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

NOTE F - CHANGE IN ACCOUNTING PRINCIPLE

The Company recorded a change in accounting principle due to the write-off of the remaining balance of Goodwill for USE Energy Environmental Corp. as required in Financial Accounting Standard Board Statement No. 142 Goodwill and Other Intangible Assets. This write-down is shown net of taxes in the statement of operations for the three month period ended March 31, 2002.

ITEM II      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discusses U. S. Energy Systems, Inc.'s operating results and financial condition

RESULTS OF OPERATIONS

    The Company announced, in its form 10-KSB for the period ended 12/31/01, that it will undertake an evaluation of certain business units in connection with its transition to a provider of energy outsourcing services. The evaluation focused on the Company's geothermal businesses, environmental consulting operations, certain joint venture initiatives and corporate development strategies. As a result, the Company has implemented a plan to redirect certain of its operating units and portions of recently acquired operations that were either unprofitable or unrelated to the Company's core business functions and, thus, inconsistent with its business goal to provide long-term energy services to large energy consumers in its target markets that generate stable earnings to shareholders. As part of this effort, the Company also has abandoned plans for several developmental projects. The redirection of these business units and assets will be completed in an orderly manner and will aim to maximize value for shareholders. This rationalization process will likely be accomplished through the sale, divestiture or discontinuation of the relevant business unit, asset or activity. The Company believes it is a prudent step at this juncture to adjust valuations and take charges on business units and assets unrelated to its core focus.

    Revenues for the three month periods were as follows:

                                                      Three Months Ended
                                              March 31, 2002    March 31, 2001
                                              --------------    --------------
       Operations Group..................      $ 9,880,000        $ 5,264,000
       Corporate Group...................              --                --
                                                 ---------          ---------
                                               $ 9,880,000        $ 5,264,000
                                                 =========          =========


    Total revenues increased by $4,616,000 or 88% in the three months ended March 31,2002 ("First Quarter 2002") as compared to the three months ended March 31, 2001 ( "First Quarter 2001") mainly due to the acquisition of U.S. Energy Biogas Corp. (USE Biogas) and USE Canada in the second quarter of 2001. USE Biogas is included in our results for all periods since May 1, 2001. USE Canada is included since its acquisition on June 11, 2001. In addition, SEFL revenues are included for the 19 day period since March 12, 2002. The Core Operations (USE Biogas, USE Canada and SEFL) contributed $8,291,000, or 84% to the First Quarter 2002 revenue total.

              Operating expense for the three month periods were as followed:

                                                    Three Months Ended
                                          March 31, 2002         March 31, 2001
                                          --------------         --------------
              Operations Group.........    $ 6,103,000            $ 2,278,000
              Corporate Group..........            --                     --
                                             ---------              ---------
                                           $ 6,103,000            $ 2,278,000
                                             =========              =========

     Recurring operating expenses increased by 168%, or $3,825,000 to $6,103,000 in First Quarter 2002 compared to First Quarter 2001 due to the acquisition of the Biogas and Canadian businesses in the second quarter of 2001. Biogas is included in our results for all periods since May 1, 2001. USE Canada is included since its acquisition on June 11, 2001.

      Of the total First Quarter 2002 operations group expense, $4,827,000, or 79% was incurred by the Core Operations.

        The Company has recorded $10,234,000 of operating, general and administrative non-recurring expenses. On the operating expense side, these non-recurring expenses result from the adjustment of tangible assets held at subsidiaries such as fixed assets and investments as well as the recognition of deferred projects and acquisition costs. Accruals for potential costs related to the potential sale, divestiture or discontinuation of certain business units were made in the first quarter as part of both operating and general and administrative expense.

    Additionally, the Company recognized a change in accounting principle of $754,000 (net of income tax benefit of $546,000) to reflect the application of FASB No. 142 against the recorded goodwill of U.S. Energy Environmental Corp.


    The components of general and administrative expenses for the three month periods are as follows:
                                                      Three Months Ended
                                               March 31, 2002     March 31, 2001
                                               --------------     --------------
       Salaries and consulting.............    $   759,000        $   387,000
       Legal and professional..............        207,000            187,000
       Insurance...........................        375,000             91,000
       Corporate expenses..................         25,000             95,000
       Other...............................        356,000            278,000
                                                 ---------          ---------
                 Total                          $1,722,000         $1,038,000
                                                 =========          =========

     General & administrative expenses increased by $684,000 or 66% in First Quarter 2002 over First Quarter 2001 due to general and administrative costs added in association with the operations of the newly acquired businesses.

    General and administration expenses related to the Core Operations totaled $833,000 for the first quarter.

     Depreciation and amortization expense increased to $1,318,000 in the First Quarter 2002 compared to $203,000 in the First Quarter 2001, mainly due to increased investment in depreciable assets.

        Net Income for Core Operations was $257,000 before non-recurring charges in the First Quarter 2002.

    The increase in interest income of $134,000 in First Quarter 2002 over First Quarter 2001 is primarily due to higher interest earnings on increased average cash balances during the quarter. Interest expense increased to $2,270,000 in 2002 compared to $25,000 in 2001 due to debt associated with the three acquisitions previously described.

    Dividends paid on Preferred stock in First Quarter 2002 totaled $205,000, compared to $236,000 in First Quarter 2001.

                    LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 2002, cash and equivalents totaled approximately $22,778,000, of which $4,848,000 was unrestricted, as compared to $10,658,000 of unrestricted cash at December 31, 2001. In connection with notes payable by certain USE Biogas subsidiaries, the lender required these subsidiaries to maintain various restricted cash accounts, which, at March 31, 2002, amounted to $17,930,000. This amount also includes approximately $1.6 million of funds the Company set aside to ensure the payment of dividends on certain series of our preferred stock. These funds were set apart in conjunction with the approval of our plan of recapitalization.

     During the three months ended March 31, 2002, cash flow of $4,424,000 from operating activities and $3,959,000 from investing activities was used to partially fund the $11,020,000 of financing activities, and caused a $2,637,000 decrease in cash. The financing of the transactions related to SEFL resulted in notes receivable of approximately $56,000,000 were was partially funded by proceeds of $45,613,000 from long term debt.

     Cash flow from operating activities during the three months ended March 31, 2002 was $4,424,000 as compared to $2,596,000 at March 31, 2001.

     Our consolidated working capital (including $17,930,000 of restricted cash) was $6,413,000 at March 31, 2002 compared to $16,375,000 at December 31, 2001.

    We believe our cash position and projected cash flow from operations are sufficient to satisfy our commitments for the next twelve months.


CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

    This Form 10-QSB contains certain "forward looking statements" which represent our expectations or beliefs, including, but not limited to, statements concerning industry performance and our operations, performance, financial condition, growth and strategies. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify certain forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors which are noted herein, including but not limited to the potential impact of competition, changes in local or regional economic conditions, our ability to continue our growth strategy, dependence on management and key personnel, supervision and regulation issues and the ability to find financing on terms suitable to us. Additional factors which may impact our business, prospects, operating results and financial condition are described under the caption "Risk Factors" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001 and the Company's Registration Statement on Form S-3 filed on April 30, 2002 and declared effective on May 7, 2002 (SEC File No. 333-87264).

PART II

Item  2 - Changes in Securities

        On or about March 11, 2002 the Company issued 167,976 shares of common stock as part of its investment in SEFL. The shares were issued, without registration, pursuant to exemption provided by Regulation S. section 4(2) of the Securities Act of 1933, as amended.

ITEM 6 - Exhibits

a.  Exhibits.


Exhibit
Number        Description
-------       -----------

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

                                       13


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

                                       14


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

                                       15

                   U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2002



/s/ LAWRENCE I. SCHNEIDER
    ---------------------
    Lawrence I. Schneider
    Chairman of the Board
    (Principal Executive Officer)


/s/ ROBERT C. BENSON
    --------------------
    Robert C. Benson
    Chief Financial Officer
    (Principal Financial and Accounting Officer)