Form 10KSB/A
period 2001-12-31
U S ENERGY SYSTEMS INC
filed 2002-06-21
CIK 351917

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A/2

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

     As of May 11, 2002, the number of outstanding shares of the registrant's Common Stock was 12,220,937.

     Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

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


RESULTS OF OPERATIONS

Revenue and Operating Income Summary by operating units are as follows:

                                                                 FY 2001       FY 2001 Gains
                                   FY 2001        FY 2001       Operating      (losses) From
                                  Revenues       EBITDA(1)     Income (loss)   Joint Ventures
Business Groups/Units            ($ in 000's)  ($ in 000's)    ($ in 000's)    ($ in 000's)

Operations Group
U.S. Energy Biogas Corp.          $ 21,862       $  14,827      $  11,449

USE Canada Energy Corp.           $  4,710       $   1,553      $   1,244

U.S. Energy Geothermal, LLC       $  7,044       $   4,081      $   3,865

U.S. Energy Environmental Corp.   $  4,913       $     376      $    (165)

Total Group                       $ 38,529       $  20,858      $  16,393

Corporate Group
U.S. Energy Systems               $      0       $  (2,210)     $  (2,407)     $          83

Total  Company                    $ 38,529       $  18,648      $  13,896      $          83

1 EBITDA calculations for each business unit are described under Selected Operations Information

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

-------------------------------------- --------------------- -------------------

1 Eleven months ended December 31, 2000

2 EBITDA equals Electricity Revenues minus Operating Expenses, which excludes general and administrative costs which are part of corporate expenses

Geothermal LLC Production Metrics ($'s in 000's)
-------------------------------------- --------------------- -------------------
                                             FY 2001              FY 2000(1)
-------------------------------------- --------------------- -------------------

-------------------------------------- --------------------- -------------------
Production Sold, MWh                          46,854               42,048
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
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
   Debt - US Energy
-----------------------------------------------------------------------------------------------------------------
     Convertible Sub
Debentures                       $     0       $   186      2004        9.0%      LIPA stock      N.A.
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
  Total Debt - Other             $11,558       $76,238
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

4)    Non recourse to the Company.

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

During the twelve months ended December 31, 2001, cash flow of $14,233,000 from financing activities and $8,724,000 from operating activities, was used to fund $12,808,000 of investing activities, and provided the increase in cash. Major financing activities resulting in cash increases including the receipt of $7,741,000 in full payment for the subscription note receivable and $8,249,000 in proceeds from the exercise of options and warrants.

Cash flow from operating activities during the twelve months ended December 31, 2001 were primarily from net income of $6,605,000 as compared to $1,385,000 during the eleven months ended December 31, 2000.

We used $3,726,000 in acquiring additional equipment in the 2001 period as compared to $647,000 in the eleven months of the earlier year. Construction in progress used $1,108,000 cash in the current twelve month period.

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
                                                                                     =============

                 See notes to consolidated financial statements

                    U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES


                      CONSOLIDATED STATEMENT OF OPERATIONS
                         AND OTHER COMPREHENSIVE INCOME

                                                                                  Year              Eleven
                                                                                 Ended              Months
                                                                              December 31,    Ended December 31,
                                                                                  2001               2000
                                                                              ------------    ------------------
Revenues ..................................................................   $ 38,529,000      $  8,327,000

Costs and expenses:
   Operating expenses .....................................................     16,013,000         3,819,000
   General and administrative expenses ....................................      3,968,000         2,615,000
   Depreciation and amortization ..........................................      4,735,000           625,000
   (Gain) from joint ventures .............................................        (83,000)         (117,000)
                                                                              ------------      ------------
      Total costs and expenses ............................................     24,633,000         6,942,000
                                                                              ------------      ------------
Income from operations ....................................................     13,896,000         1,385,000

Interest income ...........................................................        996,000           536,000
Interest expense ..........................................................     (5,153,000)         (110,000)
Minority interest .........................................................     (2,744,000)               --
                                                                              ------------      ------------
Income before non-recurring items and taxes ...............................      6,995,000         1,811,000

Compensation arising from issuance of options to new management team ......             --         1,313,000
Provision for severance and repositioning of the Company...................             --           311,000
Litigation settlement costs ...............................................             --             2,000
                                                                              ------------      ------------
Income before taxes .......................................................      6,995,000           185,000

Income tax (expense) benefit ..............................................       (390,000)        1,200,000
                                                                              ------------      ------------

NET INCOME ................................................................   $  6,605,000      $  1,385,000
                                                                              ============      ============

Dividends on preferred stock ..............................................     (1,111,000)         (537,000)
Dividends on beneficial conversion of preferred stock .....................             --        (7,750,000)
                                                                              ------------      ------------

INCOME (LOSS)  APPLICABLE TO COMMON STOCK .................................   $  5,494,000      $ (6,902,000)
                                                                              ============      ============

INCOME (LOSS) PER SHARE OF COMMON STOCK:
   Income (loss) per share of common stock - basic ........................   $       0.57      $      (1.05)
                                                                              ============      ============

   Income (loss)per share of common stock - diluted .......................   $       0.39      $      (1.05)
                                                                              ============      ============

   Weighted average number of common stock outstanding - basic ............      9,656,000         6,602,310
                                                                              ============      ============
   Weighted average number of common stock outstanding - diluted ..........     16,818,000         6,602,310
                                                                              ============      ============

OTHER COMPREHENSIVE INCOME, NET OF TAX
   Net income (loss) ......................................................   $  6,605,000
   Foreign currency translation adjustment ................................        406,000
                                                                              ------------
      Total comprehensive income ..........................................   $  7,011,000
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
                                        ============ =========== ========= =============== ============= ============= =============



                 See notes to consolidated financial statements

                    U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                              Twelve               Eleven
                                                                                           Months Ended         Months Ended
                                                                                           December 31,         December 31,
                                                                                               2001                 2000
                                                                                          -------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .........................................................................   $  6,605,000          $  1,385,000
   Adjustments to reconcile net income to net cash provided by (used in)
    operating activities: .............................................................
      Depreciation and amortization ...................................................      4,735,000               625,000
      Equity in (gain) of joint ventures ..............................................        (83,000)             (117,000)
      Realized gains on installment sales .............................................     (2,946,000)                   --
      Minority interest ...............................................................      2,744,000                    --
      Deferred income taxes ...........................................................      1,754,000            (1,200,000)
      Write-down of assets ............................................................             --                56,000
      Shares issued to estate of former officer .......................................             --               125,000
      Compensation recognized for granting of stock options ...........................             --             1,313,000
      Changes in:
        Accounts receivable and other .................................................     (2,465,000)           (3,054,000)
        Spare parts inventory .........................................................     (1,571,000)                   --
        Project development costs .....................................................     (1,368,000)                   --
        Accounts payable and accrued expenses .........................................     (2,484,000)              666,000
        Deferred revenue and other ....................................................       (130,000)                   --
        Rate incentive liability ......................................................      3,933,000                    --
        Litigation settlement payable .................................................             --              (900,000)
        Life insurance proceeds, net of costs and expenses ............................             --               870,000
                                                                                          ------------          ------------
               Net cash provided by (used in) operating activities ....................      8,724,000              (231,000)
                                                                                          ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment purchases ...............................................................     (8,403,000)                   --
   Loans to Reno Energy LLC ...........................................................             --                (2,000)
   Distribution from Lehi Independent Power Associates, LC ............................             --               183,000
   Distribution from Plymouth Cogeneration Limited Partnership ........................             --                49,000
   Investment in Marathon Capital, LLC ................................................             --               (51,000)
   Investment in Castlebridge Partners, LLC ...........................................             --              (224,000)
   Acquisitions of property and equipment .............................................     (3,726,000)             (647,000)
   Dispositions of property and equipment .............................................         73,000                    --
   Construction in progress ...........................................................     (1,108,000)                   --
   Deferred financing costs ...........................................................        356,000                    --
   Deferred acquisition costs .........................................................             --              (278,000)
                                                                                          ------------          ------------
               Net cash used in investing activities ..................................    (12,808,000)             (970,000)
                                                                                          ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of partial redemption of convertible subordinated debentures ...............        (16,000)             (164,000)
   Payment of long-term debt ..........................................................    (31,428,000)             (163,000)
   Proceeds from long-term debt .......................................................     31,066,000               367,000
   Proceeds from sale of common stock .................................................             --             3,500,000
   Proceeds from notes receivable .....................................................      1,279,000                    --
   Proceeds from exercise of options and warrants .....................................      8,249,000             3,320,000
   Minority Investment ................................................................     11,500,000
   Payment for former stockholders ....................................................    (12,000,000)
   Subscriptions receivable ...........................................................      7,741,000                    --
   Purchase of treasury shares ........................................................       (480,000)                   --
   Dividends on preferred stock .......................................................     (1,111,000)             (537,000)
   Debt issuance costs ................................................................       (567,000)
   Advances from joint ventures .......................................................             --                12,000
                                                                                          ------------          ------------
               Net cash provided by financing activities ..............................     14,233,000             6,335,000
                                                                                          ------------          ------------

                    U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES

                                                                                              Twelve               Eleven
                                                                                           Months Ended         Months Ended
                                                                                           December 31,         December 31,
                                                                                               2001                 2000
                                                                                          -------------         ------------

NET INCREASE IN CASH ..................................................................     10,149,000             5,134,000
   Cash - beginning of year (including cash from acquisitions) ........................     15,266,000               301,000
                                                                                          ------------          ------------
   CASH - END OF YEAR .................................................................   $ 25,415,000          $  5,435,000
                                                                                          ============          ============

SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITIES:
   Stock subscription receivable on option exercised ..................................   $         --          $  7,741,000
   Deferred offering costs ............................................................        480,000                    --
   Conversion of Series B Preferred Stock .............................................             --                   (*)
   Issuance of Common Stock for investment interest in Marathon Capital, LLC ..........             --               962,000
   Issuance of Common Stock for investment interest in Castlebridge Partners, LLC .....             --             2,916,000
   Issuance of Common Stock pursuant to anti-dilution provision .......................             --                   (*)
   Issuance of Common Stock to estate of former officer ...............................             --               125,000
   Compensation arising from issuance of options to new management team ...............             --             1,313,000
   Issuance of Series C Preferred Stock ...............................................      3,000,000                    --
   Issuance of Common Stock ...........................................................     10,550,000                    --
   Debt assumed from acquisitions......................................................     73,000,000                    --

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


NOTE B -- SUBSIDIARIES AND AFFILIATES

     (1) U.S. Energy Biogas Corp. On May 11, 2001 we, together with Cinergy Energy Solutions, Inc. ("Cinergy Energy") acquired through a merger Zahren Alternative Power Corporation ("Zapco"), renamed U.S. Energy Biogas Corporation ("Biogas"). We own 54.26% and Cinergy Energy, a wholly owned subsidiary of Cinergy Corp. ("Cinergy") owns 45.74%. For its interest, Cinergy energy paid $11.5 million in cash. For our interest, we paid $0.5 million in cash, 1,800,000 shares of our common stock, 100,000 shares of our series C Preferred Stock, convertible into 500,000 shares of our common stock, and five years warrants to purchase 366,667 shares of our common stock at a price of $6 per share. Such payments were used in consideration on the merger. In addition, we together with Cinergy Energy, may pay $0.8 million in cash 18 months after the completion of the merger, that may be used as contingent additional merger consideration. The merger consideration is subject to certain adjustments.

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

In 2001, Zapco had a second sale of limited partnership interests in three other Gasco entities. The purchaser was AJG Financial Services. The total purchase price was approximately $12,300,000 including interest and consisted of a down payment of $1,000,000 and two long-term notes receivable; one calling for fixed quarterly payments of $145,000 and the other calling for contingent quarterly payments based on actual gas production. Both bear interest at 6% per annum. A gain of $1,715,000 was recognized in 2001 on the fixed note and an additional $204,000 of gain was recognized on the contingent note. Consistent with Accounting accepted in the United States for this transaction, the remaining deferred gain of $3,556,000 relates to the contingent note and will be recognized over the next six years as payments are received.


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

LIPA                             - buildings                 22 years
Plymouth Cogeneration            - plant                     13 years



The following is summarized financial information of Castlebridge Partners, LLC, LIPA and Plymouth Cogeneration as of December 31, 2001 and for each of the two-years in the period then ended:

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   FOR THE YEAR ENDED DECEMBER 31, 2001 AND 11 MONTHS ENDED DECEMBER 31, 2000

                                                                                 December 31, 2001
                                                                       ------------------------------------
                                                        Castlebridge       LIPA       Plymouth Cogeneration
                                                        ------------       ----       ---------------------
Current assets ........................................  $ 1,517,000   $    88,000         $     1,000
Property, plant and equipment at cost (net) ...........       19,000       227,000                  --
Other assets ..........................................    1,225,000             0             679,000
                                                         -----------   -----------         -----------
 Total assets .........................................    2,761,000       315,000             680,000
Current liabilities ...................................      (25,000)      (37,000)                 --
Long-term debt ........................................           --            --            (102,000)
                                                         -----------   -----------         -----------
Equity ................................................    3,267,000      (278,000)            578,000
                                                         ===========   ===========         ===========
Share of equity in joint ventures .....................    2,224,000       139,000             289,000
Investments in joint ventures in excess of equity .....      782,000       691,000             161,000
                                                         -----------   -----------         -----------
 Total investments in joint ventures ..................  $ 3,006,000   $   830,000         $   450,000
                                                         ===========   ===========         ===========

                                                                                                                  Plymouth
                                                        Castlebridge                    LIPA                    Cogeneration
                                                        ------------                    ----                    ------------
                                                      2001         2000(*)        2001          2000          2001         2000
                                                  -----------   -----------   -----------   -----------   -----------  -----------
Revenue ........................................  $   838,000   $    61,000   $     6,500   $     5,000   $ 1,426,000  $ 1,387,000
Net income (loss) ..............................      144,000      (261,000)       14,000       355,000       100,000       76,000
Equity in net income (loss) ....................       35,000       (66,000)        7,000       177,000        50,000       38,000
Amortization of purchase price over equity .....            0             0             0       (28,000)            0       (4,000)
                                                  -----------   -----------   -----------   -----------   -----------  -----------

Net gain (loss) from joint ventures ............  $    35,000   $   (66,000)  $     7,000   $   149,000   $    50,000  $    34,000
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
                                                    -----------
                                                    $10,026,000
                                                    ===========

NOTE I -- NOTES PAYABLE AND LONG - TERM DEBT

As if December 31, 2001, the company's debt was as follows:

Debt Schedule Summary

($'s in 000's)
  Issuer/Lender                                  Current  LT Balance   Maturity   Interest Rate        Security        DSCR(1)
  -------------                                  -------  ----------   --------   -------------        --------        -------
Debt
   J. Hancock- Series A .....................    $ 2,574    $35,782       2014        9.47%        Project Assets(4)   1.25 TFQ
   J. Hancock- Series A2 ....................    $   161    $ 3,025       2014        9.37%        Project Assets(4)   1.25 TFQ
   J. Hancock- Series B .....................    $   360    $ 9,383       2014       Libor +2.39   Project Assets(4)   1.25 TFQ

   ABB Energy -Toledo2 ......................    $ 1,317    $     0       2002       Libor+5.0     Project Assets(4)   1.25 TFQ
   ABB Energy - BC3 .........................    $   897    $ 8,248       2011       10.08%        Project Assets(4)   1.25 TFQ
   Toronto Dominion .........................    $   172    $13,681       2012        7.51%        Project Assets(4)   1.25 TFQ
   Various Banks ............................    $   341    $   381    2002-17       4% - 9.5%        Plant,equip(4)       N.A.
   Line of Credit ...........................    $   345    $     0       2002       5 .25%            All Assets(4)       N.A.
   Convertible Sub Debentures ...............    $     0    $   186       2004         9.0%            LIPA stock(4)       N.A.
                                                 -------    -------
Total debt ..................................    $ 6,167    $70,686
                                                 -------    -------

Notes Payable - Stockholder
   AJG Financial Services ...................    $   391    $ 3,495       2007        9.00%               Unsecured(4)     N.A.
   AJG Financial Services(2) ................    $ 5,000    $     0       2002        10.0%          Project Assets(4)     N.A.
   Cinergy Energy ...........................    $     0    $ 2,057       2011        20.0%               Unsecured(4)     N.A.
                                                 -------    -------
Total notes payable - Stockholder ...........    $ 5,391    $ 5,552

Total .......................................    $11,558    $76,238
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

The deferred tax asset is broken down between the following business groups:

                                Year Ended           Year Ended
                             December 31, 2001    December 31, 2000
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

                                       U.S. ENERGY SYSTEMS, INC.


                                             /s/  LAWRENCE I. SCHNEIDER
                                       -----------------------------------------
                                                 Lawrence I. Schneider
                                                 Chairman of the Board


June 21, 2002                          By:      /s/ ROBERT C. BENSON
                                           -------------------------------------
                                                     Robert C. Benson
                                                 Chief Financial Officer