Form 10QSB
period 2002-06-30
U S ENERGY SYSTEMS INC
filed 2002-08-14
CIK 351917

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended June 30, 2002

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
                                            Yes  [X]          No  [  ]

    State the number of shares outstanding of each of issuer's classes of common equity, as of August 6, 2002:

          Title of Class                                Number of Shares
          --------------                                ----------------
           Common Stock                                    12,331,500

Transitional Small Business Disclosure Format (check one):  Yes  [  ]   No  [X]

================================================================================


                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                                         June 30,    December 31,
                                                                                                           2002          2001
                                                                                                       (unaudited)     (audited)
ASSETS
Current assets:
   Cash...........................................................................................     $  2,642,000  $ 10,658,000
   Restricted cash................................................................................       15,724,000    14,757,000
   Accounts receivable (less allowance for doubtful accounts of $267,000 and $580,000, respectively)      8,733,000    10,597,000
   Notes and interest receivable, current portion.................................................        3,180,000     3,064,000
   Other current assets...........................................................................        2,337,000     2,610,000
                                                                                                         ----------    ----------
 Total current assets.............................................................................       32,616,000    41,686,000

   Property, plant and equipment, net.............................................................       67,441,000    71,612,000
   Construction in progress.......................................................................        3,102,000     2,339,000
   Installment sale partnership interest, less current portion ...................................       16,366,000    17,168,000
   Notes receivable, less current portion.........................................................       57,250,000          -
   Investments....................................................................................        9,271,000    10,026,000
   Deferred costs including debt issuance costs, net of accumulated amortization..................        5,376,000     5,237,000
   Goodwill, net..................................................................................       28,148,000    30,639,000
   Deferred tax asset.............................................................................       16,631,000    11,034,000
     Other assets.................................................................................          320,000     1,768,000
                                                                                                        -----------   -----------
                                                                                                       $236,521,000  $191,509,000
                                                                                                        ===========   ===========
LIABILITIES
Current liabilities:
   Current portion of long-term debt..............................................................     $  5,513,000  $  6,167,000
   Notes payable - stockholder....................................................................        5,881,000     5,391,000
   Accounts payable and accrued expenses..........................................................       12,954,000    12,705,000
   Deferred revenue, installment sale partnership interest current portion........................        1,007,000     1,048,000
                                                                                                         ----------    ----------
Total current liabilities.........................................................................       25,355,000    25,311,000

   Long-term debt, less current portion...........................................................      114,546,000    70,686,000
   Notes payable - stockholder....................................................................        4,993,000     5,552,000
   Deferred revenue, installment sale partnership interest less current portion...................        6,732,000     7,229,000
   Rate incentive liability.......................................................................       12,142,000     9,581,000
   Advances from joint ventures...................................................................          102,000       102,000
                                                                                                        -----------    ----------
Total long-term liabilities.......................................................................      138,515,000    93,150,000
                                                                                                        -----------   -----------
Total liabilities.................................................................................      163,870,000   118,461,000
                                                                                                        -----------   -----------
Minority interests................................................................................       20,659,000    15,090,000
                                                                                                        -----------   -----------
Commitments and contingencies

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, authorized 10,000,000 shares:
     Series B, cumulative, convertible, issued and outstanding  368 shares........................             -              -
     Series C, cumulative, convertible, issued and outstanding 100,000 shares.....................           1,000         1,000
     Series D, cumulative, convertible, issued and outstanding 1,138,000..........................          11,000        11,000
   Common stock, $.01 par value, authorized 50,000,000 shares; issued 12,331,500 shares and
   12,065,000 shares, respectively................................................................         124,000       121,000
   Treasury stock, 114,700 shares of common stock at cost.........................................        (495,000)     (495,000)
   Additional paid-in capital.....................................................................      66,228,000    65,647,000
   Accumulated deficit............................................................................     (14,275,000)   (7,733,000)
   Accumulated comprehensive income...............................................................         398,000       406,000
                                                                                                       -----------    ----------
Total stockholders' equity........................................................................      51,992,000    57,958,000
                                                                                                       -----------   -----------
                                                                                                      $236,521,000  $191,509,000
                                                                                                       ===========   ===========

                        See notes to consolidated financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                Three Months Ended             Six Months Ended
                                                                                ------------------             -----------------
                                                                               June 30,      June 30,       June 30,      June 30,
                                                                                2002           2001          2002           2001
                                                                               -------       --------       --------      --------
Revenues............................................................       $ 10,772,000   $ 12,400,000    $ 20,652,000 $ 17,664,000
Costs and expenses:
    Operating expenses..............................................          5,395,000      4,578,000      11,498,000    6,856,000
    Operating, general and administrative - non-recurring...........                  -              -      10,234,000            -
    General and administrative expenses.............................          1,991,000        935,000       3,713,000    1,973,000
    Depreciation and amortization...................................          1,307,000        981,000       2,625,000    1,184,000

    (Gain) Loss from joint ventures.................................            (60,000)        30,000         (75,000)      44,000
                                                                              ---------      ---------      ----------   ----------
         Total costs and expenses...................................          8,633,000      6,524,000      27,995,000   10,057,000
                                                                              ---------      ----------     ----------   ----------
Income (loss) from operations.......................................          2,139,000      5,876,000      (7,343,000)   7,607,000

Interest income.....................................................            455,000        142,000         850,000      403,000
Dividend income....................................................              41,000              -          41,000            -
Interest expense....................................................         (2,102,000)    (1,056,000)     (4,373,000)  (1,081,000)

Minority interest...................................................           (405,000)    (1,879,000)       (388,000)  (1,879,000)
                                                                              ---------      ---------      ----------    ----------
Income (loss) before taxes..........................................            128,000      3,083,000     (11,213,000)   5,050,000

Income tax benefit (provision)....................................              190,000      (756,000)       5,255,000     (756,000)
Income (loss) before cumulative effect of accounting change and               ---------      ---------       ---------    ----------
disposal of a segment.................................                          318,000      2,327,000      (5,958,000)   4,294,000

Gain on disposal of a segment  (net of income tax of $113,000) .....            170,000              -         170,000            -
Cumulative effect of accounting change on years prior to 2002 (net of
   income tax of $546,000) .........................................                  -              -        (754,000)           -
                                                                              ---------      ---------       ----------   ---------

NET INCOME (LOSS)...................................................       $    488,000   $  2,327,000    $ (6,542,000) $ 4,294,000
                                                                              =========      ==========      ==========   =========
Dividends on preferred stock........................................           (211,000)      (284,000)       (416,000)    (520,000)
                                                                              ---------      ----------      ----------   ----------
INCOME (LOSS) APPLICABLE TO COMMON STOCK............................       $    277,000    $ 2,043,000    $ (6,958,000) $ 3,774,000
                                                                              =========      =========       ==========   =========
                               INCOME (LOSS) PER SHARE OF COMMON STOCK:
    Income (loss) per share of common stock - basic.................             $  .02   $       0.24    $      (0.57)  $     0.46
                                                                              =========      =========       ===========  =========
    Income (loss) per share of common stock - diluted...............             $  .03   $       0.14    $      (0.57)  $     0.27
                                                                              =========      =========       ===========  =========

Weighted average number of common shares outstanding - basic........         12,202,000      8,580,132      12,203,000    8,171,139
                                                                             ==========      =========      ==========    =========
Weighted average number of common shares outstanding - diluted......         17,617,000     16,089,738      12,203,000   15,680,744
                                                                             ==========     ==========      ==========   ==========
                                OTHER COMPREHENSIVE INCOME, NET OF TAX:

    Net income (loss)...............................................       $    488,000   $  2,327,000      (6,542,000)   4,294,000
    Gain (loss) on foreign currency translation.....................            (37,000)        14,000          (8,000)      14,000
                                                                              ---------      ---------        --------    ---------
     Total comprehensive income.....................................       $    451,000   $  2,341,000      (6,550,000)   4,308,000
                                                                              =========      =========       =========    =========

                 See notes to consolidated financial statements

                                                               U.S. ENERGY SYSTEMS AND SUBSIDIARIES
                                                     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                              For the Six Months Ended June 30, 2002

                                     ---------------------- ---------------------- -------------------------
                                        Preferred Stock        Preferred Stock         Preferred Stock
                                           Series A               Series B                 Series C
                                     ---------------------- ---------------------- -------------------------
                                     Number                  Number                  Number
                                       of                     of                       of
                                      Shares       Amount    Shares      Amount       Shares      Amount
                                     ----------    -------- ---------    --------- -----------    ----------

        BALANCE - December 31, 2001         -      $    -      368        $   -     100,000      $  1,000

        Shares issued for exercised
               options and warrants
                 Comprehensive loss
  Net loss for the six months ended
                      June 30, 2002
      Dividends on Preferred Stock:
                           Series D
                           Series B
                           Series C

                                     ----------    -------- ---------    --------- -----------    ----------

            BALANCE - June 30, 2002         -       $   -      368            -     100,000       $ 1,000
                                     ==========    ======== =========    ========= ===========    ==========



                                                                      Common Stock
                                                              -----------------------------
                                                                                              Additional
                                                Subscription      Number                        Paid-in
                                                 Receivable     of Shares        Amount         Capital
                                                ------------- --------------- ------------- ----------------

BALANCE - December 31, 2001                       $     -       12,065,000     $ 121,000     $ 65,647,000

Shares issued for exercised options and
warrants                                                            98,500         1,000          230,000
Issuance of common stock                                           168,000         2,000          767,000

Comprehensive loss                                                                                      -
Net loss for the six months ended June 30,
2002
Dividends on Preferred Stock:
     Series B                                                                                     (18,000)
     Series C                                                                                     (88,000)
     Series D                                                                                    (310,000)

                                                ------------- --------------- ------------- ----------------
BALANCE - June 30, 2002                              $     -    12,331,500     $ 124,000     $ 66,228,000
                                                ============= =============== ============= ================

                                                               U.S. ENERGY SYSTEMS AND SUBSIDIARIES
                                                     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                              For the Six Months Ended June 30, 2002

                                     ------------------------- -----------------------------
                                        Preferred Stock           Preferred Stock
                                           Series D                Treasury Stock
                                     ------------------------- -----------------------------
                                     Number                       Number
                                       Of                           Of
                                     Shares        Amount        Shares        Amount
                                     --------    --------- -------------   -------------

        BALANCE - December 31, 2001  1,138,888      $11,000     (114,700)     $(495,000)

        Shares issued for exercised
               options and warrants
                 Comprehensive loss
  Net loss for the six months ended
                      June 30, 2002
      Dividends on Preferred Stock:
                           Series D
                           Series B
                           Series C

                                     ----------    --------     ---------    ---------

            BALANCE - June 30, 2002  1,138,888       11,000     (114,700)     $ (495,000)
                                     ==========    ========      ========    ============





                                                Accumulated
                                                Comprehensive        Accumulated
                                                   Income              Deficit            Total
                                                --------------- ------------------ ----------------

BALANCE - December 31, 2001                      $  406,000         $ (7,733,000)     $ 57,958,000

Shares issued for exercised options and
warrants                                                                                   231,000
Issuance of common stock                                                                   769,000

Comprehensive loss                                   (8,000)                               ( 8,000)
Net loss for the six months ended June 30,
2002                                                                  (6,542,000)       (6,542,000)
Dividends on Preferred Stock:
     Series B                                                                              (18,000)
     Series C                                                                              (88,000)
     Series D                                                                             (310,000)

                                                 ----------------- ------------------  --------------
BALANCE - June 30, 2002                           $  398,000       $ (14,275,000)      $ 51,992,000
                                                 =================== ================== ==============

                                       4 (con't)

                 See notes to consolidated financial statements

                  U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                   Six Months Ended
                                                                                             June 30, 2002    June 30, 2001
                                                                                             -------------    -------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)............................................................            $(6,542,000)      $  4,294,000
    Adjustments to reconcile net income (loss) to net cash provided by (used in)
    operating activities:
       Depreciation and amortization............................................              2,625,000          1,184,000
       Gain on sale of segment..................................................               (170,000)
       Minority interest income.................................................                388,000          1,879,000
       Recognition of development costs.........................................              1,900,000                  -
       Unrealized gain on sales.................................................                      -         (1,715,000)
       Deferred taxes...........................................................             (5,597,000)        (1,979,000)
       Write down of fixed assets...............................................              3,893,000                  -
       Write down of investments................................................                830,000                  -
       Equity in (gain) loss of joint ventures..................................                (75,000)            30,000
       Cumulative effects of accounting change on years prior to 2002 (net of income
       tax of $546,000)                                                                         754,000                  -
    Changes in:
       Accounts and notes receivable, trade.....................................              2,026,000          2,422,000
       Project development costs................................................                      -            (23,000)
       Other current assets.....................................................                273,000             54,000
       Other assets.............................................................              1,448,000           (746,000)
       Accounts payable and accrued expenses....................................                249,000           (691,000)
       Minority interest liability..............................................              5,181,000
       Deferred revenue.........................................................               (538,000)          (199,000)

       Rate incentive liability.................................................              2,561,000            494,000
                                                                                              ---------          ---------
 Net cash provided by operating activities......................................              9,206,000          5,004,000
                                                                                              ---------          ---------
 CASH FLOWS FROM INVESTING ACTIVITIES:
       Change in investments....................................................               (136,000)                 -
       Acquisition of equipment and leasehold improvements......................               (494,000)          (576,000)
       Construction in progress.................................................               (763,000)        (1,566,000)
       Energy projects..........................................................            (57,250,000)                 -
       Acquisition of Zapco.....................................................                      -         (1,010,000)
       Acquisition of Trigen Canada.............................................                      -         (2,277,000)

       Deferred acquisition costs...............................................             (1,233,000)         1,386,000
                                                                                              ---------          ---------
 Net cash used in investing activities..........................................            (59,876,000)        (4,043,000)
                                                                                             ----------          ---------
 CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from notes receivable...........................................                686,000            369,000
       Payments of convertible subordinated secured debentures..................                      -            (16,000)
       Payments of long-term debt...............................................             (2,474,000)          (118,000)
       Proceeds from long-term debt.............................................             45,613,000          1,063,000
       Redemption of subscription receivable....................................                      -          7,741,000

       Debt issuance costs......................................................                (19,000)          (120,000)
       Proceeds from exercise of options and warrants...........................                231,000          2,959,000

       Dividends on preferred stock.............................................               (416,000)          (520,000)
                                                                                             ----------         ----------
 Net cash provided by  financing activities.....................................             43,621,000         11,358,000
                                                                                             ----------         ----------
 NET INCREASE  (DECREASE) IN CASH...............................................             (7,049,000)        12,319,000

 Cash, restricted cash and equivalents - beginning of period....................             25,415,000         15,751,000
                                                                                             ----------         ----------
 CASH, RESTRICTED CASH AND EQUIVALENTS - END OF PERIOD                                     $ 18,366,000        $28,070,000
                                                                                             ----------         ----------
    Supplemental disclosure of cash flow information:
    Cash paid for interest......................................................            $ 3,045,000         $   51,000
    Supplemental schedule of non-cash financing activities:                                   ---------          ---------
 Issuance of common stock.......................................................                               $ 9,630,000
                                                                                                                 =========
 Issuance of Series C Preferred Stock...........................................                               $ 3,000,000
                                                                                                                 =========
 Deferred offering costs........................................................                                $ (479,000)
                                                                                                                 =========
 Liabilities assumed in acquisition of Zapco and Trigen Canada..................                              $119,975,000
                                                                                                               ===========
 Issuance of Common Stock for investment interest in SEFL.......................              $ 769,000
                                                                                                =======

                 See notes to consolidated financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001
                                   (UNAUDITED)


NOTE A - BASIS  OF  PRESENTATION

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

    For further information see "Management's Discussion and Analysis or Plan of Operations", and refer to the consolidated financial statements (including the notes thereto) in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

NOTE B - NET INCOME (LOSS)  PER  SHARE

    Net income (loss) per share has been computed on the basis of the weighted average number of shares outstanding during the periods. In case of loss, common stock equivalents have not been included in the computation since their inclusion would be anti-dilutive.

NOTE C - INCOME TAXES

     The six-month financial statements ended June 30, 2002 reflect an increase in the deferred tax asset due to net operating losses generated and an increase in the net operating loss carry forward for the six months.

     The financial statements for the period ended June 30, 2001 included a provision for taxes due to the utilization of operating loss carry forwards.

NOTE D - ADDITIONAL CAPITAL

    For the six months ended June 30, 2002, 98,500 stock options were exercised, resulting in the receipt of a total of $231,000 in cash.

NOTE E - INVESTMENTS

     Scandinavian Energy Finance, Limited / EnergiSystem Sverige. In March, 2002, together with EIC Electricity SA ("EIC"), a Swiss investment company specializing in energy investments, we formed a joint venture, Scandinavian Energy Finance, Limited ("SEFL") and financed a new Swedish energy group, EnergiSystem Sverige AB ("EnergiSystem"). SEFL has a 25 year option to acquire 90% of the fully diluted equity of EnergiSystem for a nominal sum. As part of the transaction, EnergiSystem acquired seven operating district energy systems and several late-stage development projects. Currently, the operations provide biomass-fueled energy to 800 customers serving the equivalent of approximately 30,000 households in ten communities in the vicinity of Stockholm, Sweden. A significant portion of the energy is provided under long-term contracts. The energy market in Sweden is deregulated, and district energy markets are not subject to government rate regulation.

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

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001
                                   (UNAUDITED)

NOTE E - INVESTMENTS CONTINUED

     USE Canada has a service agreement with an approximate annual value of $400,000 with EnergiSystem under which it will provide consulting services relating to EnergiSystem operations, technology, development and growth. In the second quarter, the company earned and recognized $152,000 of these management fees.

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

NOTE F - CHANGE IN ACCOUNTING PRINCIPLE

     The Company recorded a change in accounting principle due to the write-off of the remaining balance of Goodwill for USE Enviro Systems Inc as required in Financial Accounting Standard Board Statement No. 142 Goodwill and Other Intangible Assets. This write-off is shown net of taxes in the statement of operations for the six month period ended June 30, 2002.

NOTE G - Sale of Subsidiary

     Effective June 30, 2002, the Company sold its 100% ownership interest in U.S. Energy Environmental Corp. to KGS Environmental LLC, an employee-led partnership for approximately $1.7 million, which included cash consideration and the assumption of debt. The sale of U.S. Energy Environmental Corp., a domestic provider of environmental services, including oil recycling and environmental remediation, is part of the Company's previously announced strategy to divest or discontinue non-core assets.

     The following pro forma combined revenue and net income is provided as if the sale of U.S. Energy Environmental Corp. had taken place effective January 1, 2002:

                                                                                         As of June 30, 2002

                                                                     U.S. Energy             U.S. Energy              Adjusted
                                                                                         Environmental Corp.        U.S. Energy

Revenues                                                            $20,652,000             $  2,519,000           $ 18,133,000

Net Loss                                                            $(6,542,000)            $   (231,000)          $ (6,311,000)

Earnings Per Share
   Loss  per share common - Basic                                   $     (0.57)            $      (0.02)          $      (0.55)
   Loss per share common - Diluted                                  $     (0.57)            $      (0.02)          $      (0.55)
Weighted average number of shares outstanding - Basic                12,203,000               12,203,000             12,203,000
Weighted average number of shares outstanding - Diluted              17,617,000               17,617,000             17,617,000


Item 2 - Management's Discussion and Analysis or Plan of Operation

Results of Operations

Three Months and Six Months Ended June 30, 2002 Compared to Three Months and Six Months Ended June 30, 2001

    Total revenues decreased by $1,628,000 or 14% in the three months ended June 30, 2002 ("Second Quarter 2002") as compared to the three months ended June 30, 2001 ("Second Quarter 2001"), and increased by $2,988,000 or 17% for the six months ended June 30, 2002 ("Six Months 2002") as compared to the six months ended June 30, 2001 ("Six Months 2001"). The lower results of Second Quarter 2002 compared to Second Quarter 2001 primarily stemmed from much lower revenue and earnings contributions from the company's non-core geothermal energy operations, which benefited from robust western U.S. electricity pricing in 2001. The lower contributions to total revenues by the company's non-core geothermal operations for the entire Six Month 2002 period were offset by the inclusion of the USE Biogas and USE Canada for the Six Months 2002.

    Total revenues from Core Operations, which are comprised of the Company's energy outsourcing businesses (USE Biogas, USE Canada, SEFL, collectively the "Core Operations"), were $9,170,000 in the Second Quarter 2002. Comparison of the financial performance of Core Opersations to the Second Quarter 2001 and Six Months 2001 is not possible since all components of the Core Operations were not in existence in fiscal year 2001.

    Total operating expenses, which consist of costs related to the production of revenues, increased by $817,000 or 18% during the Second Quarter 2002 and $4,642,000 or 67% during Six Months 2002 as compared to Second Quarter 2001 and Six Months 2001, respectively. This increase is primarily due to the inclusion of the USE Biogas and USE Canada for the full Six Months 2002 period compared tO only part of the Six Month 2001 period.

    Total operating expenses for the Core Operations were $4,176,000 in the Second Quarter 2002.

    General and administrative expenses, increased in Second Quarter 2002 over Second Quarter 2001 and in Six Months 2002 over Six Months 2001 by $1,056,000 or 113% and $1,740,000 or 88%, respectively, compensation from the addition of USE Biogas and USE Canada for the Six Months 2002.

General and administrative expenses for the Core Operations in the Second Quarter 2002 totaled $1,065,000

    The components of general and administrative expenses for the three and six month periods are as follows:


                                                        Three Months Ended                             Six Months Ended
                                             -------------------------------------            ----------------------------------
                                                    June 30,            June 30,                  June 30,            June 30,
                                                      2002                2001                      2002                2001
                                             ------------------   ----------------            ---------------   ----------------
    Salaries and consulting...........              $968,000           $455,000                $ 1,585,000          $ 842,000
    Legal and professional............               298,000            140,000                    615,000            327,000
    Insurance.........................               245,000            115,000                    388,000            206,000
    Corporate expenses................               289,000            136,000                    434,000            231,000
    Other.............................               191,000             89,000                    691,000            367,000
                                                   ---------            -------                  ---------          ---------
         Total........................           $ 1,991,000          $ 935,000                $ 3,713,000        $ 1,973,000
                                                   =========            =======                  =========          =========

    Depreciation expense increased to $1,307,000 or 33% and $2,625,000 or 122% for the three and six month periods ending June 30, 2002, respectively, compared to $981,000 and $1,184,000 respectively, for the three and six month periods ending June 30, 2001. This is primarily due to increased investment in depreciable assets from the inclusion of USE Biogas and USE Canada for the full quarter as compared to their partial inclusion in the same period last year.

    Depreciation and amortization expense for the Core Operations in the Second Quarter 2002 totaled $1,122,000.

    Net income from Core Operations rose to $662,000 in the three months ended June 30, 2002, up 157% from $257,000 in the three months ended March 31, 2002. Underpinning the first half year earnings from Core Operations totaling $919,000 was discretionary cash flow of $1,544,000.

    First Quarter 2002 Non-recurring Operating, General and Administrative Expenses

    The Company has recorded $10,234,000 of operating, general and administrative non-recurring expenses in the first quarter ended March 31, 2002. These non-recurring expenses result from the adjustment of tangible assets held at subsidiaries such as fixed assets and investments as well as the recognition of deferred projects and acquisition costs by USE Corporate. Accruals for potential costs related to the potential sale, divestiture or discontinuation of certain business units were made in the first quarter of 2002 as part of both operating and general and administrative expense. Additionally, the Company recognized a change in accounting principle of $754,000 (net of $546,000 tax) to reflect the application of FASB No. 142 against the recorded goodwill of U.S. Energy Environmental Corp.


Liquidity and Capital Resources

    At June 30, 2002, cash totaled approximately $18,366,000 of which approximately $2,642,000 was unrestricted, as compared to $10,658,000 of unrestricted cash at December 31, 2001. In connection with notes payable by certain USE Biogas subsidiaries, the lender required these subsidiaries to maintain various restricted cash accounts, which, at June 30, 2002, amounted to $14,124,000. This amount also includes approximately $1.6 million of funds the Company set aside to ensure the payment of dividends on certain series of our preferred stock. These funds were set apart in conjunction with the approval of our plan of recapitalization

     During the Six Months 2002, cash flow of $43,621,000 from financing activities and $9,206,000 from operating activities was used to partially fund the $59,876,000 of investing activities. The financing of EnergiSystem operations resulted in notes receivable of approximately $57,250,000 which was partially funded by proceeds of $45,613,000 from long term debt.

    Cash flow from operating activities in the Six Months 2002 was $9,206,000 as compared to $5,004,000 in the Second Quarter 2001.

    Our consolidated working capital, including restricted cash, was $7,261,000 at June 30, 2002 compared to $16,375,000 at December 31, 2001.

    We believe that our cash position and projected cash flow from operations are sufficient to satisfy our commitments for the next twelve months.


Cautionary Statement Relating to Forward Looking Statements

    This Form 10-QSB contains certain "forward looking statements" which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance and the Company's operations, performance, financial condition, growth and strategies. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify certain forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors which are noted herein, including but not limited to the potential impact of competition, changes in local or regional economic conditions, the ability of the Company to continue its growth strategy, dependence on management and key personnel, supervision and regulation issues and the ability to find financing on terms suitable to the company. For information regarding the risks facing the Company, please see the information included under the caption "Risk Factors" in U. S. Energy's 10KSB/A filed with the SEC on June 6, 2002.

                           PART II - OTHER INFORMATION

Item 4:  Submission of Matters to a Vote of Security Holders

On May 29, 2002 U S Energy Systems Inc held its annual shareholders meeting. This meeting had two issues on its agenda for voting by the shareholders. Proposal one was the election of directors and proposal two was ratification of Kostin, Ruffkess and Company, LLC as auditors of the company. The results of the voting on these proposals were:

Proposal 1 Election of Directors
--------------------------------
                                                            Withhold Authority
                                For the Election             for the Election
                                 of such Person               of such Person
                                  as a Director                as a Director
                                ----------------            ------------------
M. Stephen Harkness                14,975,512                      247,757
Howard Nevins                      15,059,549                      163,720
Lawrence I. Schneider              15,059,549                      163,720

Proposal 2 Ratification of Auditors:
------------------------------------

For the Proposal           15,170,480
Against the Proposal           19,465
Abstain                        33,324

Mr M. Stephen Harkness, Mr. Howard Nevins and Mr. Lawrence I. Schneider joined the following directors of the Company:

Mr. Goran Mornhed
Mr. Allen Rothman
Mr. Irving Levine
Mr. Evan Evans
Mr. Mark Strauch
Mr. Stanley Fox
Mr. Henry Schneider
Mr. Bernard Zahren

Mr. Zahren resigned as Chief Executive Officer and Director on July 8, 2002 and the Board of Directors elected Mr. Kenneth Leung to the Board on July 8, 2002.



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

                  3.2     Amended and Restated By-Laws of the Company

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


                 10.65           Development Incentive Plan

                 10.66           Corporate Incentive Plan

                 10.67           Finance Incentive Plan

                 10.68           Employment Agreement dated as of August 20, 2001 between the Company and Allen J. Rothman

                 10.69           Employment Agreement dated as of January 1, 2002 between the Company and Edward Campana

                 10.70           Employment Agreement dated as of September 8, 2000 between the Company and Henry Schneider

                 10.71           Shareholder Agreement dated March 2002 by and among Scandinavian Energy Finance Limited, Endoray
                                 Investments BV, US Energy Systems, Inc., EIC Investments (Jersey) Limited and A&A EIC Electricity
                                 Investment Company

                 10.72           Financing Agreement dated as of March 11, 2002 by and between Scandinavian Energy Finance Limited and Gigantissimo 2321 AB n/k/a Energisystems Sverige AB

                 10.73           Conditions on Gigantissimo 2321 AB  n/k/a Energisystems Sverige AB's Convertible Debenture Loan
                                 2002-2027
                 10.74           Subordinated Loan Agreement dated as of March 11, 2002 between Gigantissimo 2324 AB to be renamed
                                 Narvarme Acquisition I and AB Scandinavian Energy Finance Limited

                 10.75           Shareholders Agreement dated as of March 11, 2002 by and among Goran Ernstson, Scandinavian Energy
                                 Finance Limited, Lansforsakringar Liv Forsakringsaktiebolag for the shares of
                                 Gigantissimo 2321 AB n/k/a Energisystem Sverige AB

                 10.76           Security Holders Agreement dated as of March 11, 2002 between Scandinavian Energy Finance Limited and Goran Ernstson
                 10.77           Option Agreement dated as of March 7, 2002 by and between Goran Ernstson and Scandinavian Energy
                                 Finance Limited

                 10.78           Amendment No. 1 to Escrow Agreement dated as of May 22, 2001 by and among the Zapco Stockholders,
                                 Zapco, US Energy, USE Acquisition Corp., Cinergy Energy and Tannenbaum Helpern Syracuse &
                                 Hirschtritt LLP as Escrow Agent

                 10.79           Amendment No. 1 to Indemnification Agreement dated as of May 11, 2001 by and among Zapco
                                 Stockholders, Zapco, US Energy, USE Acquisition Corp. and Cinergy Energy

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


Dated: August 14, 2002

U. S. ENERGY SYSTEMS, INC.


By:      /s/ Goran Mornhed
         -----------------
             Goran Mornhed
             Chief Executive Officer
            (Principal Executive Officer)


By:      /s/ Francis D. Fitzgerald
         -------------------------
             Francis D. Fitzgerald
             Chief Accounting Officer
             (Principal Accounting and Financial Officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of US Energy Systems Inc (the "Company") on Form 10-QSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Goran Mornhed the Chief Executive Officer and Francis D. Fitzgerald the Chief Accounting Officer, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated: August 14, 2002

U. S. ENERGY SYSTEMS, INC.




By:      /s/ Goran Mornhed
         -----------------
             Goran Mornhed
             Chief Executive Officer
             (Principal Executive Officer)


By:      /s/ Francis D. Fitzgerald
         -------------------------
             Francis D. Fitzgerald
             Chief Accounting Officer
            (Principal Accounting and Financial Officer)