Form 10QSB
period 2002-09-30
U S ENERGY SYSTEMS INC
filed 2002-11-14
CIK 351917

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2002

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

    State the number of shares outstanding of each of issuer's classes of common equity, as of November 8, 2002:

           Title of Class                                Number of Shares
           --------------                                ----------------
            Common Stock                                    12,331,500

    Transitional Small Business Disclosure Format (check one):
                                                           Yes  [  ]    No  [X]

                                       1
================================================================================


                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                        September 30,  December 31,
                                                                                                           2002          2001
                                                                                                       (unaudited)     (audited)
ASSETS
Current assets:
   Cash...........................................................................................     $  2,981,000  $ 10,658,000
   Restricted cash................................................................................       15,654,000    14,757,000
   Accounts receivable (less allowance for doubtful accounts of $267,000 and $580,000, respectively)      8,703,000    10,597,000
   Notes and interest receivable, current portion.................................................        3,180,000     3,064,000
   Other current assets...........................................................................        3,338,000     2,610,000
                                                                                                         ----------    ----------
 Total current assets.............................................................................       33,856,000    41,686,000

   Property, plant and equipment, net.............................................................       68,152,000    71,612,000
   Construction in progress.......................................................................        3,196,000     2,339,000
   Installment sale partnership interest, less current portion ...................................       15,493,000    17,168,000
   Notes receivable, less current portion.........................................................       56,534,000          -
   Investments....................................................................................        9,297,000    10,026,000
   Deferred costs including debt issuance costs, net of accumulated amortization..................        5,211,000     5,237,000
   Goodwill, net..................................................................................       28,148,000    30,639,000
   Deferred tax asset.............................................................................       16,910,000    11,034,000
     Other assets.................................................................................          232,000     1,768,000
                                                                                                        -----------   -----------
                                                                                                       $237,029,000  $191,509,000
                                                                                                        ===========   ===========

LIABILITIES
Current liabilities:
   Current portion of long-term debt..............................................................     $  6,080,000  $  6,167,000
   Notes payable - stockholder....................................................................        5,881,000     5,391,000
   Accounts payable and accrued expenses..........................................................       13,763,000    12,705,000
   Deferred revenue, installment sale partnership interest current portion........................        1,007,000     1,048,000
                                                                                                         ----------    ----------
Total current liabilities.........................................................................       26,731,000    25,311,000

   Long-term debt, less current portion...........................................................      112,240,000    70,686,000
   Notes payable - stockholder....................................................................        5,049,000     5,552,000
   Deferred revenue, installment sale partnership interest less current portion...................        6,404,000     7,229,000
   Rate incentive liability.......................................................................       13,476,000     9,581,000
   Advances from joint ventures...................................................................          102,000       102,000
                                                                                                        -----------   -----------
Total long-term liabilities.......................................................................      137,271,000    93,150,000
                                                                                                        -----------   -----------
Total liabilities.................................................................................      164,002,000   118,461,000
                                                                                                        -----------   -----------
Minority interests................................................................................       20,688,000    15,090,000
                                                                                                        -----------   -----------
Commitments and contingencies

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, authorized 10,000,000 shares:
     Series B, cumulative, convertible, issued and outstanding  368 shares........................             -                -
     Series C, cumulative, convertible, issued and outstanding 100,000 shares.....................           1,000          1,000
     Series D, cumulative, convertible, issued and outstanding 1,138,000..........................          11,000         11,000
   Common stock, $.01 par value, authorized 50,000,000 shares; issued 12,331,480 shares and
   12,065,000 shares, respectively................................................................         124,000        121,000
   Treasury stock, 114,700 shares of common stock at cost.........................................        (495,000)      (495,000)
   Additional paid-in capital.....................................................................      66,023,000     65,647,000
   Accumulated deficit............................................................................     (13,731,000)    (7,733,000)
   Accumulated comprehensive income...............................................................         406,000        406,000
                                                                                                        ----------    -----------
Total stockholders' equity........................................................................      52,339,000     57,958,000
                                                                                                        ----------    -----------
                                                                                                       $237,029,000  $191,509,000
                                                                                                        ===========   ===========

                 See notes to consolidated financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                      Three Months Ended              Nine Months Ended
                                                                      ------------------              -----------------
                                                                    September       September       September       September
                                                                        30,            30,             30,             30,
                                                                       2002           2001            2002            2001
                                                                    ---------       ----------      ----------     -----------
Revenues............................................................$9,195,000    $ 10,263,000    $ 29,847,000   $ 27,931,000
Costs and expenses:                                                  ---------      ----------      ----------     ----------
    Operating expenses.............................................. 3,984,000       5,031,000      15,483,000     12,009,000
    Operating, general and administrative - non-recurring...........         -               -      10,234,000              -
    General and administrative expenses............................. 1,801,000         644,000       5,514,000      2,495,000
    Depreciation and amortization................................... 1,294,000       1,784,000       3,918,000      2,979,000
    (Gain) Loss from joint ventures.................................   (19,000)        (15,000)        (94,000)        25,000
                                                                     ---------       ---------      ----------     ----------
         Total costs and expenses................................... 7,060,000       7,444,000      35,055,000     17,508,000
                                                                     ---------       ---------      ----------     ----------
Income (loss) from operations....................................... 2,135,000       2,819,000      (5,208,000)    10,423,000

Interest income.....................................................   398,000         306,000       1,248,000        710,000
Dividend income.....................................................    20,000               -          61,000              -
Interest expense....................................................(1,757,000)     (1,776,000)     (6,130,000)    (2,856,000)
Minority interest...................................................  (387,000)       (456,000)       (775,000)    (2,335,000)
                                                                     ---------       ---------       ---------      ----------
Income (loss) before taxes..........................................   409,000         893,000     (10,804,000)     5,622,000

Income tax benefit (provision)......................................   305,000         436,000       5,560,000       (320,000)
Income (loss) before cumulative effect of accounting change            -------       ---------       ---------      ----------
and  disposal of a segment..........................................   714,000       1,329,000      (5,244,000)     5,622,000

Gain on disposal of a segment  (net of income tax of                         -
$113,000) ..........................................................                         -         170,000              -
Cumulative effect of accounting change on years prior to
2002 (net of income tax of $546,000) ...............................         -               -        (754,000)             -
                                                                       -------       ---------       ---------      ---------
NET INCOME (LOSS)...................................................$  714,000    $  1,329,000    $ (5,998,000)   $ 5,622,000
                                                                       =======       =========       ==========     =========

Dividends on preferred stock........................................  (206,000)       (307,000)       (622,000)      (826,000)
                                                                       -------        ---------       ---------      ---------
INCOME (LOSS) APPLICABLE TO COMMON STOCK............................$  508,000    $  1,022,000    $ (6,620,000)   $ 4,796,000
                                                                       =======       =========       =========      =========
                     INCOME (LOSS) PER SHARE OF COMMON STOCK:
    Income (loss) per share of common stock - basic.................$      .04    $       0.10    $      (0.49)   $      0.52
                                                                        ======       =========       =========      =========
    Income (loss) per share of common stock - diluted...............$      .04    $       0.07    $      (0.49)   $      0.33
                                                                        ======       =========       ==========     =========

Weighted average number of common shares outstanding - basic........12,218,000      10,627,731      12,218,000      9,152,193
                                                                    ==========      ==========      ==========      =========
Weighted average number of common shares outstanding - diluted......17,381,000      17,980,181      12,218,000     16,504,643
                                                                    ==========      ==========      ==========     ==========
                      OTHER COMPREHENSIVE INCOME, NET OF TAX:

    Net income (loss)............................................... $ 714,000    $  1,329,000      (5,998,000)     5,622,000

    Gain (loss) on foreign currency translation.....................     8,000         257,000               -        271,000
                                                                       -------       ---------       ---------      ---------
Total comprehensive income.......................................... $ 722,000    $  1,586,000      (5,988,000)     5,893,000
                                                                       =======       =========       =========      =========

                 See notes to consolidated financial statements

                      U.S. ENERGY SYSTEMS AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  For the Nine Months Ended September 30, 2002


                                     ---------------------- ---------------------- ------------------------- -----------------------
                                        Preferred Stock        Preferred Stock         Preferred Stock           Preferred Stock
                                           Series A               Series B                 Series C                  Series D
                                     ---------------------- ---------------------- ------------------------- -----------------------
                                     Number        Amount   Number        Amount     Number        Amount      Number         Amount
                                        of                  of                         of                        Of
                                      Shares                 Shares                  Shares                    Shares
                                     ----------    -------- ---------    --------- -----------    ---------- ------------    -------

                                                    $
        BALANCE - December 31, 2001          -           -       368        $   -     100,000      $  1,000    1,138,888     $11,000

        Shares issued for exercised
               options and warrants
                 Comprehensive loss
 Net loss for the nine months ended
                 September 30, 2002
      Dividends on Preferred Stock:
                           Series D
                           Series B
                           Series C

                                     ----------    -------- ---------    --------- -----------    ---------- ------------    -------
                                                    $                     $
       BALANCE - September 30, 2002          -           -       368            -     100,000       $ 1,000    1,138,888      11,000
                                     ==========    ======== =========    ========= ===========    ========== ============    =======


                                                                      Common Stock
                                                              -----------------------------
                                                                                              Additional         Accumulated
                                                Subscription      Number                        Paid-in         Comprehensive
                                                 Receivable     of Shares        Amount         Capital            Income
                                                ------------- --------------- ------------- ---------------- --------------------

BALANCE - December 31, 2001                          $     -      12,065,000     $ 121,000     $ 65,647,000          $   406,000

Shares issued for exercised options and
warrants                                                              98,500         1,000          230,000
Issuance of common stock                                             168,000         2,000          768,000

Comprehensive loss                                                                                        -
Net loss for the nine months ended September
30, 2002
Dividends on Preferred Stock:
     Series B                                                                                      (27,000)
     Series C                                                                                     (135,000)
     Series D                                                                                     (460,000)

                                                ------------- --------------- ------------- ---------------- --------------------
BALANCE - September 30, 2002                         $     -      12,331,500     $ 124,000     $ 66,023,000          $   406,000
                                                ============= =============== ============= ================ ====================

                 See notes to consolidated financial statements

                      U.S. EN6ERGY SYSTEMS AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  For the Nine Months Ended September 30, 2002

                                     -----------------------------
                                         Treasury Stock
                                     -----------------------------
                                      Number
                                        Of
                                      Shares        Amount
                                     -----------   -------------


        BALANCE - December 31, 2001   (114,700)     $(495,000)

        Shares issued for exercised
               options and warrants
                 Comprehensive loss
 Net loss for the nine months ended
                 September 30, 2002
      Dividends on Preferred Stock:
                           Series D
                           Series B
                           Series C

                                     -------------  ------------

       BALANCE - September 30, 2002   (114,700)    $ (495,000)
                                     ============   =============


                                      Accumulated
                                        Deficit            Total
                                      ------------- ----------------

BALANCE - December 31, 2001           $ (7,733,000)     $ 57,958,000

Shares issued for exercised options
and warrants                                                 231,000
Issuance of common stock                                     770,000
Comprehensive loss                                                 -
Net loss for the nine months ended
September 30, 2002                      (5,998,000)       (5,998,000)
Dividends on Preferred Stock:
     Series B                                                (27,000)
     Series C                                               (135,000)
     Series D                                               (460,000)

                                     ------------------ ----------------
BALANCE - September 30, 2002         $ (13,731,000)     $ 52,339,000
                                     ================== ================


                 See notes to consolidated financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                  Nine Months Ended
                                                                                                  ------------------
                                                                                                September      September
                                                                                                   30,            30,
                                                                                                  2002           2001
                                                                                                ----------      ---------
 CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)............................................................             $(5,998,000)      $ 5,622,000
    Adjustments to reconcile net income (loss) to net cash provided by (used in)
    operating activities:
       Depreciation and amortization............................................               3,918,000         2,979,000
       Gain on sale of segment..................................................                (170,000)
       Minority interest income.................................................                 775,000         2,335,000
       Recognition of development costs.........................................               1,900,000                 -
       Unrealized gain on sales.................................................                       -        (1,715,000)
       Deferred taxes...........................................................              (5,876,000)       (2,603,000)
       Write down of Goodwill...................................................               1,737,000                 -
       Write down of development costs..........................................                 523,000                 -
       Write down of fixed assets...............................................               3,893,000                 -
       Write down of investments................................................                 830,000                 -
       Equity in (gain) loss of joint ventures..................................                 (94,000)           25,000.
       Cash acquired in mergers.................................................                                10,316,000
       Cumulative effects of accounting change on years prior to 2002 (net of income
       tax of $546,000)                                                                          754,000                 -
    Changes in:
       Accounts and notes receivable, trade.....................................               1,894,000         2,395,000
       Project development costs................................................                       -          (132,000)
       Other current assets.....................................................                (728,000)          431,000
       Other assets.............................................................               1,536,000          (343,000)
       Accounts payable and accrued expenses....................................                (719,000)       (6,249,000)
       Minority interest liability..............................................               4,823,000
       Deferred revenue.........................................................                (680,000)         (688,000)
       Rate incentive liability.................................................               3,895,000         1,379,000
                                                                                               ---------         ---------
 Net cash provided by operating activities......................................              12,213,000        13,752,000
                                                                                              ----------        ----------
 CASH FLOWS FROM INVESTING ACTIVITIES:
       Change in investments....................................................                 729,000           (15,000)
       Net acquisition of equipment and leasehold improvements..................              (4,042,000)       (1.075,000)
       Construction in progress.................................................                (857,000)       (1,656,000)
       Energy projects..........................................................             (56,534,000)                -
       Acquisition of Zapco.....................................................                       -          (973,000)
       Acquisition of Trigen Canada.............................................                       -        (2,779,000)
       Deferred acquisition costs...............................................                (726,000)          398,000
                                                                                              ----------         ---------
 Net cash used in investing activities..........................................             (61,430,000)       (6,100,000)
                                                                                              ----------         ---------
 CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from notes receivable...........................................               1,559,000           369,000
       Payments of convertible subordinated secured debentures..................                       -           (16,000)
       Payments of long-term debt...............................................              (4,325,000)          (24,000)
       Proceeds from long-term debt.............................................              45,613,000         1,289,000
       Redemption of subscription receivable....................................                       -         7,741,000
       Debt issuance costs......................................................                 (19,000)          (56,000)
       Proceeds from exercise of options and warrants...........................                 231,000         3,986,000
       Purchase of Treasury Stock                                                                      -          (370,000)
       Dividends on preferred stock.............................................                (622,000)         (826,000)
                                                                                              ----------        ----------
 Net cash provided by  financing activities.....................................              42,437,000        12,093,000
                                                                                              ----------        ----------
 NET INCREASE  (DECREASE) IN CASH...............................................              (6,780,000)       19,745,000

 Cash, restricted cash and equivalents - beginning of period....................              25,415,000         5,435,000
                                                                                              ----------        ----------
 CASH, RESTRICTED CASH AND EQUIVALENTS - END OF PERIOD                                      $ 18,635,000       $25,180,000
                                                                                              ==========        ==========
    Supplemental disclosure of cash flow information:
    Cash paid for interest......................................................             $ 3,045,000      $  2,426,000
    Supplemental schedule of non-cash financing activities:                                    =========         =========
 Issuance of common stock.......................................................                               $ 9,630,000
                                                                                                                 =========
 Issuance of Series C Preferred Stock...........................................                               $ 3,000,000
                                                                                                                 =========
 Deferred offering costs........................................................                               $  (479,000)
                                                                                                                ==========
 Liabilities assumed in acquisition of Zapco and Trigen Canada..................                              $119,975,000
                                                                                                               ===========
 Issuance of Common Stock for investment interest in SEFL.......................               $ 770,000

                                                                                                ========

                 See notes to consolidated financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001
                                   (UNAUDITED)


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

    For further information see "Management's Discussion and Analysis or Plan of Operations", and refer to the consolidated financial statements (including the notes thereto) in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001, as amended ("2001 10-K"). Capitalized terms not defined herein are defined in 2001 10-K.

NOTE B - NET INCOME (LOSS) PER  SHARE

    Net income (loss) per share has been computed on the basis of the weighted average number of shares outstanding during the periods. In case of loss, common stock equivalents have not been included in the computation since their inclusion would be anti-dilutive.

NOTE C - INCOME TAXES

     The nine-month financial statements ended September 30, 2002 reflect an $5,876,000 increase in the deferred tax asset due to net operating losses generated and an increase in the net operating loss carry forward for the nine months.

     The financial statements for the period ended September 30, 2001 included a provision for taxes due to the utilization of operating loss carry forwards.

     The Internal Revenue Service has opened an audit of the Illinois Electrical Generation Partners II, a 50% owned subsidiary of the USE Biogas subsidiary for fiscal year 2000. It is management's opinion that there will be no material findings from this audit.

NOTE D - ADDITIONAL CAPITAL

    For the nine months ended September 30, 2002, 98,500 stock options were exercised, resulting in the receipt of a total of $231,000 in cash.

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

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           NINE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER30, 2001
                                   (UNAUDITED)

NOTE E - INVESTMENTS CONTINUED

 SEFL provided approximately $56 million to EnergiSystem in the form of financing. Approximately $45 million of this amount was made in the form of a senior secured convertible debenture to EnergiSystem and approximately $11 million was in the form of a subordinated loan to EnergiSystem. The senior secured convertible debenture carries an interest rate of approximately 6% through 2004 and 9% thereafter. The subordinated loan carries an interest rate of approximately 13%.


     Our wholly owned subsidiary, USE Canada, has a service agreement with an approximate annual value of $400,000 with EnergiSystem under which it will provide consulting services relating to EnergiSystem operations, technology, development and growth. In the third quarter, the Company earned $150,000 of these management fees.

     We hold 51% of the voting interests of SEFL and EIC holds 49% of the voting interests. We invested approximately $5 million in cash and 167,976 of our common shares, valued at approximately $770,000 in SEFL, and EIC invested its proportionate share in cash. Each partner is required to fund an additional $1 million by March 2004.

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

NOTE F - CHANGE IN ACCOUNTING PRINCIPLE

     The Company recorded a change in accounting principle due to the write-off of the remaining balance of Goodwill for U.S. Energy Enviromental Co. as required in Financial Accounting Standard Board Statement No. 142 Goodwill and Other Intangible Assets. This write-off is shown net of taxes in the statement of operations for the nine month period ended September 30, 2002.

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

  The following pro forma combined revenue and net income is provided as if the sale of U.S. Energy Environmental Corp. had taken place effective January 1, 2002:

Note G Sale of Subsidiary Continued


                                                           As of September 30, 2002   As of June 30, 2002   As of September 30, 2002
                                                           ------------------------   -------------------   ------------------------
                                                              U.S. Energy                  U.S. Energy               Adjusted
                                                                                        Environmental Corp.         U.S. Energy

Revenues                                                       $ 29,847,000               $  2,519,000           $ 27,328,000
                                                                 ==========                  =========             ==========
Net Loss                                                       $ (5,998,000)              $   (231,000)          $ (5,767,000)
                                                                 ==========                  =========              =========
Earnings Per Share
   Loss  per share common - Basic                              $      (0.49)              $      (0.02)          $      (0.47)
                                                                 ==========                  ==========            ==========
   Loss per share common - Diluted                             $      (0.49)              $      (0.02)          $      (0.47)
Weighted average number of shares outstanding - Basic            12,316,000                 12,218,000             12,218,000
Weighted average number of shares outstanding - Diluted          17,381,000                 17,381,000             17,381,000


Item 2 - Management's Discussion and Analysis or Plan of Operation

Results of Operations

Three Months and Nine Months Ended September 30, 2002 Compared to Three Months and Nine Months Ended September 30, 2001

    Total revenues decreased by $1,068,000 or 10% in the three months ended September 30, 2002 ("Third Quarter 2002") as compared to the three months ended September 30, 2001 ("Third Quarter 2001"), and increased by $1,916,000 or 7% for the nine months ended September 30, 2002 ("Nine Months 2002") as compared to the nine months ended September 30, 2001 ("Nine Months 2001"). The lower results of Third Quarter 2002 compared to Third Quarter 2001 primarily stemmed from much lower revenue and earnings contributions from the company's sale of the U.S. Energy Environmental subsidiary on June 30, 2002 and a change in the accounting treatment of development costs resulting in higher General and Administrative expenses in the Third Quarter 2002. The lower contributions to total revenues by the company's non-core geothermal operations for the entire Nine Month 2002 period were offset by the inclusion of the USE Biogas and USE Canada subsidiaries for the Nine Months 2002 period.

    Total revenues from Core Operations, which are comprised of the Company's energy outsourcing businesses (USE Biogas, USE Canada, SEFL, collectively the "Core Operations"), were $8,927,000 in the Third Quarter 2002. Comparison of the financial performance of Core Operations to the Third Quarter 2001 and Nine Months 2001 is not possible since all components of the Core Operations were not in existence in fiscal year 2001.

    Total operating expenses, which consist of costs related to the production of revenues, decreased by $1,047,000 or 21% during the Third Quarter 2002 and increased by $3,474,000 or 29% during Nine Months 2002 as compared to Third Quarter 2001 and Nine Months 2001 periods, respectively. The decrease in the Third Quarter 2002 is primarily due to the sale of the U.S. Energy Environmental subsidiary on June 30, 2002. For the Nine Months 2002 period, the increase is primarily due to the inclusion of the USE Biogas and USE Canada subsidiaries for the full Nine Months 2002 period compared to only part of the Nine Month 2001 period.

    Total operating expenses for the Core Operations were $4,119,000 in the Third Quarter 2002.

    General and administrative expenses, increased in Third Quarter 2002 over Third Quarter 2001 and in Nine Months 2002 over Nine Months 2001 by $1,157,000 or 180% and $3,019,000 or 121%, respectively from the addition of USE Biogas and USE Canada for the Nine Months 2002 and the temporary addition of accounting personnel during the transition of accounting functions at USE Biogas. Additionally, the company has not capitalized any significant development costs in 2002.

General and administrative expenses for the Core Operations in the Third Quarter 2002 totaled $1,146,000

    The components of general and administrative expenses for the three and nine month periods are as follows:

                                                        Three Months Ended                            Nine Months Ended
                                             -------------------------------------            ----------------------------------
                                                 September 30,    September 30,                   September     September 30,
                                                      2002            2001                           30,             2001
                                                                                                     2002
                                             ------------------   ----------------            ----------------  ----------------
    Salaries and consulting...........                $895,000           $309,000                 $ 2,480,000       $ 1,073,000
    Legal and professional............                 260,000             97,000                     875,000           399,000
    Insurance.........................                 234,000             84,000                     622,000           320,000
    Corporate expenses................                 242,000             90,000                     676,000           231,000
    Other.............................                 170,000             64,000                     861,000           472,000
                                                       -------            -------                   ---------         ---------
         Total........................             $ 1,801,000          $ 644,000                 $ 5,514,000       $ 2,495,000
                                                     =========            =======                   =========         =========

    Depreciation expense decreased to $1,294,000 or 28% and increased to $3,918,000 or 32% for the three and nine month periods ending September 30, 2002, respectively, compared to $1,784,000 and $2,979,000 respectively, for the three and nine month periods ending September 30, 2001. The decrease in the Third Quarter 2002 is primarily due to the sale of the U.S. Energy Environmental LLC subsidiary on June 30, 2002. For the Nine Months 2002, the increase is primarily due to the inclusion of the USE Biogas and USE Canada for the full Nine Months 2002 period compared to only part of the Nine Month 2001 period. Additionally, the amortization of Goodwill has stopped as required in Financial Accounting Standard Board Statement No. 142 Goodwill and Other Intangible Assets.

    Depreciation and amortization expense for the Core Operations in the Third Quarter 2002 totaled $1,145,000.

    Net income generated by Core Operations before non recurring issues is $881,000 in the three months ended September 30, 2002, up 33% from $662,000 in the three months ended June 30, 2002.

                                                                      Three Month Period ended September 30, 2002
                                                         Total US Energy Systems       Core Elements        Non-Core Elements
                                                         -----------------------       -------------        -----------------

Revenues                                                       9,195,000                 8,927,000            268,000


Operating Expenses                                             3,984,000                 4,119,000           (135,000)

General & Administrative                                       1,801,000                 1,146,000            655,000

Depreciation & Amortization                                    1,294,000                 1,145,000            149,000

(Gain) Loss from joint Ventures                                  (19,000)                       -             (19,000)
                                                               ---------                 ---------            -------
Total costs and expenses                                       7,060,000                 6,410,000            650,000
                                                               ---------                 ---------            -------

Income (loss) from operations                                  2,135,000                 2,517,000           (382,000)


Interest income                                                  398,000                   397,000              1,000

Dividend Income                                                   20,000                         -             20,000

Interest expense                                              (1,757,000)               (1,753,000)            (4,000)

Minority interest                                               (387,000)                 (386,000)            (1,000)
                                                               ---------                 ---------            -------
Income before taxes                                              409,000                   775,000           (366,000)

Income tax (expense) benefit                                     305,000                   106,000            199,000
                                                               ---------                 ----------           -------
Income before extraordinary items and cumulative
effects of accounting change                                     714,000                   881,000           (167,000)
                                                                =========                 ==========          =======

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


Liquidity and Capital Resources

    At September 30, 2002, cash totaled approximately $18,635,000 of which approximately $2,981,000 was unrestricted, as compared to $10,658,000 of unrestricted cash at December 31, 2001. In connection with notes payable by certain USE Biogas subsidiaries, the lender required these subsidiaries to maintain various restricted cash accounts, which, at September 30, 2002, amounted to $15,654,000. This amount also includes approximately $1.6 million of funds the Company set aside to ensure the payment of dividends on certain series of our preferred stock. These funds were set apart in conjunction with the approval of our plan of recapitalization.

     During the Nine Months 2002, cash flow of $42,437,000 from financing activities and $12,213,000 from operating activities was used to partially fund the $61,430,000 of investing activities. The financing of EnergiSystem operations resulted in notes receivable of approximately $56,534,000 which was partially funded by proceeds of $45,613,000 from long term debt.

    Cash flow from operating activities for the Nine Months of 2002 was $12,213,000 as compared to $13,752,000 in the same period in 2001. These cash flows were used to fund the Company's investment in SEFL (see Note E) as well as capital expenditures, operations and dividends.

    Our consolidated working capital, including restricted cash, was $7,125,000 at September 30, 2002 compared to $16,375,000 at December 31, 2001. This drop in the working capital from December 31, 2001 to September 30, 2002 is due to the use of the unrestricted cash for investments in SEFL (see Note E) as well as capital expenditures, operations and dividends.

    We believe that our cash position and projected cash flows are sufficient to satisfy our commitments for the next twelve months.


Cautionary Statement Relating to Forward Looking Statements

    This Form 10-QSB contains certain "forward looking statements" which represent the Company's expectations or beliefs, including, but not limited to, statements concerning industry performance and the Company's operations, performance, financial condition, growth and strategies. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify certain forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control, and actual results may differ materially depending on a variety of important factors which are noted herein, including but not limited to the potential impact of competition, changes in local or regional economic conditions, the ability of the Company to continue its growth strategy, dependence on management and key personnel, supervision and regulation issues and the ability to find financing on terms suitable to the company. For information regarding the risks facing the Company, please see the information included under the caption "Risk Factors" in U. S. Energy's 10KSB for the year ended December 31, 2001 as amended.

Item 3:  Controls and Procedures

Quarterly evaluation of the Company's Disclosure Controls and Internal Controls. Within the 90 days prior to the date of this Quarterly Report on Form 10-QSB, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" (Disclosure Controls), and its "internal controls and procedures for financial reporting" (Internal Controls). This evaluation (the Controls Evaluation) was done under the supervision and with the participation of management, including our Chief Executive Officer (CEO) and Chief Accounting Officer (CAO). Rules adopted by the SEC require that in this section of the Quarterly Report we present the conclusions of the CEO and the CAO about the effectiveness of our Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.


CEO and CAO Certifications. Appearing immediately following the Signatures section of this Quarterly Report there are two separate forms of "Certifications" of the CEO and the CAO. The first form of Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the
Section 302 Certification). This section of the Quarterly Report which you are currently reading is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.


Disclosure Controls and Internal Controls. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (Exchange Act), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's (SEC) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CAO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that (1) our transactions are properly authorized; (2) our assets are safeguarded against unauthorized or improper use; and (3) our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.


Limitations on the Effectiveness of Controls. The company's management, including the CEO and CAO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.


Scope of the Controls Evaluation. The CEO/CAO evaluation of our Disclosure Controls and our Internal Controls included a review of the controls' objectives and design, the controls' implementation by the Company and the effect of the controls on the information generated for use in this Quarterly Report. In the course of the Controls Evaluation, we sought to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in our Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB. Our Internal Controls are by the personnel in our finance organization and by our independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and to make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.


Among other matters, we sought in our evaluation to determine whether there were any "significant deficiencies" or "material weaknesses" in the Company's Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company's Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CAO require that the CEO and CAO disclose that information to our Board's Audit Committee and to our independent auditors and to report on related matters in this section of the Quarterly Report. In the professional auditing literature, "significant deficiencies" are referred to as "reportable conditions"; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A "material weakness" is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions. We also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, we considered what revision, improvement and/or correction to make in accord with our on-going procedures.


In accord with SEC requirements, the CEO and CAO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


Conclusions. Based upon the Controls Evaluation, our CEO and CAO have concluded that, subject to the limitations noted above, our Disclosure Controls are effective to ensure that material information relating to the Company and its consolidated subsidiaries is made known to management, including the CEO and CAO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.



                           PART II - OTHER INFORMATION




Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits

                  2.1     Merger  Agreement by and between the Company, AES Merger  Corp., American Enviro-Services,  Inc.,  and the
                          Shareholders of American Enviro-Services, Dated as of August 4, 1997(4)
                  2.2     Subscription Agreement dated as of August 23, 2000, by and among U.S. Energy System Castlebridge, LLC
                          ("USE Sub"), Kemper-Castlebridge, Inc., ("KC"), GKM II Corporation ("GKM") and Castlebridge Partners,  LLC
                          ("Castlebridge") (9)
                  2.3     Agreement  and Plan of  Reorganization  and Merger dated as of November 28, 2000, by and among U.S. Energy
                          Systems,  Inc. ("US Energy"),  USE Acquisition Corp. ("USE Acquisition  Corp."), and Zahren Alternative
                          Power Corp. ("Zapco") (without schedules or exhibits) (the "Merger Agreement"). (11)
                  2.4     Amendment No 1 dated December 11, 2000 to the Merger Agreement(11)
                  2.5     Amendment No. 2 dated December 19, 2000 to the Merger Agreement(15)
                  2.6     Amendment No. 3 dated January 19, 2001 to the Merger Agreement(15)
                  2.7     Amendment No. 4 dated February 23, 2001 to the Merger Agreement(15)
                  2.8     Amendment No. 5 dated April 30, 2001 to the Merger Agreement(16)
                  2.9     Stock Purchase Agreement dated as of June 11, 2001 by and between USE Canada Acquisition Corp. and Trigen-
                          Canada Company LLC(17)
                  3.1     Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware(1)
                  3.2     Amended and Restated By-Laws of the Company(11)
                  3.3     Articles of Organization of Steamboat Envirosystems, L.C.(1)
                  3.4     Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company (10)
                  3.5     Certificate of Increase of Series A Convertible Preferred Stock of the Company (10)
                  3.6     Amended and Restated By-Laws of US Energy (11)
                  3.7     Form of Certificate of Designation for US Energy's Series C Preferred Stock(15)
                  3.8     Form of Certificate of Designation for US Energy's Series D Preferred Stock(15)
                  3.9     Certificate of Correction to Certificate of Designation of Series A Preferred Stock(15)
                  3.10    Certificate of Correction to Certificate of Designation of Series B Preferred Stock(15)
                  4.1     Specimen Stock Certificate(1)
                  4.2     Form of Warrant(1)
                  4.3     Form of Warrant Agreement(1)
                  4.4     Form of Representative's Purchase Option(1)
                  4.5     Certificate  of  Designation  of  Series A  Convertible  Preferred  Stock of the Company as filed with the
                          Secretary of State of Delaware on March 23, 1998(7)



                  4.6     Certificate  of  Designation  of  Series B  Convertible  Preferred  Stock of the Company as filed with the
                          Secretary of the State of Delaware(14)
                  4.7     Amended and Restated Plan of Recapitalization dated as of July 31, 2000 by and between the Company and the parties identified therein. (15)
                  4.8     Form of Series B Warrant to Purchase Shares of Common Stock(10)
                  4.9     Form of Series C Redeemable Common Stock Purchase Warrant of US Energy (11)
                  10.1    Plan of Reorganization of Cogenic Energy Systems, Inc.(2)
                  10.2    8% Convertible Subordinated Debenture due 2004(2)
                  10.5    Purchase  Agreement,  dated  as  of  January  24,  1994,  between  Lehi  Co-Gen  Associates, L.C. and Lehi
                          Envirosystems, Inc.(2)
                  10.6    Operating Agreement among Far West Capital, Inc., Suma Corporation and Lehi Envirosystems, Inc. dated
                          January 24, 1994(2)
                  10.7    Form of Purchase and Sale Agreement between Far West Capital, Inc., Far West Electric Energy Fund, L.P.,
                          1-A
                          Enterprises, the Company and Steamboat LLC(1)
                  10.8    Form of Operation and Maintenance Agreement between Steamboat LLC and S.B. Geo, Inc.(1)
                  10.9    Letter Agreement, dated as of November 8, 1994, between the Company, PSC Cogeneration Limited Partnership,
                          Central Hudson Cogeneration, Inc. and Independent Energy Finance Corporation(1)
                  10.10   Agreement among the Company, Plymouth Envirosystems,  Inc., IEC Plymouth, Inc. and Independent Energy
                          Finance Corporation dated November 16, 1994(1)
                  10.11   Amended and Restated Agreement of Limited Partnership of Plymouth Cogeneration Limited Partnership among
                          PSC Cogeneration Limited Partnership,  Central Hudson Cogeneration,  Inc. and Plymouth Envirosystems, Inc.
                          dated November 1, 1994(1)
                  10.12   Amended and Restated  Agreement of Limited  Partnership of PSC  Cogeneration Limited Partnership among IEC
                          Plymouth, Inc., Independent Energy Finance Corporation and Plymouth Envirosystems, Inc. dated December 28,
                          1994(1)
                  10.13   Purchase and Sale Agreement,  dated as of December 31, 1995, between the Company, Far West Capital, Inc.,
                          Far West Electric Energy Fund, L.P., 1-A Enterprises and Steamboat Enviro systems, LLC(1)
                  10.13   (a) Letter Agreement, dated September 25, 1996, between the Company and Far West Capital, Inc.(1)
                  10.16   Security Agreement and Financing Statement among the Company, Lehi Envirosystems, Inc., Plymouth
                          Envirosystems, Inc. and Anchor Capital Company, LLC dated June 14, 1995, as amended(1)
                  10.20   Lease dated September 1, 1995 between the Company and Gaedeke Holdings, Ltd.(1)
                  10.21   Documents related to Private Placement(1)
                  10.21(a)Certificate of Designations(1)
                  10.22   Purchase Agreement between the Company and Westinghouse Electric Corporation dated as of November 6, 1995 and amendments thereof(1)
                  10.25(a)Long-Term Agreement for the Purchase and Sale of Electricity Between Sierra Pacific Power Company and
                          Far West Capital, Inc. dated October 29, 1988(1)
                  10.25(b)Assignment of Interest, dated December 10, 1988 by and between Far West Capital, Inc. and 1-A
                          Enterprises(1)
                  10.25(c)Letter dated August 18, 1989 by Gerald W. Canning, Vice President of Electric Resources, consenting to the Assignment of Interest on behalf of Sierra Pacific Power Company(1)
                  10.26(a)Agreement for the Purchase and Sale of Electricity, dated as of November 18, 1983 between Geothermal
                          Development Associates and Sierra Pacific Power Company(1)
                  10.26(b)Amendment to Agreement for Purchase and Sale of Electricity, dated March 6, 1987, by and between Far
                          West Hydroelectric Fund, Ltd. and Sierra Pacific Power Company(1)
                  10.27   Loan and Option Agreement dated August, 1996 by and among NRG Company, LLC and Reno Energy, LLC and ART,
                          LLC and FWC Energy, LLC, and amendments thereto(1)
                  10.28   Promissory Note dated August 9, 1996 for $300,000 from Reno Energy, LLC to NRG Company, LLC(1)
                  10.29   Letter of Intent dated July 15, 1996 on behalf of Reno Energy, LLC(1)
                  10.30   Limited Liability Company Operating Agreement of NRG Company, LLC dated as of September 8, 1996, and amendments thereto(1)
                  10.31   Form of Limited Liability Company Operating Agreement of Steamboat,  Envirosystems, L.C. dated as of
                          October, 1996(1)
                  10.32   Form of Debenture Conversion Agreement(1)
                  10.33(a)First Amended and Restated Loan and Option Agreement, dated April 9, 1997, by and between USE Geothermal
                          LLC, and Reno Energy LLC, ART, LLC and FWC Energy, LLC(3)
                  10.33(b)Note in the amount of $1,200,000, dated as of April 9, 1997, made by Reno Energy LLC in favor of USE
                          Geothermal LLC(3)
                  10.33(c)Security Agreement, dated as of April 9, 1997, made by Reno Energy LLC in favor of USE Geothermal LLC(3)
                  10.33(d)Form of Security Agreement and Collateral Assignment, entered into by and between USE Geothermal LLC and both FWC Energy LLC and ART LLC(3)
                  10.33(e)Guaranty Agreement, dated as of April 9, 1997, made by FWC Energy LLC and ART LLC in favor of USE
                          Geothermal LLC(3)
                  10.34   1996 Stock Option Plan(5)
                  10.35   Form of 9% Convertible Subordinated Secured Debenture due 2004(6)
                  10.36   Form of Employment Agreement by and between the Company and Howard Nevins(4)
                  10.37   Subscription Agreement, dated March 20, 1998, between the Company and Energy Systems
                          Investors, LLC(7)
                  10.38   Registration Rights Agreement, dated March 20, 1998, between the Company and Energy Systems Investors,
                          LLC(7)
                  10.39   Amended and Restated Stock Option Agreement between the Company and Lawrence I. Schneider dated May 10,
                          2000 with respect to 750,000 shares of the Company Common Stock (10)
                  10.40   Amended and Restated Stock Option  Agreement between the Company and Goran  Mornhed dated May 10, 2000 with respect to 1,000,000 shares of the Company Common Stock (10)
                  10.41   Pledge Agreement dated as of July 31, 2000 by and between the Company and Energy Systems Investors, L.L.C.
                          (10)
                  10.42   Limited Recourse  Promissory Note dated July 31, 2000 issued by Energy Systems Investors,  L.L.C. in favor of the Company (10)
                  10.43   Stockholders' and Voting Agreement dated as of November 28, 2000 by and among AJG Financial Services,
                          Inc., Bernard Zahren,  Environmental Opportunities Fund, Environmental Opportunities Fund/Cayman,  Finova
                          Mezzanine Capital  Corp.,  Frederic  Rose, M & R  Associates,  Martin F.  Laughlin,  Michael J. Carolan
                          and Richard J. Augustine (collectively, the "Zapco Stockholders"),  US Energy, Cinergy Solutions, Inc.
                          ("Cinergy Solutions") and certain stockholders of US Energy. (11)
                  10.44   Termination  Fee  Agreement dated as of November 28, 2000 by and among US Energy, Zapco and Cinergy Energy
                          Solutions, Inc. ("Cinergy Energy"). (11)


                  10.45   Indemnification  Agreement  dated as of November  28,  2000 by and among the Zapco Stockholders, Zapco, US
                          Energy, USE Acquisition Corp. and Cinergy Energy. (11)
                  10.46   Escrow  Agreement  dated  November  28,  2000 by and among the Zapco Stockholders, Zapco,  US  Energy, USE
                          Acquisition Corp., Cinergy Energy and Tannenbaum Helpern Syracuse & Hirschtritt LLP as Escrow Agent. (11)
                  10.47   Registration  Rights Agreement dated  November 28, 2000 by and among US Energy and the Zapco Stockholders.
                          (11)
                  10.48   Employment Agreement dated November 28, 2000 by and between US Energy and Bernard Zahren. (11)
                  10.49   Form of Stock Option Agreement to be entered into by and between US Energy and Bernard Zahren. (11)
                  10.50   Performance Guaranty dated as November 28, 2000 of US Energy.(11)
                  10.51   Performance Guaranty of Cinergy Solutions Holding Company, Inc. dated as of November 28, 2000. (11)
                  10.52   Subscription  Agreement  dated as of November 28, 2000 by and among US Energy, USE  Acquisition  Corp. and
                          Cinergy Energy. (11)
                  10.53   Stockholders  Agreement  dated as of November 28, 2000 by and among US Energy, USE  Acquisition  Corp. and
                          Cinergy Energy. (11)
                  10.54   Indemnification  Agreement dated as of November 28, 2000 by and among US Energy, USE Acquisition Corp. and
                          Cinergy Energy. (11)
                  10.55   Employment Agreement dated as of May 10, 2000 by and between the Company and Lawrence Schneider(13)
                  10.56   Employment Agreement dated as of May 10, 2000 by and between the Company and Goran Mornhed(13)
                  10.57   2000 Executive Incentive Compensation Plan(13)
                  10.58   2000 Executive Bonus Plan(13)
                  10.59   Stock Option Agreement between the Company and Lawrence Schneider with respect to 1,000,000 shares of
                          Common Stock(13)
                  10.60   Stock Option Agreement between the Company and Goran  Mornhed  with  respect to 187,500  shares of Common
                          Stock.(13)
                  10.61   Stock Option Agreement between the Company and Goran Mornhed with respect to 562,500 shares of Common
                          Stock(13)
                  10.62   Standby  Payment  Agreement dated as of June 11, 2001 by and among U. S. Energy Systems,  Inc., USE Canada
                          Acquisition  Corp. and AJG Financial Services, Inc.(17)
                  10.63   Promissory Note dated June 11, 2001 made by USE Canada Acquisition Corp. in favor of Trigen - Canada
                          Company LLC(17)
                  10.64   Guaranty made as of June 11, 2001 by USE Energy Systems, Inc. in favor of Trigen - Canada Company LLC and the other person identified therein.(17)
                  10.65   Development Incentive Plan (18)
                  10.66   Corporate Incentive Plan (18)
                  10.67   Finance Incentive Plan (18)
                  10.68   Employment Agreement dated as of August 20, 2001 between the Company and Allen J. Rothman (18)
                  10.69   Employment Agreement dated as of January 1, 2002 between the Company and Edward Campana (18)
                  10.70   Employment Agreement dated as of September 8, 2000 between the Company and Henry Schneider (18)
                  10.71   Shareholder Agreement dated March 2002 by and among Scandinavian Energy Finance Limited, Endoray
                          Investments BV, US Energy Systems, Inc., EIC Investments (Jersey) Limited and A&A EIC Electricity
                          Investment Company (18)
                  10.72   Financing Agreement dated as of March 11, 2002 by and between Scandinavian Energy Finance Limited and
                          Gigantissimo 2321 AB n/k/a Energisystems Sverige AB (18)
                  10.73   Conditions on Gigantissimo 2321 AB n/k/a Energisystems Sverige AB's Convertible Debenture Loan 2002-2027
                          (18)
                  10.74   Subordinated Loan Agreement dated as of March 11, 2002 between Gigantissimo 2324 AB to be renamed Narvarme
                          Acquisition I and AB Scandinavian Energy Finance Limited (18)
                  10.75   Shareholders Agreement dated as of March 11, 2002 by and among Goran Ernstson, Scandinavian Energy Finance
                          Limited, Lansforsakringar Liv Forsakringsaktiebolag for the shares of Gigantissimo 2321 AB n/k/a
                          Energisystem Sverige AB (18)
                  10.76   Security Holders Agreement dated as of March 11, 2002 between Scandinavian Energy Finance Limited and
                          Goran Ernstson (18)
                  10.77   Option Agreement dated as of March 7, 2002 by and between Goran Ernstson and Scandinavian Energy Finance
                          Limited (18)
                  10.78   Amendment No. 1 to Escrow Agreement dated as of May 22, 2001 by and among the Zapco Stockholders, Zapco,
                          US Energy, USE Acquisition Corp., Cinergy Energy and Tannenbaum Helpern Syracuse & Hirschtritt LLP as
                          Escrow Agent (18)
                  10.79   Amendment No. 1 to Indemnification Agreement dated as of May 11, 2001 by and among Zapco Stockholders,
                          Zapco, US Energy, USE Acquisition Corp. and Cinergy Energy (18)
                  99.2    Second Amended and Restated  Operating  Agreement dated as of August 23, 2000 by and between USE Sub, KC,
                          GKM and Castlebridge. (12)

                  10.80   Amendment No. 2 to Indemnification Agreement dated as of November 1, 2002 by and among the Zapco stockholders, Zapco, US Energy, USE Acquisition Corp and Cinergy Energy.
                  10.81   Amendment No. 2 to Escrow agreement dated as of November 1, 2002 by and among Zapco stockholders, Zapco,
                          US Energy, USE Acquisition Corp., Cinergy Energy and Tennenbaum Helpern Syracuse & Hirschtritt LLPas
                          escrow agent.
                  10.82   Amendment No. 6 dated as of November 1, 2002 to the Merger Agreement.

                  __________________________

                  (1)     Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-94612).
                  (2)     Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended January 31,
                          1994.
                  (3)     Incorporated by reference to the Company's Current Report on Form 8-K filed on April 24, 1997.
                  (4)     Incorporated by reference to the Company's Current Report on Form 8-K dated August 12, 1997.
                  (5)     Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended January 31,
                          1997.
                  (6)     Incorporated by reference to the Company's Current Report on Form 8-K dated August 18, 1997.
                  (7)     Incorporated by reference to the Company's Current Report on Form 8-K filed on March 26, 1998.
                  (8)     Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended January 31,
                          1998.
                  (9)     Incorporated by reference to the Company's Current Report on Form 8-K/A filed on September 5, 2000.
                  (10)    Incorporated  by reference to the  Company's  Quarterly  Report on Form 10-QSB for the quarter ended July
                          31, 2000.
                  (11)    Incorporated by reference to the Company's  Quarterly Report on Form 10-QSB for the quarter ended October
                          31, 2000.
                  (12)    Incorporated by reference to the Company's Registration Statement on Form S-3 filed on February 20, 2001.
                  (13)    Incorporated by reference to the Company's Current Report on Form 8-K dated May 4, 2000
                  (14)    Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended January 31,
                          1999.
                  (15)    Incorporated by reference to the Company's Report on Form 10-KSB for the period ended December 31, 2000.
                  (16)    Incorporated by reference to the Company's  Post-Effective  Amendment to  Registration  Statement on Form
                          Series SB-2 filed on May 14, 2001
                  (17)    Incorporated by reference to the Company's Current Report on Form 8-K dated June 11, 2001.
                  (18)    Incorporated by reference to the Company's Current Report on Form 10-QSB dated  August 14, 2002


         (b) Reports on Form 8-K

                  None

                                   SIGNATURES


    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this quarterly report on Form 10-QSB to be signed on its behalf by the undersigned duly authorized.


Dated: November 14, 2002

U. S. ENERGY SYSTEMS, INC.


By:      /s/ Goran Mornhed
             -------------
             Goran Mornhed
             Chief Executive Officer
             (Principal Executive Officer)


By:      /s/ Francis D. Fitzgerald
             ---------------------
             Francis D. Fitzgerald
             Chief Accounting Officer
             (Principal Accounting and Financial Officer)
















                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of US Energy Systems Inc (the "Company") on Form 10-QSB for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Goran Mornhed the Chief Executive Officer and Francis D. Fitzgerald the Chief Accounting Officer, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Dated: November 14, 2002

U. S. ENERGY SYSTEMS, INC.




By:      /s/ Goran Mornhed
             -------------
             Goran Mornhed
             Chief Executive Officer
            (Principal Executive Officer)


By:      /s/ Francis D. Fitzgerald
             ---------------------
             Francis D. Fitzgerald
             Chief Accounting Officer
             (Principal Accounting and Financial Officer)


















                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Goran Mornhed the Chief Executive Officer, have reviewed this quarterly report 10-QSB of U.S. Energy Systems Inc for the period ended September 30, 2002.

Based upon my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        A. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
        B. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of this quarterly report (the "Evaluation Date"); and
        C. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

        A. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        B. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

The registrant's other certifying officers and I indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002

U. S. ENERGY SYSTEMS, INC.




By:      /s/ Goran Mornhed
             -------------
             Goran Mornhed
             Chief Executive Officer
            (Principal Executive Officer)


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Francis D. Fitzgerald the Chief Accounting Officer, have reviewed this quarterly report 10-QSB of U.S. Energy Systems Inc for the period ended September 30, 2002.

Based upon my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

        A. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
        B. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of this quarterly report (the "Evaluation Date"); and
        C. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

The registrant's other certifying officer and I have disclosed , based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

        A. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
        B. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

The registrant's other certifying officers and I indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002

U. S. ENERGY SYSTEMS, INC.

By:      /s/ Francis D. Fitzgerald
             ---------------------
             Francis D. Fitzgerald
             Chief Accounting Officer
             (Principal Accounting and Financial Officer)