Form 10KSB
period 2002-12-31
U S ENERGY SYSTEMS INC
filed 2003-04-14
CIK 351917

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
     [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the year ended December 31, 2002

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

                     Common Stock, par value $.01 per share
                               Title of Each Class

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

     Revenue for the Fiscal Year ended December 31, 2002: $39,941,000.

     The aggregate market value of the Common Stock held by non-affiliates computed by reference to the $0.94 closing sales price of the Common Stock of the registrant as of December 31, 2002 was approximately $10,976,000.

As of March 27, 2003, the number of outstanding shares of the registrant's Common Stock was 11,950,063.

     Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

     Documents Incorporated by Reference: Items 9, 10, 11 and 12 hereof are incorporated by reference from the registrant's Proxy Statement to be filed with the SEC by April 30, 2003.

This Form 10-KSB contains certain "forward-looking statements" which represent our expectations or beliefs, including, but not limited to, statements concerning industry performance and our operations, performance, financial condition, growth and strategies. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors which are noted herein, including but not limited to the potential impact of competition, changes in local or regional economic conditions, our ability to continue our growth strategy, dependence on management and key personnel, supervision and changes in the capital markets regulation issues and our ability to obtain acceptable financing to fund our growth strategy. This 10-KSB also contains a discussion of certain factors that may impact our activities.
See "Item 6. Management's Discussion and Analysis or Plan of Operations."


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

                                   THE COMPANY
OVERVIEW

U.S. Energy Systems, Inc. (the "Company" or "We"), based in White Plains, NY, is a customer-focused provider of energy outsourcing. The Company brings higher efficiency standards and proven technology to the marketplace, resulting in lower costs for the customer and a cleaner environment. Our energy outsourcing services involve the management, development, operation and ownership of small-to-medium-sized energy facilities typically located in close proximity to our customers. Our customers include large retail energy consumers, such as industrial and commercial concerns, local wholesale energy suppliers, such as utilities and marketers. The energy generation facilities in our portfolio use high efficiency combined heat and power ("CHP") technology and/or clean renewable fuels, such as biogas, biomass fuel and geothermal energy.

The Company has experienced significant growth in its energy business during the past two years. At the end of 2002 our current portfolio was comprised of 35 owned, managed, or financed projects in North America and Sweden totaling the equivalent of 264 megawatts ("MW"). In early 2002, the Company and its strategic partner in Europe, EIC Electricity Company SA ("EIC"), closed a substantial financing agreement with a Swedish energy group (EnergiSystems i Sverige AB), which owns seven operating projects and several late-stage development projects. Including the investment in Sweden, our operating portfolio of projects provided energy to more than 900 customers, mostly under long-term agreements during 2002. In 2002 we also focused on discontinuing or divesting non-core businesses identified in the first quarter of that year, while streamlining and improving the performance of our core operating units. In June 2002, we completed the sale of our environmental services unit, U.S. Energy Environmental Corp ("US Enviro"). Along with the sale proceeds from US Enviro, we will redeploy the proceeds of any future asset sales to expand our key businesses, make strategic acquisitions and generate returns for our shareholders. During 2002, we also explored potential acquisition and development projects for the Company.

In the fiscal year ended 2002, the Company's total assets increased to more than $ 224 million, up more than 17% from the previous year. Revenues in 2002 were approximately $40 million, as we received a full year of revenues from our Biogas and Canadian operations and a partial year of revenue from our Swedish loan financing which offset the elimination of revenue from the sale of US Enviro and lower revenue from our geothermal operations. During 2002, we reported a net loss as a result of non-recurring and substantially non-cash charges taken primarily in connection with the redirection and/or revaluation of certain non-strategic assets. However, the Company's recurring income contribution from its core operations continued to be profitable in 2002.

Our management team has a track record in energy outsourcing, including the development, construction and operation of CHP and renewable energy plants. One primary goal of our management team is to continue working successfully, as it has in previous years, in developing energy outsourcing projects with our strategic partner and significant Company shareholder, Cinergy Solutions, a subsidiary of Cinergy Corp (NYSE: CIN,) an integrated electric utility and gas utility company. In addition to our strategic joint venture with Cinergy Solutions, we recently developed relationships with certain financial companies that specialize in private equity, debt and mezzanine-style investments in the power and energy infrastructure industries. Given the current adverse conditions of the U.S. equity capital markets, we may look to these financial partners as an additional source of capital to fund our growth. One of our longstanding financial partners and a significant Company stockholder is AJG Financial Services, a subsidiary of Arthur J. Gallagher & Co. (NYSE: AJG), an insurance brokerage and risk management firm, which has provided financing and credit support to the Company's core businesses. Cinergy Solutions and AJG Financial Services both have representation on the Company's board of directors.

THE MARKET

The market for energy outsourcing has been rapidly emerging during the last several years. Deregulation of the electricity markets has allowed energy consumers to select new providers. Increasing competitive pressures have caused large energy consumers to seek ways to reduce costs, including the significant costs of energy. Energy outsourcing has emerged as a viable option for energy consumers to reduce costs and improve reliability.

Energy outsourcing is one of the fastest growing segments of the business outsourcing industry, according to a survey of Fortune 1000 companies. Employing energy generation facilities in close proximity to the customer often provides those customers with superior economic and operational benefits that include lower operating and capital costs, improved reliability and enhanced management focus. At the same time, outsourcing allows the provider to employ the use of CHP and local renewable energy sources, which improve operational efficiency and the environment while enhancing customer value.

We define our energy outsourcing opportunities to include: (i) district energy systems, (ii) CHP projects, and (iii) renewable energy projects, which provide energy to commercial, institutional or industrial customers. Circumstances have led to the challenge of certain business models within the utility and merchant energy sectors. As a result, several large integrated energy companies have identified their energy outsourcing assets as non-strategic and have indicated, publicly or privately, that they are no longer considered core to their business strategy. We believe that many of these assets or businesses will present a compelling business opportunity for the Company given our relevant experience, strategic partners and core skill sets. The market potential for retrofitting and upgrading existing CHP plants in the size range up to 100 MW, exceeds 42,000 MW in the United States alone, according to an independent market study. In addition, it is expected that the market for renewable energy generation in the United States will grow to more than 100 billion kilowatt hours by 2020, according to a report issued by the Energy Information Agency in 2000. Similar market potential exists in the rest of North America and Western Europe, where deregulation, government-mandated renewable resource standards, increasing fossil fuel prices and cost focus, as well as environmental awareness are motivating factors for end users to employ energy outsourcing and renewable fuels.

In our target markets, governmental policies and new environmental standards provide the impetus for continued growth of outsourcing and renewable energy markets. While a significant market has already been established, it remains a small fraction of the viable potential of the rapidly growing market.

STRATEGY

Business Strategy:

Our business strategy is to become a leading provider of energy outsourcing services to the industrial, commercial and institutional marketplace. In the near term, we intend to increase shareholder value through improving the performance of our existing core operations capitalizing on the emerging opportunities in acquiring larger retail energy projects, including district energy and industrial CHP. Further, we will continue to look selectively at acquiring or developing renewable energy projects, with a primary focus on technologies where we have specific expertise such as landfill-gas-to-energy and biomass-to-energy. Our strategy also involves acquiring under-performing or undervalued energy assets and then combining our operational skills to drive efficiency gains through proven technologies, thereby reducing costs for our customers. Over the longer term, the Company intends to leverage its strategic relationships to advance its business goals and balance its acquisition strategy with organic growth, adding to its current project portfolio with a primary focus in its key target market of North America. We have identified the market segments that are consistent with our overall outsourcing strategy. These targeted markets have a smaller size range per project and require special skill sets that should have limited competition for acquiring or managing those assets in the near term.

The Company has a growth-oriented, risk-mitigated business development strategy. We are expanding our customer base and energy generation capacity through relationships based on long-term contracts, whereby each new customer and/or each new facility provides for additional long-term operations, revenues and cash flow. We will provide our customers with high value, custom-tailored energy solutions, which will increase the customer's industry competitiveness through higher operating efficiency, reliability and reduced capital and fuel costs. The long-term agreements with our customers generally seek to provide superior value and stability for our customers, while providing predictable returns for our shareholders.

To enhance our strategy, we have established strategic relationships with Cinergy Solutions and certain financial firms with specialized industry knowledge, with which we are pursuing development and growth opportunities. Through these strategic relationships, we expect to leverage our resources and increase our market visibility and probability of success.

Financial Strategy

Our financial strategy is to employ proven financing techniques in the bank and capital markets to expand our business. In doing so, we will continue to use project financing to permanently fund the construction and/or acquisition of energy generation facilities. Our risk management strategy aims to hedge financial risk with (i) long-term customer contracts that generally provide stable cash flow to cover debt service costs, (ii) utilization of fixed rate funding or financial hedges to mitigate rate risk and (iii) utilization of project related debt that is nonrecourse to the Company. The availability of capital at attractive terms will be a key requirement to enable us to meet our strategic objectives. Another important goal of management will be to maintain and expand relationships with key financial partners and explore other alternatives for raising capital and/or monetizing assets in the future while public capital markets remain inaccessible. From time to time, we may seek to obtain financing, including mezzanine or equity capital, when circumstances warrant. In all respects, we will strive to maintain ample liquidity to meet our operating requirements and to fund our growth.

COMPETITION

The energy generation industry is characterized by intense competition, and we encounter competition from utilities, industrial companies and other energy producers in our business. However, the retail energy market targeted by the Company is generally outside the main focus of larger energy generating competitors.

We are competing for development and acquisition opportunities with various companies, some of which may have greater access to resources and capital, as well as with our potential customers' current in-house alternatives. However, many of our competitors are subsidiaries of larger firms, with a core focus on other markets, and in some cases, those firms are exiting certain non-core business lines. This includes integrated utility companies, merchant energy companies and independent power producers many of which have subsidiaries with which we compete but which are mainly engaged in large-scale generation, transmission or distribution of electricity for the regulated or wholesale merchant markets. The markets for large-scale production of electricity or other energy are driven by fundamentally different factors and requirements than the market for customer tailored energy services from distributed generation, such as CHP and renewable fuels. We believe that our focus on mainly retail energy outsourcing utilizing CHP and renewable fuels gives the Company a competitive advantage.

Competition is a lesser factor for most of our core operations that seek to maximize value for our customers and stockholders within the framework of long-term contracts, thereby mitigating market risks.

With management's track record in energy outsourcing and its ability to develop long-term customer relationships, the Company believes it has a competitive advantage in a rapidly growing niche market serving companies seeking clean, reliable and low cost energy.

DESCRIPTION OF OPERATIONS AND FACILITIES

The Company's principal operations include the following:

                                                          Name Plate Fiscal 2002
                                                 Current    Capacity   Revenue
                                                Ownership      MW     $ Millions
============================================== =========== ========== ==========
U.S Energy Biogas Corporation 1                    54%           57     $21.9
USE Canada Energy Corp.                           100%        100 2      10.0
U.S. Energy Geothermal, LLC                        95%            7       1.3
Scandinavian Energy Finance, Limited               51%        160 3       3.5
================================================ =========== ========== ========
Total                                                         324       $36.7
================================================ =========== ========== ========

                  1   Includes 757,000 MMBTUs of direct biogas sales capacity in addition to 57MW of electric power capacity
                  2   Includes 95MW thermal capacity
                  3   SEFL Financed 160MW of Thermal Capacity


US Energy Biogas Corporation ("Biogas")

On May 11, 2001 the Company together with Cinergy Solutions though a merger acquired Zahren Alternative Power Corporation ("Zapco") renamed US Energy Biogas Corporation ("Biogas"). We own 54.26% and Cinergy Solutions, a wholly owned subsidiary of Cinergy Corp. ("Cinergy"), owns 45.74% of Biogas.

Biogas owns and operates 24 energy projects including 20 landfill gas to electricity projects, 3 landfill gas to boiler projects and 1 natural gas fueled cogeneration project. Energy production is sold under long term fixed or firm price energy purchase agreements. Production capacity for the electricity generation facilities is approximately 57MWs and boiler fuel projects sell approximately 757,000 mmbtus of boiler fuel per year. All of the generation projects are qualifying facilities under the Public Utility Regulatory Act of 1978 ("PURPA").

The following table lists the selected information about each plant owned and/or operated by Biogas in 2002 with the exception of Garland project, which we closed in 2002.

              ===================================================================================
              Name of Site           Type        MW         MMBTU      Energy Purchaser
              ===================================================================================
                1 Amity Project, PA  LFG-E       2.0                   Penn Power & Light
                2 122nd Street, IL   LFG-E       3.0                   Commonwealth Edison
                3 Barre, MA          LFG-E       0.9                   PG&E National Energy
                4 Brickyard, IL      LFG-E       3.0                   Illinois Power Company
                5 Brookhaven, NY     LFG-E       5.3                   Long Island Power Authority
                6 Burlington, VT     LFG-E       0.8                   Burlington Electric Dept.
                7 Cape May, NJ        LFG        N/A       187,000     State of New Jersey
                8 Countryside, IL    LFG-E       8.0                   Commonwealth Edison
                9 Dixon/Lee, IL      LFG-E       3.9                   Commonwealth Edison
               10 Dolton, IL         LFG-E       5.3                   Commonwealth Edison
               11 Hamms, NJ          LFG-E       1.2                   GPU/First Energy
               12 Manchester, NH     LFG-E       1.2                   New Hampshire Public Service
               13 Morris, IL         LFG-E       4.0                   Commonwealth Edison
               14 Oceanside, NY      LFG-E       1.2                   Long Island Power Authority
               15 Onondaga, NY       LFG-E       1.2                   Niagara Mohawk
               16 Roxanna, IL        LFG-E       3.9                   Illinois Power Company
               17 Smithtown, NY      LFG-E       1.2                   Long Island Power Authority
               18 SPSA I, VA         LFG-E       3.3                   Virginia Power Company
               19 SPSA II, VA         LFG        N/A       260,000     CIBA Sp. Chemical
               20 Streator, IL       LFG-E       1.0                   Commonwealth Edison
               21 Tucson, AZ          LFG        N/A       310,000     Tucson Electric Power
               22 Upper Rock, IL     LFG-E       3.0                   Mid American Energy
               23 Willow Ranch, IL   LFG-E       1.0                   Commonwealth Edison
               24 Readville, MA       CHP        2.4                   Royal Ahold/Stop& Shop
              ===================================================================================
                  Total                          56.8      757,000
              ===================================================================================

              Note:LFG = Transco
                   LFG-E = Genco
                   CHP = Combined Heat & Power Project

Biogas, through its subsidiaries or its affiliates, owns the generation equipment and switchgear used in the electricity generation facilities ("Gencos") and the compressors and pipelines used in the transportation facilities ("Transcos").

The Gencos sell the electricity produced to local utilities under long term contracts with fixed or firm pricing arrangements. The contracts require the utilities to purchase all of the energy generated by the projects but do not contain any minimum production requirements.

The Transcos sell landfill gas to third party users for their use as boiler fuel. These projects receive payments for fuel under long term contracts in which pricing is based off of the price of natural gas.

Both the Gencos and the Transcos purchase landfill gas from the gas collection companies (Gascos). Gas purchases are made under long term, fixed price contracts.

Prior to 1999, Biogas had a significant ownership interest in the Gascos. Owners of the Gascos receive Federal tax credits under Section 29 of the Internal Revenue Code ("Section 29") for the sale of alternative fuels for the generation of energy. In 1999 and 2001, Biogas sold over 99% of its ownership interests in the Gascos and will receive revenues from the sale of the interests through the year 2007. Biogas usually retains a 1% general partner interest in the Gascos, but the Limited Partnerships (LPs) are not consolidated in its financial statements.

All the Gascos generate Section 29 tax credit related income to Biogas from (i) gains and interest income on the sale of Gasco partnership interests to the tax credit beneficiaries which have been structured, in some cases, in the form of a fixed installment note, and (ii) gains and interest income from the ongoing annual production of methane gas which has been structured under a contingent note arrangement. Biogas operates most of the Gascos for the owners under long term operating agreements.

Depending on the date that gas collection systems were placed in service, the project's qualification to produce Section 29 tax credits expires either on December 31, 2002 or December 31, 2007. Biogas has six projects whose qualification for Section 29 tax credits expired on December 31, 2002. These projects are Burlington, Dunbarton, Amity, Oceanside, Onondaga, and Smithtown. The expiration of these tax credits is not expected to have a material impact on Biogas. All of these projects continue to produce electricity output. The amount of the tax credit generated for the year 2002 was $1.083 per MMBTU sold. The tax credit rate is set annually by the US Treasury.

On October 30, 2002, Hoffman Road Energy Partners LLC (HREP), an affiliate of Biogas entered into an agreement with the City of Toledo to sell its landfill gas assets to the City in April 2003. The proceeds from the sale shall be used primarily to retire the existing project loan in the amount of $1.32 million from ABB Energy Capital. Simultaneously with the closing of that sale, the City of Toledo and HREP are to terminate their landfill gas agreement.

In December of 2002, an expansion of the SPSA II Transco project was completed. The expansion included the retrofit of a third boiler at the CIBA Specialty Chemicals Company power plant to allow it to accept landfill gas as its fuel.

During 2002, Biogas completed the transfer to Jenbacher Energy Systems LTD of the operations and maintenance of the generating equipment for the eight projects located in Illinois (Dixon Lee, Streator, Dolton, 122nd Street, Willow, Roxanna, Upper Rock and Brickyard) that utilize Jenbacher engines. Jenbacher assumed operations and maintenance responsibilities for four projects effective on June 1, 2002 and four projects effective on November 1, 2002. In addition, effective on January 1, 2003, Biogas transferred the operations and maintenance of two of its Illinois projects that utilize Deutz engines (Countryside and Morris) to RUN Energy. The agreements with Jenbacher and RUN Energy, collectively "O&M operator", transfer substantially all responsibilities and costs associated with the operation and maintenance of the engines, generators and switchgear, including all scheduled preventative maintenance, to the O&M operator. The O&M operator also assumes substantially all the risks associated with equipment failure including the costs of any and all replacement parts. The O&M operator will be paid based upon a fixed price per kwh of electricity produced. The agreements with Jenbacher include financial penalties for production below specified levels and bonuses for production above specified levels.

By entering into these O&M contracts with experienced operators, we anticipate improvement in KWH production and equipment production availability for all of these projects as well as savings in operating costs, including capital expenditures.

As of October 4, 2002, Garland Energy Development LLC (GED), a wholly owned subsidiary of Biogas, and the City of Garland, Texas terminated their agreement in connection with the operation of a sludge drying facility in Garland Texas. GED paid the City of Garland $700,000 in consideration of such termination. These funds were previously designated for capital improvements at the sludge drying facility. The parties released each other from all claims relating to their agreements respecting the sludge drying facility. The termination of the agreement respecting the facility did not affect Biogas's rights to operate a landfill gas collection system and flare at the site. Biogas is exploring other business opportunities at the Garland site, including the installation of an electrical generation plant and the potential sale of renewable energy credits in the Texas market.

In accordance with our business strategy, we are focusing on achieving increased efficiencies and performance in our Biogas operations. Operating performance of the established operations, which utilize proven technology, has been stable. Newer projects underwent performance optimization in the first half of the year with commercial operation during the second half of 2002. In addition, efforts are underway to enhance the gas production from existing well fields to allow the maximum utilization of existing generating capacity. With significant payroll and administrative cost reductions achieved during 2002, the improvement program is now focused on production.

In 2002, Biogas recorded adjustments to its books related to non-recurring items as outlined on page 15. These adjustments reduced the Net Income of Biogas by $2,847,000 (net of minority interest).

USE Canada Energy Corp. ("USECanada")

USE Canada owns and operates two districts energy systems located in Charlottetown, Prince Edward Island and in London, Ontario. The two district energy systems provide energy to a large number of customers in their respective service areas. Most of the sales are under long-term contracts with the remaining weighted average revenue contract duration of 13 years for the combined projects. Contract revenues typically escalate at rates of CPI and fuel price is typically passed through to customers in both systems, which reduces commodity price risk to USE Canada. At expiration, the contracts are typically renewed on terms that are competitive at that time. Customer losses are rare and the systems experience net customer growth.

In Charlottetown, energy is produced at renewable biomass and energy-from-waste facilities. Electricity is sold to the local public utility. In addition, heating and cooling is distributed through an underground piping system to institutional, residential and commercial buildings. The plant is a major supplier of heat to large customers in Charlottetown. The plant was constructed in the mid 1980's and was substantially expanded and upgraded in the mid-to-late 1990's. Our key customers in Charlottetown include: (i) the Provincial Government (Department of Transportation and Public Works), (ii) University of Prince Edward Island, (iii) Queen Elizabeth Hospital, and (iv) Island Waste Management Corporation.

In London, energy is produced using a natural gas fueled CHP facility. The London project has more than seventy customer contracts comprised of a mix of commercial and government-related buildings with remaining 7-year weighted average revenue contract duration. Two contracts representing more than 28% of revenues include the local municipal utility and city convention center. The system has a long and successful operating history and was substantially upgraded in the 1990s and is a major supplier of heating and cooling services to the London business district.

U.S. Energy Geothermal, LLC

Our 95%-owned subsidiary, U.S. Energy Geothermal, LLC ("Geothermal, LLC"), owns two geothermal power plants in Steamboat Hills, Nevada: Steamboat 1 and 1A. These plants produce electricity through a system in which hot water from the earth's sub-strata is used to generate electricity and then is re-injected into the earth. The plants produce a combined seven megawatts of electric power, which is sold under long-term power purchase agreements with Sierra Pacific Power Company ("Sierra"). Sierra is obligated to pay rates for this electric power generated by Geothermal, LLC that are based on the wholesale electricity prices at the California-Oregon Border exchange.

Pursuant to our agreement with Far West Capital, Inc. ("Far West"), which owns 5% interest in Geothermal, LLC, Far West is entitled to share in profits based upon a predetermined formula. During 2002, Geothermal, LLC did not generate sufficient profits to qualify Far West for a share of the projects income for such year. Geothermal, LLC makes royalty payments for steam extraction rights and also royalty payments on the gross and net revenue of Steamboat 1 after certain deductions. Steamboat 1 and 1A were built in 1986 and 1988, respectively. The day-to-day operations are provided by SB Geo, Inc. ("SB Geo"), a company in which the principals of Far West own a majority equity interest.

In April 2002, Ormat Systems, Inc. and Geothermal, LLC entered into an agreement under which Ormat's net royalty interest and all related rights, including any claims for past royalties and all future royalty rights, were terminated in exchange for a payment of $500,000.

With the downturn in the wholesale power market, generally, the value of merchant assets in the domestic market has significantly decreased. After performing a discounted cash flow value analysis using a risk adjusted rate of return commensurate with the specific asset characteristics and future market opportunities in the western U.S. and accounting for combined accruals for the payment of royalties and royalty termination payments, the Company took non-cash operating charges and adjustments to the valuation of the assets of Geothermal, LLC in the amount of $5.05 million.

Scandinavian Energy Finance, Limited / EnergiSystem i Sverige AB (SEFL). In March, 2002, together with EIC Inc., we formed a joint venture, Scandinavian Energy Finance, Limited ("SEFL") and financed a new Swedish energy group, EnergiSystem i Sverige AB (EnergiSystem).

SEFL provided approximately $56 million to EnergiSystem i Sverge AB in the form of loan financing. Approximately $45 million of this loan was made in the form of a senior secured convertible debenture to EnergiSystem and approximately $11 million was in the form of a subordinated loan to EnergiSystem. The senior secured convertible debenture carries an interest rate of approximately 6% during the first 2 years and 9% thereafter. The subordinated loan carries an interest rate of approximately 13%. SEFL has a 25 year option to acquire 90% of the fully diluted equity of EnergiSystem i Sverige AB for a nominal sum.

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

We hold 51% of the voting interests of SEFL and EIC holds 49% of the voting interests. We invested approximately $5 million in cash and 147,976 of our common shares, valued at approximately $675,000, in SEFL. EIC invested its proportionate share in cash.

A Swedish bank provided SEFL with approximately $45 million of long term financing on a non-recourse basis to SEFL's stockholders. The financing carries a variable interest rate capped at 4.7% for the first 5 years and a rate of STIBOR plus 110 basis points thereafter. The loan has a 25 year term with no amortization during the first ten years.

In November 2002, 1,400 convertible debentures were converted into 1,400 EnergiSystem Svergi AB equity shares at a value of $5,085,000.

Other Operations and Interests

Plymouth Envirosystems, Inc. Our wholly owned subsidiary, Plymouth Envirosystems, Inc., owns a 50% interest in Plymouth Cogeneration Limited Partnership ("Plymouth Facility") which owns and operates a CHP plant producing
1.2 MW of electricity and 7 MW of heat at Plymouth State College, in Plymouth, New Hampshire. The Plymouth Facility provides, under a long-term contract, 100% of the electrical and heating requirements for the campus, which is a part of the University of New Hampshire system.

The day-to-day operations of the Plymouth Facility are managed by one of our partners, which is an affiliate of Equitable Resources, Inc. Management decisions are made by a committee composed of representatives of the three partners in this project.

The annual evaluation by management of the Company's non-core investments has resulted in a significant impairment of some of those investments, due to both current deteriorating macroeconomic and energy market conditions and the results of a discounted cash flow value analysis using a risk adjusted rate of return commensurate with the specific asset characteristics and future market opportunities for each investment. The Company has decided to recognize an impairment against the following non-core investments as discussed and disclosed:

Lehi Envirosystems, Inc. In 1997, our entirely owned subsidiary, Lehi Envirosystems, Inc. ("LEHI"), acquired a 50% equity interest in Lehi Independent Power Associates ("LIPA"), which owns a cogeneration facility in Lehi, Utah (the "Lehi Facility") and the underlying real estate. The Lehi Facility has been dormant since 1990. In the first quarter of 2002, the Company recorded an expense equal to the carrying value of the investment, $830,000, due to the lack of development opportunities at the site given current market conditions. An owner of 25% interest in LIPA also owns a 5% interest in Geothermal, LLC.

USE GEO Acquisition LLC (USE GEO). This district energy project has been under development since 1996. If completed, the project will use geothermal energy for heating and cooling in Reno, Nevada. There are two classes of membership interests in US GEO. We own a majority of one class and Marathon Energy LLC, an affiliate of Marathon Capital, LLC, which in turn is an affiliate of the Company, holds all of the other interests in USE GEO, which are subordinated to our interests and pay no dividends. Our interests earn a preferred dividend of 5% per annum compounded annually and have a distribution and liquidation preference equal to any accrued unpaid preferred dividends plus their unreturned capital contribution. To date, we have not received any cash dividends from our investment.

Limited progress in the development of the project was achieved in 2002. Accordingly, on December 31, 2002 the Company recorded an expense equal to the carrying value of our investment in this entity of $2.5million.

Castlebridge Partners LLC ("Castlebridge"). On August 23, 2000, we issued 568,750 shares of our common stock through Castlebridge LLC., a wholly-owned subsidiary of the Company, to acquire a 25% interest in Castlebridge, a risk management firm specializing in risk management services for the energy and commodities industries.

As of December 31, 2002, the ownership structure of Castlebridge Partners, LLC was reorganized. Castlebridge distributed to US Energy Castlebridge, LLC, 268,750 shares of the Company's common stock representing all of our shares still held by Castlebridge. USE Castlebridge's membership interest was converted from a common membership interest into a preferred membership interest with preferred dividend and liquidation preferences equal to $1.7 million plus accrued unpaid preferred dividends.

USE Castlebridge membership interest also carries veto rights pertaining to certain fundamental Castlebridge decisions.

The market for risk management services for the energy industry deteriorated significantly during 2002 in connection with lower market power prices and reduced electricity trading activities among the large integrated utilities and merchant energy companies, and other companies involved in electricity trading. As a result of the deteriorating outlook, the Company has recognized an impairment equal to the carrying value after performing a discounted cash flow value analysis using a risk adjusted rate commensurate with the specific business characteristics and potential business opportunities in the energy trading and commodities markets. As of December 31, 2002, the Company adjusted the valuation of Castlebridge by $ 1.7 million.

Marathon Capital LLC,("Marathon"). In 2000, the Company acquired preferred stock in Marathon, yielding a 9% annual dividend and convertible into a 31% common interest in Marathon, by issuing 200,000 shares of the Company's common stock. Marathon specializes in arranging financing and asset acquisition advisory services for energy projects.

The financing and acquisition market for energy projects deteriorated significantly during 2002 and few transactions took place due to a lack of liquidity in the sector resulting from adverse capital market conditions. In connection with the deteriorating market, the Company has recognized an impairment equal to the carrying value of the investment due to the uncertainty in the energy markets and the projected value of the investment in the next five years. The Company lowered the investment in Marathon by $1.01 million.

US Energy Environmental Corporation

On June 30, 2002, the Company sold its shares of US Enviro to KGS Environmental LLC, an employee-led partnership for approximately $ 1.7 million, which included cash consideration and the assumption of debt. This sale resulted in net of tax loss of $1.6 million. The sale of US Enviro, a domestic provider of environmental services, including recycling and remediation, was part of the Company's previously announced strategy to divest or discontinue non-core operations.

EMPLOYEES

At April 1, 2003, we employed approximately 80 full and part-time employees in our various subsidiaries and locations. Not included are personnel at certain power plants provided under contract with the plant operators. We consider our relations with employees to be satisfactory.

GOVERNMENT REGULATION

US Energy Business

None of the Company's energy projects in the United States are currently subject to federal or state utility rate regulation. Under present federal law, the Company is not and will not be subject to regulation as a holding company under the Public Utility Holding Company Act ("PUCHA") of 1935, as long as each power plant in which it has an interest is a qualifying facility (a "QF") as such term is defined under PURPA , or meets the criteria for another exemption. In order to be a QF, a facility must be not more than 50% owned by an electric utility or electric utility holding company. A QF that is a cogeneration facility must provide not only electricity but also useful thermal energy for use in an industrial or commercial process or heating or cooling applications in specified proportions to the facility's total energy output and must meet certain energy output and energy efficiency standards. Geothermal and biogas plants will be considered QF's if they meet PURPAS's ownership requirements and other standards. Each of our United States energy projects is a QF. In those states where the sale of electricity directly to an individual or a commercial customer is regulated as retail, none of our energy projects is currently subject to state utility law regulation.

Separate from federal and state utility rate regulation, the construction and operation of power generation facilities require numerous permits, approvals and certificates from appropriate federal, state and local governmental agencies, as well as compliance with environmental protection legislation and other regulations. With an exception of an air operation permit for the Lehi Facility, we believe that we are in substantial compliance with all applicable rules and regulations and that the projects in which we are involved have the requisite approvals for existing operations and are operated in accordance with applicable laws.

Biogas Illinois Projects

The Illinois Public Utilities Act. Each of Biogas' projects in the State of Illinois is a "Qualified Solid Waste Energy Facility" or "QSWEF" under the Illinois Public Utilities Act ("IPUA"). Pursuant to the IPUA, electric utilities (the "Utilities") are required to enter into long-term power purchase agreements with the QSWEFs of at least a 10 year duration. The Utilities must purchase the electricity from the QSWEFs at a rate that is equal to the average amount per kilowatt-hour paid by the local government entities in the QSWEFs' area of location ("Retail Cost"). This Retail Cost is different from, and generally exceeds, the Utilities "Avoided Cost", which is the cost the Utilities would bear if they generated the electric energy themselves or purchased it from a source other than the QSWEFs. Thus, the QSWEF's receive a premium representing the excess of the Utilities' Retail Cost over Avoided Cost (the "Premium"). The Utilities are entitled to Illinois State tax credits equal to the amount of any Premiums that they transfer to the QSWEFs under the purchase agreements.

The QSWEFs are obligated to reimburse the State of Illinois (the State) for the amount of the tax credits claimed by the Utilities. The QSWEFs are required to begin repaying the tax credits to the State no later than 10 years from the date the facility begins commercial operation, and all tax credits must be fully repaid by the end of the actual useful life of the facility. In accordance with Illinois Commerce Commission ("ICC") orders, Biogas' Illinois projects maintain a special reimbursement fund by means of which they segregate money to repay the State of Illinois for amounts the State has paid to the Utilities in the form of tax credits.

Canadian Energy Business

Our Canadian district energy projects are currently not subject to national or provincial utility rate regulation. However, projects require numerous permits, approvals and certificates from provincial and municipal agencies. We believe that we are in substantial compliance with all applicable rules and regulations and that the Canadian district energy projects in which we are involved have the requisite approval for existing operations and are operated in accordance with applicable laws.

ITEM 2.  DESCRIPTION OF PROPERTY

Property owned by Biogas projects includes all buildings and improvements, electricity generating equipment, switchgears, controls and associated ancillary equipment. Biogas has no ownership interest in the landfills, nor does it have any responsibilities or liability for the operation of the landfills. Biogas projects (Gencos, Transcos and Gascos) occupy the landfills pursuant to leases. Substantially all of Biogas project assets collateralize its project's loans. Biogas rents office space in Avon, Connecticut.

USE Canada owns buildings, turbine generators, boilers, fuel handling systems, cooling towers, and distribution piping, heat exchangers and converters. Some underlying land is leased. Both plants also have stand-by backup plants under lease. Substantially all of USE Canada's project assets collateralize USE Canada's project loans.

Geothermal, LLC's plants are located on a geothermal field in Steamboat Hills, Nevada. They own buildings and improvements, generators, motors, switchgear and controls, production and injection wells and associated piping. Geothermal leases the land and underlying geothermal resource from Sierra Pacific. We have no separate lease agreement for the Reno office space, but rental fees are included in the fees we pay to SB GEO for the operation and management of the project.

Plymouth Cogeneration, a Delaware partnership, of which we own 50%, owns the Plymouth Facility. Plymouth Cogeneration owns plant and equipment associated with the cogeneration project including the engines, generators, boilers, switchgear, controls and piping.

The Lehi Facility is owned by LIPA, a Utah limited liability company, of which we own 50%. The property is in Lehi, Utah, and includes land, buildings and permits.

Our headquarters are located in a commercial office building in White Plains, New York.

All our properties are in satisfactory condition and we believe that they are adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS

We are engaged from time to time in legal proceedings, none of which are expected to materially affect our business.

Geothermal Development Associates (GDA) and Delphi Securities, Inc. (Delphi) filed a lawsuit in the Second District Court of the State of Nevada, Washoe County, against Geothermal, LLC, seeking declaratory and monetary relief regarding their royalty rights pertaining to the Geothermal, LLC plants particularly during the March 1, 2000 through February 28, 2002 period. We do not expect the lawsuit to materially affect our business. In the event of an adverse result, management anticipates that the potential range of a damage award against USE Geothermal, LLC could range up to $400,000 to $1,000,000.


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


                                                          Sales Price
                                                       ------------------
                                                       ------- -- -------
                                                        High       Low
                                                       -------    -------
                                                       -------
Twelve Months Ended December 31, 2001:
   First Quarter.................................       $5.25      $3.88
   Second Quarter................................        8.09       4.59
   Third Quarter.................................        6.66       4.00
   Fourth Quarter................................        6.01       4.00

Fiscal Year Ended December 31, 2002:
   First Quarter.................................       $5.30      $3.30
   Second Quarter................................        4.08       1.11
   Third Quarter.................................        1.90        .60
   Fourth Quarter................................        1.38        .56



HOLDERS

As of March 28, 2003 there were 339 holders of record of our Common Stock. We estimate that there are over 2,000 beneficial holders of our common stock.

DIVIDENDS

We have not paid cash dividends on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. Our ability to pay cash dividends on our common stock may be limited by our outstanding shares of Series B, Series C and Series D Preferred Stock. Generally, these shares of preferred stock provide that no dividends may be paid on our common stock unless dividends have been set aside for the outstanding preferred stock. In addition, we are limited in our ability to pay dividends by various loan agreements, which our subsidiaries have entered into and that may limit their ability to distribute cash to us.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

RESULTS OF OPERATIONS

A summary of revenue and operating income by operating units is as follows:


=================================================================================================
                                                          FY 2002 Operating    FY 2002 Gains
                                        FY 2002 Revenues     Income (Loss)*   (Losses)from Joint
Business Groups/Units
=================================================================================================
Operations Group
Biogas                                  $21,950,000       $ (1,685,000)
USE Canada                               10,021,000           2,111,000

Geothermal, LLC                           1,300,000         (5,401,000)

US Enviro                                 2,519,000              91,000
SEFL                                      3,453,000           1,184,000
                                   -------------------------------------
Total Group                              39,243,000         (3,700,000)

Corporate Group

US Energy Systems, Inc.                     698,000         (8,524,000)
Plymouth Cogeneration LP                                        (6,000)           77,000
Lehi                                                          (830,000)         (17,000)
===============================================================================================

         Total Company                  $39,941,000       $(13,060,000)         $ 60,000
===============================================================================================

     * Before Minority Interests

In comparing fiscal 2002 information to fiscal 2001 the reader should be informed of the following events:

a) The Company sold US Enviro on June 30, 2002. Therefore, only six months of activity is included in fiscal year 2002 as compared to a full year in fiscal year 2001.
b) Fiscal year 2002 includes a full year of activity for Biogas and USE Canada as compared to fiscal year 2001 which included eight and seven months for Biogas and USE Canada, respectively.
c) The inclusion of SEFL activity in fiscal year 2002 has no comparison in fiscal year 2001.

Investments in joint ventures are accounted for under the equity method of accounting, and accordingly, revenues and expenses of these investments are not included in our consolidated statements of operations.

During 2002, we incurred substantial non-recurring costs or expenses in restructuring and improving certain projects, eliminating unnecessary or redundant administrative functions, risk mitigation and the termination and/or disposition of non-performing or non-strategic assets. The measures were designed to increase management focus, operating efficiencies and improve long-term profitability. The schedule below illustrates these items and their effect on the Company in fiscal 2002.

        Recurring Income 2002

------------------------------------------ -- ------------------------ --- ------------------------- -- -------------

Adjustments for Non-recurring Charges             Core Operations               USE Corporate              Total
                                              ------------------------     -------------------------    -------------

Net Income (Loss)                                           $ 215,000                   $(15,636,000)  $(15,421,000)

Biogas Non-recurring Expenses                 $7,988,000                   $ (267,00)
Net of Tax Provision and Minority             (5,141,000)                    107,000
Interest
                                              ----------                   ----------                   -------------
                                               2,847,000                    (160,000)                     2,687,000
Core Income Elements Accounted for on US
   Corporate:
   ZRP Royalties                                 152,000                    (152,000)
   Consulting Fees, EnergiSystem                 425,000                    (425,000)
Corporate and Other Non-recurring
Expenses:
   Geothermal, LLC                                                         5,050,000                      5,050,000
   US Enviro (1)                                                           2,666,000                      2,666,000
   LEHI                                                                      830,000                        830,000
   USE GEO                                                                 2,500,000                      2,500,000
   Castlebridge                                                            1,700,000                      1,700,000
   Marathon                                                                1,010,000                      1,010,000
   Corporate Development (2)                                                 700,000                        700,000
   Deferred Financing Fees                                                 1,500,000                      1,500,000
   Net of Tax Provision                         (231,000)          --     (1,981,000)                    (2,212,000)
                                               ----------   ----------     ----------                   -------------


Total Non-recurring Expenses                               $3,193,000                    $13,237,000
                                                            ----------                    -----------

Total Recurring Net Income                                 $3,408,000                    $(2,399,000)     $1,009,000
                                                           ==========                    ===========    =============

------------------------------------------ -- ---------- -- ---------- --- ---------- -- ----------- -- -------------

     (1) Net of Tax, $1.6 million
     (2) See Item 6 - Management's Discussion and Analysis of Operations


Revenues:

Total Company's 2002 fiscal revenues increased to $39,941,000, an increase of 4% when compared with the fiscal year end 2001. Revenues of the Operations Group increased primarily due to the consolidation of three significant acquisitions, including Biogas and USE Canada for the full fiscal year 2002 and SEFL for nine months of fiscal 2002, respectively. Revenue increases were offset by the elimination of revenues from the sale of US Enviro, non-recurring items from Biogas and lower revenues from Geothermal, LLC. In 2002, Biogas revenues were essentially flat when compared to the prior year period, however, recurring revenues from Biogas increased 18% from the prior year after (i) excluding a one time gain related to the sale of its Gasco holdings in 2001 and (ii) the adjustments of certain revenue items in 2002 together totaling approximately $3 million. Geothermal, LLC revenues declined $6 million from the prior period from $7 million to $1 million in 2002 resulting from a decline in electricity pricing in the western United States.

Expenses:

Operating Expenses: The operating expenses of the Company grew $7,353,000 or 46% from 2001. This increase, while mostly due to the recognition of a full year of operating expenses for Biogas and USE Canada and nine months of operating expenses for SEFL, is also due to significant non-recurring of expenses in 2002 for Biogas and costs associated with discontinued operations of non-strategic assets. Additionally, approximately $1.4 million of site improvements were recognized as period expenses in 2002. Biogas has received the benefit of $.6 million of site improvements provided by its O&M contractor. These benefits are not reflected on these Financial Statements as the contractor will be recouping these expenditures in the future through its monthly O&M contracts, which are cancelable by either party with 30 days notice.

Accounting for combined accruals for the payment of royalties and royalty termination payments, the Company recorded a $1.2 million non-cash charge and expense to Geothermal, LLC. Operating expenses for 2002, after excluding non-recurring period charges, remain constant as compared to the prior year period when adjusted for the inclusion of a full year of SEFL, Biogas and USE Canada and the exclusion of US Enviro.

Operating, General and Administrative Non-recurring: In the first quarter of 2002, the Company recognized non-recurring expenses against operations, goodwill, investment and general and administrative expenses. These expenses were recognized due to expected losses in the sale of the US Enviro, write down of development costs of $700,000, discontinued operations in Biogas, valuation adjustments of investments held by LEHI and Geothermal, LLC, and potential severance and other expenses related to the consolidation of operations and accounting of Biogas.

General and Administrative: Salaries and consulting fees increased by more than $3.6 million due in part to the recognition of $1.5 million of deferred compensation from 2001. In 2001, these expenses were deferred and were to be amortized over five years. Additionally, Biogas incurred severance fees and consulting fees related to the consolidation of the accounting and administrative functions of $1.1 million. Legal and professional fees increased primarily due to the retention of lawyers specializing in IRS proceedings related to Biogas Illinois subsidiary income recognition and the termination of contracts related to discontinued operations at Biogas. This IRS proceeding concluded without any material change to our tax position. Insurance increased due to the general increase in all insurance since September 11, 2001, including a major increase in Director's and Officer's liability insurance in 2002, and the inclusion of Biogas and USE Canada operations on a full year basis. Other general and administrative expenses increased from previous years due to the recognition of development costs of $760,000, the increase in the doubtful account balance of $1.0 million by Biogas and the inclusion of Biogas and USE Canada operations on a full year basis. Corporate expenses for 2002, after excluding non-recurring period charges, remained relatively constant.

Net income from core operations, which includes Biogas, USE Canada and SEFL, was approximately $215,000 in the year ended December 31, 2002. However, before the deduction of non-recurring items at Biogas, net income from core operations was approximately $3.4 million for the full year 2002.

The following is a breakdown of selected categorized costs for Fiscal 2002 and 2001:

======================================================= =============== ==============
                                                           Fiscal 2002    Fiscal 2001
======================================================= =============== ==============
Operating Expense                                          $23,366,000    $16,013,000
Operating, General and Administrative Non-recurring          7,534,000             --
General and Administrative Expenses
     Salaries and Consulting Fees                            4,964,000      1,344,000
     Legal and Professional Fees                               660,000        430,000
     Corporate Insurance                                       789,000        278,000
     Corporate Expenses                                        371,000        275,000
     Other General and Amortization                          4,483,000      1,641,000
Depreciation and Amortization                                6,834,000      4,735,000
======================================================= =============== ==============
         Total                                             $49,001,000    $24,716,000
======================================================= =============== ==============

================================================= ============== =============== ==============
                                                   Operations      Corporate
                                                                   and Other         Total
================================================= ============== =============== ==============
Operating Expense                                   $23,365,000       $   1,000    $23,366,000
General Administrative Expenses                       9,709,000       1,558,000     11,267,000
Operating, General and Administrative                        --       7,534,000      7,534,000
Non-recurring
Depreciation and Amortization                         6,771,000          63,000      6,834,000
================================================= ============== =============== ==============
         Total *                                    $39,845,000     $ 9,156,000    $49,001,000
================================================= ============== =============== ==============

* Excludes (gain) from Joint Ventures

A comparable breakdown for Fiscal 2001 is as follows:

================================================= ============== =============== ==============
                                                                    Corporate
                                                    Operations      and Other        Total
================================================= ============== =============== ==============
Operating Expense                                   $15,738,000       $ 275,000    $16,013,000
General Administrative Expenses                       1,951,000       2,017,000      3,968,000
Depreciation and Amortization                         4,537,000         198,000      4,735,000
================================================= ============== =============== ==============
         Total *                                    $22,226,000      $2,490,000    $24,716,000
================================================= ============== =============== ==============

* Excludes (gain) from Joint Ventures

Gains from investments and joint ventures decreased from $83,000 in fiscal 2001 to $60,000 in fiscal 2002 due to lower power generation at the Plymouth facility.

Interest Income and Expense:

Interest income increased to $1,688,000 in Fiscal 2002 from $536,000 in Fiscal 2001 as a result of higher cash balances and the receipt of interest on notes receivable not in effect in the full prior period. Dividends paid on preferred stock decreased by $281,000, from $1,111,000 in Fiscal 2001 to $830,000 in fiscal 2002, as a result of the reduced dividend rates.

Interest expense increased significantly due mainly to the issuance and consolidation of approximately $129 million in non-recourse project financing in connection with the acquisition of Biogas and USE Canada on a full year basis and SEFL on a part year basis.

Income Tax:

Provision for income taxes resulted in a tax benefit for fiscal 2002 of $8,734,000. The effective tax rate was approximately 40% for fiscal 2002. The company has an NOL carry forward of $30 million, some of which is subject to limitation under Section 382 of the IRS code.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2002, cash and equivalents totaled approximately $16,215,000, of which $2,968,000 was unrestricted, as compared to $10,658,000 of unrestricted cash at December 31, 2001. In connection with notes payable by certain Biogas subsidiaries, the lender required these subsidiaries to maintain various restricted cash accounts, which, at December 31, 2002, amounted to $13,247,000. This amount also includes approximately $1,590,000 million of funds the Company set aside to ensure the payment of dividends on certain series of our preferred stock. These funds were set apart in conjunction with the approval of our plan of recapitalization.

During the year ended December 31, 2002, cash flow of $41,142,000 from financing activities and $8,944,000 of operating funds were used to fund $(59,286,000) of investing activities.

Cash flow from operating activities during the year ended December 31, 2002 increased $220,000 after accounting for the effect of the non-recurring non-cash effecting charges recorded by the Company as compared to $8,724,000 during the year ended December 31, 2001. The Company used its unrestricted cash during 2002 to launch SEFL, reduce overall headcount of employees and fund daily operations.

We used $6,492,000 in acquiring additional assets and investments. Construction in progress used $737,000 in cash in the current twelve months period mostly in the build out of improvements in USE Canada.

Our consolidated working capital (including $13,247,000 of restricted cash at December 31, 2002) decreased to $6,101,000 at December 31, 2002 from $16,375,000 at December 31, 2001.

We continue to evaluate current and forecasted cash flow as a basis to determine financing operating requirements and capital expenditures. We believe that we will have sufficient liquidity from cash flow from operations, sales of assets, and working capital to satisfy all obligations under outstanding indebtedness and to refinance a shareholder loan to certain Biogas subsidiaries relating to the Morris Illinois project which has come due, to bring current a shareholder loan to Biogas respecting which interest and scheduled amortization payments are past due, to finance anticipated capital expenditures and to fund working capital requirements for the next twelve months.

CERTAIN RISK FACTORS THAT MAY IMPACT US:

Set forth below and elsewhere in this report and other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements contained in this report.

RISKS RELATED TO THE COMPANY:

We may face substantial impediments to completing future acquisitions and development projects.

Our growth strategy depends on our ability to identify and acquire appropriate companies or energy projects, our ability to develop new energy projects, our ability to integrate the acquired and developed operations effectively and our ability to increase our market share. We cannot assure you that we will be able to identify viable acquisition candidates or development projects, that any identified candidates or development projects will be acquired or developed, that acquired companies or power facilities and developed projects will be effectively integrated to realize expected efficiencies and economies of scale, or that any acquisitions or development projects will prove to be profitable or be without unforeseen liabilities. In the event that acquisition candidates or development projects are not identifiable or acquisitions or development projects are prohibitively costly, we may be forced to alter our future growth strategy. As we continue to pursue our acquisition and development strategy in the future, our stock price, financial condition and results of operations may fluctuate significantly from period to period.

We have limited available capital, and we may need additional financing in the future.

We believe that our current and anticipated cash flow from operations and assets sales from the financing sources and transactions described herein will be sufficient to meet our anticipated cash requirements for the next twelve months; however, there can be no assurance in this regard. As of December 31, 2002 we had approximately $2,968,000 unrestricted cash available. If we were unable to generate cash flows from operations and asset sales to fund our working capital needs, we would be required to obtain additional equity or debt financing to continue to operate our business. In addition, we anticipate that each project we acquire or develop will require us to raise additional financing, some of which may be in the form of additional equity.

There can be no assurance that this capital will be available to us, or if available, that it will be on terms acceptable to us. If issuing equity securities raises additional funds, significant dilution to existing stockholders may result. If additional financing for projects is not available on acceptable terms, we may have to cancel, decline or defer new projects. Any inability by us to obtain additional financing to meet cash or capital requirements, if required, may have a material adverse effect on our operations.

Our subsidiaries have substantial indebtedness and in connection with their existing indebtedness we have agreed to significant restrictions upon their operations, including their ability to use their cash.

We have substantial debt that has been incurred to finance the acquisition and development of energy facilities. As of December 31, 2002, our total consolidated long term debt was $129,000,000, our total consolidated assets were about $ 225,000,000 and our stockholders' equity was approximately $42,000,000. Whether we will be able to meet our debt service obligations and repay our outstanding indebtedness will depend primarily upon the performance of our energy projects. Our subsidiaries' existing debt agreements limit or prohibit their ability to engage in transactions outside the ordinary course of business and may limit their ability to pay dividends to us. These agreements also contain cross default provisions which may be triggered upon a default under certain agreements.

Certain subsidiaries of Biogas are not in compliance with the terms of a project loan made by one of our shareholders for which refinancing is being sought. Interest and scheduled amortization payments on a shareholder loan to Biogas are also past due. If cash flow is insufficient and refinancing or additional financing is unavailable, our respective subsidiaries may be forced to default on other indebtedness.

Although we have insurance it may not cover every potential risk associated with our operations.

Although we maintain insurance of various types to cover many of the risks that apply to our operations, including $3,000,000 of general liability insurance, a $20,000,000 umbrella policy, as well as separate insurance for each project, our insurance will not cover every potential risk associated with our operations. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on our financial condition and results of operations. Moreover, no assurance can be given that we will be able to maintain adequate insurance in the future at rates we consider reasonable.

We have issued many securities convertible into shares of our common stock and we have many authorized but unissued shares of our common stock.

We have issued shares of our preferred stock, options, warrants, and other securities convertible into shares of our common stock. In addition a substantial portion of shares issued in connection with the Zapco merger are subject to sales restrictions that have lapsed effective May 11, 2002. The market price of our common stock could drop significantly if the holders of these securities sell the underlying shares of common stock or the restricted shares issued to the Zapco stockholders or if the market perceives that they are intending to sell them. Certain of these Zapco stockholders have sold some of their shares or have stated their intention to do so. The possibility that substantial amounts of our common stock may be issued or freely resold in the public market may adversely affect prevailing market prices for our common stock, even if our business is doing well.

RISKS RELATED TO OUR ENERGY BUSINESS:

We depend on our electricity and thermal energy customers.

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

In addition to competition from electric utilities in the markets where our projects are located, our energy business also faces competition from companies currently involved in the cogeneration and independent power market throughout the United States. Some of these companies are larger and better financed than we are. Although we believe that we will be entering segments of the marketplace where we will not face extensive competition, no assurances can be made that we will be able to enter these markets or that there will not be competition in such markets. Additionally, in recent years, such competition has contributed to a reduction in electricity prices in certain markets. While a majority of our projects enjoy the benefit of long-term fixed price firm retail based contracts, projects based on market pricing, such as Steamboat 1 and 1 A, could experience adverse effects from downward competitive pressure on energy pricing. In addition, should any of the Company's fixed price contracts terminate or expire, the Company may have to negotiate new contracts or sell into the spot market in which case the prices it may obtain for energy will depend on market conditions at the time.

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

Our ability to develop new projects is dependent on a number of factors outside our control, including obtaining customer contracts, power agreements, governmental permits and approvals, fuel supply and transportation agreements, electrical transmission agreements, site agreements and construction contracts. No assurances can be made that we will be successful in obtaining these agreements, permits, and appraisals. Project development involves significant environmental, engineering and construction risks.

Our business of owning, operating power plants, and district energy systems involve considerable risk.

The operation of energy generation facilities involves many risks, including the breakdown or failure of power generation, heating and cooling, equipment, transmission lines, pipes or other equipment or processes and performance below expected levels of output or efficiency. Although the facilities in which we are or will be involved contain some redundancies and back-up mechanisms, no assurances can be made that those redundancies or back-up mechanisms would allow the affected facility to perform under applicable power purchase and energy sale agreements. Renewable energy projects such as geothermal, biogas and biomass projects are dependent upon energy and fuel supplies, which may experience significant changes. Our energy projects, particularly our district energy systems, experience changes in revenue and expenses due to seasonality.

We may lose our status as a qualifying facility.

Under present federal law, we are not and will not be regulated as a holding company under the Public Utility Holding Company Act of 1935 ("PUHCA") as long as each power plant in which we have an interest is a qualifying facility under PURPA (the Public Utility Regulatory Policies Act). Under PURPA, a regulated electric utility company must purchase electricity at its avoided cost from an independent power plant, which has qualifying facility status. The regulated electric utility company, which may have been required to purchase electricity from the power plant, could refuse to purchase that electricity once qualifying facility status was lost. In addition if we lost our status as a Qualifying Facility, we could become subject to increased regulation under PUHCA.

A significant source of US Biogas revenues are generated from special tax credits provided for the sale of landfill gas to third parties and these credits will expire.

Biogas benefits from Section 29 of the Internal Revenue Code of 1986, as amended. The Code provides that owners of biogas sites that collect and sell biogas as a fuel are permitted to reduce their annual federal income tax liability with a tax credit based upon the volume of the biogas sold to unrelated third parties. The credit is available for biogas produced at sites that had existing gas collection facilities in place by June 30, 1998. These annual credits are available for qualifying sites until December 31, 2007, except that projects, which were in operation prior to 1993, qualify for the tax credits only through 2002. Therefore the universe of projects eligible for credits is limited. The unavailability of these credits for future biogas projects will make such future projects less appealing. The expiration of these credits for existing sites may make some biogas projects financially unviable. Legislation has been proposed to renew Section 29 credits, but it is uncertain whether this legislation will be enacted and what form its final form will be.

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

We may fail to comply with environmental laws, which could result in substantial remediation costs.

As is the case in all energy projects, strict environmental regulations established by federal, state and local authorities involving air and other emissions must be met. While we take reasonable precautions to ensure that applicable regulations are met and we do not undertake projects, which do not or cannot meet these regulations, we cannot assure you that we are in continual compliance with all applicable regulations. Should a condition occur in which emissions standards at a specific project fall below allowable standards, there could be costs involved in remediating that condition. Additionally, as with all energy generation sites, there are standards for the safe handling of fuels and chemicals, which must be met.

Biogas' projects are based upon the conversion of gases escaping from landfill, and the amount of gas diminishes over time.

Biogas develops owns and operates biogas projects by obtaining rights to the biogas from public or privately owned landfills. The decomposition of waste causes the release of methane gas, carbon dioxide, and other gaseous material into the ground and atmosphere. Landfills typically can emit biogas for more than 30 years. Landfills generally produce gas in increasing volumes during their initial years of operation and for several years after they are closed. Then the gas volume gradually declines over ensuing years. Therefore each project is likely to produce less revenue after the first years following the landfill closing, and may over time become unprofitable as the volume of gas continues to decline. Thus in many cases it is not profitable to maintain projects more than a certain number of years following the closing of the related landfill.

Biogas Illinois projects benefit from special Illinois rate incentives and these incentives may not be available to us.

Biogas Illinois-based biogas projects benefit from certain rate incentives provided under Illinois law (the "Illinois Retail Rate Law") to electric generating projects using certain renewable fuels. Such rate incentives permit Biogas to sell electricity generated from its Illinois projects at retail rates on a profitable basis. Eligibility for the incentives under the Illinois Retail Rate Law are based on compliance with the requirements contained in the Illinois Retail Rate Law and related regulations. Biogas would lose all or some of the benefits provided by the incentive if it were found to be in non-compliance with these requirements, or as a result of modifications to the Illinois Retail Rate Law or its regulations or the expiration or repeal of the Illinois Rate Law. In such event, the revenues and profits from the affected Illinois projects may be adversely impacted.

Our international investments may face uncertainties.

We have investments in district energy systems in Canada and financial interests in district energy systems in Sweden, and we may pursue additional international investments in the future. International investments are subject to unique risks and uncertainties relating to the political, social and economic structures of the countries in which we invest. Risks specifically related to investments in non-United States projects may include currency fluctuations, increased taxation, increased regulation, restrictions on foreign ownership and United States taxes on income earned abroad which is repatriated to the United States and in some cases, which is not repatriated to the United States. In addition, the projects underlying our international investments are subject to the risks affecting energy projects generally.

Uncertain conditions in the California power market could adversely affect our performance.

Under power purchase agreements with Sierra Pacific Power Company the price at which we sell power from our Steamboat 1and 1A plants is based on the wholesale electricity prices in California and other western United States. Significant fluctuation occurred in California's wholesale power prices during the period 2000-2001 which caused volatility in the operating results of our Steamboat 1 and 1A power plants during this period. In light of this volatility it is difficult to forecast the prices obtainable under our power purchase agreements with Sierra Pacific and therefore the operating results of the Steamboat 1 and 1A power plants.

OTHER RISKS

The price of our common stock is volatile.

The market price for our common stock has been volatile in the past, and several factors could cause our stock could fluctuate substantially in the future for reasons related and unrelated to our performance. The current market price may not be indicative of future market prices.

If we are delisted from Nasdaq, there may not be a liquid market for our common stock.

On March 18, 2003, Nasdaq notified us that the minimum bid price for our common stock over the last 30 consecutive trading days was than less than the $1 required for continued inclusion in Nasdaq. Under Nasdaq's rules, we have through the close of business on September 15, 2003, to bring the closing bid price for our shares to $1 or more for ten consecutive trading days (which period may be increased in Nasdaq's discretion). If we do not satisfy this requirement by September 15, 2003, we may be delisted from Nasdaq. If Nasdaq decides to delist us, there may be a significant reduction in the level of trading activity in our common stock and your ability to trade our common stock will be reduced.

ITEM 7.  FINANCIAL STATEMENTS

See the Financial Statements and Independent Auditors' Report which are attached hereto as the "Financial Statement Appendix" on pages F-1 through F-26.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The required information is incorporated by reference from out definitive proxy statement to be filed with the SEC by April 30, 2003.

ITEM 10.  EXECUTIVE COMPENSATION

The required information is incorporated by reference from out definitive proxy statement to be filed with the SEC by April 30, 2003.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The required information is incorporated by reference from out definitive proxy statement to be filed with the SEC by April 30, 2003.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The required information is incorporated by reference from out definitive proxy statement to be filed with the SEC by April 30, 2003.

ITEM 13.  EXHIBITS, LISTS AND REPORTS ON FORM 8-K

Exhibits

(a) Exhibit
Number         Description


2.1            Merger Agreement by and between the Company, USENVIRO Merger Corp., American Enviro-Services, Inc.,
               and the shareholders of American Enviro-Services, dated as of August 4, 1997 (4)

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

2.4            Amendment No 1 dated as of the 11th day of December, 2000 to the Merger Agreement.

2.5            Amendment No. 2 dated as of the 19th day of December, 2000 to the Merger Agreement.

2.6            Amendment No. 3 dated as of the 19th day of January, 2000 to the Merger Agreement.

2.7            Amendment No. 4 dated as of the 23rd day of February, 2000 to the Merger Agreement.

2.8            Amendment No. 5 dated April 30, 2001 to the Merger Agreement. (16)

2.9            Stock Purchase Agreement dated as of June 11, 2001 by and between USE Canada Acquisition Corp. and
               Trigen-Canada Company LLC. (17)

2.10           Amendment No. 6 dated as of November 1, 2002 to the Merger Agreement (18)

2.11           Amendment No. 7 dated as of the 10th day of February, 2003 to the Merger Agreement.

2.12           Amendment No. 8 dated as of the 13th day of March, 2003 to the Merger Agreement.

3.1            Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware.
               (1)

3.2            By-Laws of the Company (2)

3.3            Articles of Organization of Steamboat Envirosystems, L.C (1)

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

4.1            Specimen Stock Certificate (1)

4.2            Form of Warrant (1)

4.3            Form of Warrant Agreement (1)

4.4            Form of Representative's Purchase Option (1)

4.5            Certificate of Designation of Series A Convertible Preferred Stock of the Company as filed with the
               Secretary of State of Delaware on March 23, 1998 (7)

Exhibit
Number         Description

4.6            Certificate of Designation of Series B Convertible Preferred Stock of the Company as filed with the
               Secretary of the State of Delaware (14)

4.7            Amended and Restated Plan of Recapitalization dated as of July 31, 2000 by and between the Company and the parties identified therein.

4.8            Form of Series B Warrant to Purchase Shares of Common Stock (10)

4.9            Form of Series C Redeemable Common Stock Purchase Warrant of US Energy (11)

10.1           Plan of Reorganization of Cogenic Energy Systems, Inc. (2)

10.2           8% Convertible Subordinated Debenture due 2004 (2)

10.5           Purchase Agreement, dated as of January 24, 1994, between Lehi Co-Gen Associates, L.C. and Lehi
               Envirosystems, Inc. (2)

10.6           Operating Agreement among Far West Capital, Inc., Suma Corporation and Lehi Envirosystems, Inc.
               dated January 24, 1994 (2)

10.7           Form of Purchase and Sale Agreement between Far West Capital, Inc., Far West Electric Energy Fund,
               and L.P., 1-A Enterprises, the Company and Steamboat LLC (1)

10.8           Form of Operation and Maintenance Agreement between Steamboat LLC and S.B. Geo, Inc. (1)

10.9           Letter Agreement, dated as of November 8, 1994, between the Company, PSC Cogeneration Limited
               Partnership, Central Hudson Cogeneration, Inc. and Independent Energy Finance Corporation (1)

10.10          Agreement among the Company, Plymouth Envirosystems, Inc., IEC Plymouth, Inc. and Independent Energy
               Finance Corporation dated November 16, 1994 (1)

10.11          Amended and Restated Agreement of Limited Partnership of Plymouth Cogeneration Limited Partnership
               between PSC Cogeneration Limited Partnership, Central Hudson Cogeneration, Inc. and Plymouth
               Envirosystems, Inc. dated November 1, 1994 (1)

10.12          Amended and Restated Agreement of Limited Partnership of PSC Cogeneration Limited Partnership among
               IEC Plymouth, Inc., Independent Energy Finance Corporation and Plymouth Envirosystems, Inc. dated
               December 28, 1994 (1)

10.13          Purchase and Sale Agreement, dated as of December 31, 1995, between the Company, Far West Capital,
               Inc., Far West Electric Energy Fund, L.P., 1-A Enterprises and Steamboat Enviro systems, LLC (1)

10.13(a)       Letter Agreement, dated September 25, 1996, between the Company and Far West Capital, Inc. (1)

10.16          Security Agreement and Financing Statement among the Company, Lehi Envirosystems, Inc., Plymouth
               Envirosystems, Inc. and Anchor Capital Company, LLC dated June 14, 1995, as amended (1)

10.20          Lease dated September 1, 1995 between the Company and Gaedeke Holdings, Ltd. (1)

10.21          Documents related to Private Placement (1)

10.21(a)       Certificate of Designations (1)

10.22          Purchase Agreement between the Company and Westinghouse Electric Corporation dated as of November 6,
               1995 and amendments thereof (1)

10.25(a)       Long-Term Agreement for the Purchase and Sale of Electricity
               Between Sierra Pacific Power Company and Far West Capital, Inc.
               dated October 29, 1988 (1)

10.25(b)       Assignment of Interest, dated December 10, 1988 by and between Far West Capital, Inc. and 1-A
               Enterprises (1)


Exhibit
Number         Description

10.25(c) Letter dated August 18, 1989 by Gerald W. Canning, Vice President of Electric Resources, consenting to the Assignment of Interest on behalf of Sierra Pacific Power Company (1)

10.26(a)       Agreement for the Purchase and Sale of Electricity, dated as of November 18, 1983 between Geothermal
               Development Associates and Sierra Pacific Power Company (1)

10.26(b) Amendment to Agreement for Purchase and Sale of Electricity, dated March 6, 1987, by and between Far West Hydroelectric Fund,
               Ltd. and Sierra Pacific Power Company (1)

10.27          Loan and Option Agreement dated August, 1996 by and among NRG Company, LLC and Reno Energy, LLC and
               ART, LLC and FWC Energy, LLC, and amendments thereto (1)

10.28          Promissory Note dated August 9, 1996 for $300,000 from Reno Energy, LLC to NRG Company, LLC (1)

10.29          Letter of Intent dated July 15, 1996 on behalf of Reno Energy, LLC (1)

10.30          Limited Liability Company Operating Agreement of NRG Company, LLC dated as of September 8, 1996, and amendments thereto (1)

10.31          Form of Limited Liability Company Operating Agreement of Steamboat, Envirosystems, L.C. dated as of
               October, 1996 (1)

10.32          Form of Debenture Conversion Agreement (1)

10.33(a)       First Amended and Restated Loan and Option Agreement, dated April
               9, 1997, by and between USE Geothermal, LLC, and Reno Energy LLC,
               ART, LLC and FWC Energy, LLC (3)

10.33(b)       Note in the amount of $1,200,000, dated as of April 9, 1997, made by Reno Energy LLC in favor of USE
               Geothermal, LLC (3)

10.33(c)       Security Agreement, dated as of April 9, 1997, made by Reno Energy LLC in favor of USE Geothermal,
               LLC (3)

10.33(d) Form of Security Agreement and Collateral Assignment, entered into by and between USE Geothermal, LLC and both FWC Energy LLC and ART LLC (3)

10.33(e)       Guaranty Agreement, dated as of April 9, 1997, made by FWC Energy LLC and ART LLC in favor of USE
               Geothermal, LLC (3)

10.34          1996 Stock Option Plan (5)

10.35          Form of 9% Convertible Subordinated Secured Debenture due 2004 (6)

10.36          Form of Employment Agreement by and between the Company and Howard Nevins (4)

10.37          Subscription Agreement, dated March 20, 1998, between the Company and Energy Systems Investors, LLC
               (7)

10.38          Registration Rights Agreement, dated March 20, 1998, between the Company and Energy Systems
               Investors, LLC (7)

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

Exhibit
Number         Description

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

10.55          Employment Agreement dated as of May 10, 2000 by and between the Company and Lawrence Schneider (13)

10.56          Employment Agreement dated as of May 10, 2000 by and between the Company and Goran Mornhed (13)

10.57          2000 Executive Incentive Compensation Plan (13)

10.58          2000 Executive Bonus Plan (13)

10.59          Stock Option Agreement between the Company and Lawrence Schneider with respect to 1,000,000 shares of Common Stock (13)

10.60          Stock Option Agreement between the Company and Goran Mornhed with respect to 187,500 shares of
               Common Stock (13)

10.61          Stock Option Agreement between the Company and Goran Mornhed with respect to 562,500 shares of
               Common Stock (13)

10.62          Standby Payment Agreement dated as of June 11, 2001 by and among U. S. Energy Systems, Inc., USE
               Canada Acquisition Corp. and AJG Financial Services, Inc.(17)

10.63          Promissory Note dated June 11, 2001 made by USE Canada Acquisition Corp. in favor of Trigen - Canada
               Company LLC (17)

10.64          Guaranty made as of June 11, 2001 by USE Energy Systems, Inc. in favor of Trigen - Canada Company
               LLC and the other person identified therein (17)

10.65          Development Incentive Plan (18)

Exhibit
Number         Description

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

10.79          Amendment No. 1 to Indemnification Agreement dated as of May 11, 2001 by and among  the Zapco stockholders, Zapco, US Energy, USE Acquisition Corp. and Cinergy Energy (18)

10.80          Amendment No. 2 to Indemnification Agreement dated as of Npvember 1, 2002 by and among stockholders,
               Zapco, US Energy, USE Acquisition Corp. and Cinergy Energy (18)

10.81          Amendment No. 2 to Escrow Agreement dated as of November 1, 2002 by and amoung the Zapco stockholders, Zapco, US Energy, USE Acquisition Corp., Cinergy  Energy and Tannebaum Helpern
               Syracuse & Hirschtritt LLP as Escrow Agent. (18)

10.82          Amendment No. 3 dated as of the 10th day of February, 2003 to the Indemnification Agreement.

10.83          Amendment No. 4 dated as of the 13th day of March, 2003 to the Indemnification Agreement.

10.84          Amendment No. 3 dated as of the 10th day February, 2003 to the Escrow Agreement.

10.85          Amendment No. 4 dated as of the 13th day of March, 2003 to the Escrow Agreement.

10.86          2003 Corporate Development Incentive Plan.

10.87          2003 Finance Incentive Plan.

Exhibit
Number         Description

21.1           Subsidiaries of the Company

23.1           Consent of Kostin, Ruffkess & Company, LLC

99.2           Second Amended and Restated Operating Agreement dated as of August 23, 2000 by and between USE Sub,
               KC, GKM and Castlebridge. (12)

(1)            Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-94612).

(2)            Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended January
               31, 1994.
s
(3)            Incorporated by reference to the Company's Current Report on Form 8-K filed on April 24, 1997.

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

(16)           Incorporated by reference to the Company's Post-Effective Amendment to Registration Statement on
               Form Series SB-2 filed on May 14, 2001.

(17)           Incorporated by reference to the Company's Current Report on Form 8-K dated June 11, 2001.

(18)           Incorporated by reference to the Company's Quarterly Report on Form 10-QSB dated August 14, 2002

(b)       Reports on Form 8-K

          None

ITEM 14.  CONTROL & PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

     The Company has established a series of systems and procedures to assure full and timely disclosure of material information respecting the Company. Our Chief Executive Officer and Chief Accounting Officer (the person who performs the functions of the Chief Financial Officer), based on their evaluation of our systems of internal controls and procedures as of a date within 90 days of the filing date of this report, concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b)      Changes in Internal Controls

     There were no changes in our internal controls or in other factors that would significantly affect these controls subsequent to the date of their evaluation.

(c)      Financial Expert

     Mr. Carl Greene, Director of the Company and member of the Audit Committee, is the Audit Committee's designated financial expert as defined by the SEC. Mr. Greene is the retired Chief Accounting Officer of Consolidated Edison Company of New York and has over 30 years of experience in the preparation and reporting of financial statements.

                    U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES

                                    CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditor's Report........................................................................F-2

Balance Sheet as of December 31, 2002...............................................................F-3

Consolidated Statement of Operations and Other Comprehensive Income (Loss) for
    the Years ended December 31, 2002 and December 31, 2001.........................................F-5

Statements of Changes in Stockholders' Equity for the Years ended December 31, 2002 and
    December 31, 2001...............................................................................F-6

Statements of Cash Flows for the Years ended December 31, 2002 December 31, 2001....................F-10

Notes to Financial Statements.......................................................................F-11

                    U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES

                          Independent Auditor's Report

Board of Directors and Stockholders
U.S. Energy Systems, Inc.
White Plains, New York

We have audited the accompanying consolidated balance sheet of U.S. Energy Systems, Inc. and subsidiaries as of December 31, 2002 and the related consolidated statements of operations and other comprehensive income (loss), changes in stockholders' equity and cash flows for the years ended December 31, 2002 and December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Energy Systems, Inc. and subsidiaries as of December 31, 2002, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2002 and December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


          /s/ Kostin, Ruffkess & Company, LLC
              -------------------------------
              Kostin, Ruffkess & Company, LLC
              Farmington, Connecticut


    March 19, 2003

                    U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET


ASSETS                                                                                   DECEMBER 31, 2002
                                                                                       --------------------
Current Assets:
   Cash............................................................................            $ 2,968,000
   Restricted Cash.................................................................             13,247,000
   Accounts Receivable (less allowance for doubtful accounts $1,200,000)...........              9,851,000
   Installments Sale Partnership Interest and Interest Receivable, Current Portion.              4,421,000
   Other Current Assets............................................................              2,339,000
                                                                                       --------------------
       Total Current Assets, Net...................................................             32,826,000
                                                                                       --------------------

Property, Plant and Equipment, Net.................................................             65,468,000
Construction in Progress...........................................................              3,076,000
Installment Sale Partnership Interest, less Current Portion........................             14,945,000
Notes Receivable...................................................................             51,450,000
Investments........................................................................              7,613,000
Deferred Costs, including Debt Issuance Costs, Net of Accumulated Amortization.....              2,745,000
Goodwill...........................................................................             28,148,000
Deferred Tax Asset.................................................................             17,405,000
Other Assets.......................................................................                571,000
                                                                                       --------------------
       Total Assets................................................................           $224,247,000
                                                                                       ====================


LIABILITIES
Current Liabilities:
   Current Portion Long-Term Debt..................................................
                                                                                             $   6,050,000
   Notes Payable - Stockholder.....................................................              6,132,000
   Accounts Payable and Accrued Expenses...........................................             14,276,000
   Deferred Revenue Installment Sale Partnership Interest, Current Portion.........              1,007,000
                                                                                       --------------------
       Total Current Liabilities...................................................             27,465,000
                                                                                       --------------------

Long-Term Debt less Current Portion................................................            111,692,000
Notes Payable - Stockholder........................................................              4,798,000
Deferred Revenue Installment Sale Partnership Interest, less Current Portion.......              6,085,000
Rate Incentive Liability...........................................................             15,200,000
Advances from Joint Ventures.......................................................                102,000
                                                                                       --------------------
       Total Liabilities...........................................................
                                                                                               165,342,000
                                                                                       --------------------

Minority Interests.................................................................
                                                                                                17,308,000
                                                                                       --------------------

                 See notes to consolidated financial statements
             which are an integral part of the financial statements

                    U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES

====================================================================================== ====================
Stockholders' Equity                                                                     DECEMBER 31, 2002
====================================================================================== ====================
Preferred Stock, $.01 par Value, Authorized 10,000,000 Shares:
   Series B, Cumulative, Convertible, Issued and Outstanding 368 Shares............                $    --
   Series C Cumulative, Convertible, Issued and Outstanding 100,000 Shares.........                  1,000
   Series D, Cumulative, Convertible, Issued and Outstanding 1,138,888 Shares......                 11,000

Common Stock, $.01 par Value, Authorized 50,000,000 Shares, issued 12,333,633......                123,000
Treasury Stock, 383,450 Shares of Common Stock at Cost.............................            (1,805,000)
Additional Paid-in Capital.........................................................             65,720,000
Accumulated Deficit................................................................           (23,154,000)
Foreign Currency Translation Adjustment............................................                701,000
                                                                                       --------------------
         Stockholders' Equity......................................................             41,597,000
                                                                                       --------------------
         Total Liabilities and Stockholders' Equity................................           $224,247,000
====================================================================================== ====================

                 See notes to consolidated financial statements
             which are an integral part of the financial statements

                    U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF OPERATIONS AND OTHER
                           COMPREHENSIVE INCOME (LOSS)


========================================================== ====================== == =====================
                                                                      Year Ended               Year Ended
                                                               December 31, 2002        December 31, 2001
========================================================== ====================== == =====================
Revenues                                                             $39,941,000              $38,529,000
                                                           ----------------------    ---------------------
Costs and Expenses:
   Operating Expenses                                                 23,366,000               16,013,000
   Operating, General and Administrative Non-recurring                 7,534,000                       --
   General and Administrative Expenses                                11,267,000                3,968,000
   Depreciation and Amortization                                       6,834,000                4,735,000
   (Gain) from Joint Ventures                                            (60,000)                 (83,000)
                                                           ----------------------    ---------------------
     Total Costs and Expenses                                         48,941,000               24,633,000
                                                           ----------------------    ---------------------

(Loss) Income from Operations                                         (9,000,000)              13,896,000
Interest Income                                                        1,688,000                  996,000
Dividend Income                                                           81,000                       --
Interest Expense                                                      (8,805,000)              (5,153,000)
(Loss) on Investments                                                 (5,120,000)                      --
Minority Interest                                                      1,000,000               (2,744,000)
                                                           ----------------------    ---------------------
(Loss) Income before Taxes and Cumulative effect of
  Accounting Change and Disposal of a Segment                        (20,156,000)               6,995,000
Income Tax Benefit (Expense)                                           7,108,000                 (390,000)
                                                           ----------------------    ---------------------
(Loss) Income before Cumulative effect of Accounting
  Change and Disposal of a Segment                                   (13,048,000)               6,605,000
(Loss) on Disposal of a Segment (net of Income Tax
  benefit of $1,080,000)                                              (1,619,000)                      --

Cumulative effect of Accounting Change in Years Prior to
  2002                                                                  (754,000)                      --
   (net of Income Tax benefit of $546,000)

                                                           ----------------------    ---------------------

Net (loss) Income                                                   $(15,421,000)             $ 6,605,000
                                                           ======================    =====================
Dividends on Preferred Stock                                            (831,000)              (1,111,000)
                                                           ----------------------    ---------------------
Income (Loss) Applicable to Common Stock                            $(16,252,000)             $ 5,494,000
                                                           ======================    =====================
Income (Loss) per Share of Common Stock:
   (Loss)Income per Share of Common Stock - Basic                      $   (1.33)                 $   .57
                                                           ======================    =====================
   (Loss)Income per Share of Common Stock - Diluted                    $   (1.33)                 $   .39
                                                            =====================    =====================
    Weighted Average Number of Common Stock Outstanding -
      Basic                                                           12,186,000                9,656,000
                                                            =====================    =====================
    Weighted Average Number of Common Stock Outstanding -
      Diluted                                                         17,351,000               16,818,000
                                                            =====================    =====================

    Other Comprehensive Income (LOSS), Net of Tax
       Net (Loss)Income                                             $(15,421,000)             $ 6,605,000
       Foreign Currency Translation Adjustment                           295,000                  406,000
                                                            ---------------------    ---------------------
           Total Comprehensive (Loss) Income                        $(15,126,000)             $ 7,011,000
                                                            =====================    =====================

            ======================================================================================================


                 See notes to consolidated financial statements
             which are an integral part of the financial statements

                    U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES

                      FOR THE YEAR ENDED DECEMBER 31, 2001
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                  ------------------------- -- ----------------------- -- -----------------------
                                      Preferred Stock             Preferred Stock            Preferred Stock
                                          Series A                    Series B                   Series C
                                  -------------------------    -----------------------    -----------------------
                                   Number of                   Number                     Number of
                                    Shares         Amount      of Shares      Amount        Shares       Amount
                                  ------------    ---------    ----------     --------    -----------   ---------

Balance - December 31, 2000         1,138,888      $11,000           398           --             --          --
   Shares Issued for Exercised
     Options and Warrants                  --           --            --           --             --          --
   Redeemed Subscription                   --           --            --           --             --          --
   Receivable
   Deferred Offering Costs                 --           --            --           --             --          --
   Issuance of Series C                    --           --            --           --        100,000      $1,000
   Preferred Stock
   Issuance of Common Stock                --           --            --           --             --          --
   Conversion of Series B
   Preferred Stock                         --           --          (30)           --             --          --
   Purchase of Treasury Stock              --           --            --           --             --          --
   Exchange of Series A
     Preferred Stock for Series           (1,     $(11,000)           --           --             --          --
     D Preferred Stock               138,888)
   Issuance of Series D                    --           --            --           --             --          --
     Preferred Stock
   Net Income for the Year
     Ended December 31, 2001               --           --            --           --             --          --
   Dividends on Preferred Stock:
     Series A                              --           --            --           --             --          --
     Series B                              --           --            --           --             --          --
     Series C                              --           --            --           --             --          --
     Series D                              --           --            --           --             --          --
                                  ------------    ---------    ----------     --------    -----------   ---------
Balance - December 31, 2001                --           --           368           --        100,000      $1,000
                                  ============    =========    ==========     ========    ===========   =========

                 See notes to consolidated financial statements
             which are an integral part of the financial statements

                    U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES

                      FOR THE YEAR ENDED DECEMBER 31, 2001
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                  ------------------------ -- --------------------------
                                       Preferred Stock
                                          Series D                  Treasury Stock
                                  ------------------------ -- --------------------------
                                   Number of                   Number
                                    Shares        Amount      of Shares       Amount
                                  -----------     --------    ----------    ------------

Balance - December 31, 2000              --           --       (7,700)      $( 15,000)
   Shares Issued for Exercised
     Options and Warrants                --           --            --              --
   Redeemed Subscription                 --           --            --              --
   Receivable
   Deferred Offering Costs               --           --            --              --
   Issuance of Series C                  --           --            --              --
   Preferred Stock
   Issuance of Common Stock              --           --            --              --
   Conversion of Series B
   Preferred Stock                       --           --            --              --
   Purchase of Treasury Stock            --           --      (107,000)       (480,000)
   Exchange of Series A
     Preferred Stock for Series    1,138,888      $11,000           --              --
     D Preferred Stock
   Issuance of Series D                  --           --            --              --
     Preferred Stock
   Net Income for the Year
     Ended December 31, 2001             --           --            --              --
   Dividends on Preferred Stock:
     Series A                            --           --            --              --
     Series B                            --           --            --              --
     Series C                            --           --            --              --
     Series D                            --           --            --              --
                                  -----------     --------    ----------    ------------
Balance - December 31, 2001       1,138,888      $11,000      (114,700)       $(495,000)
                                  ===========     ========    ==========    ============


                 See notes to consolidated financial statements
             which are an integral part of the financial statements

                                   F-6 (CON'T)

                    U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES

                      FOR THE YEAR ENDED DECEMBER 31, 2001
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                          Common Stock
                                         -------------------------------------------------

                                                                                                                    Foreign
                                                                                                Additional          Currency
                                           Subscription       Number of                          Paid In          Translation
                                            Receivable         Shares           Amount           Capital           Adjustment

                                          ---------------    ------------    --------------    -------------    -----------------
Balance - December 31, 2000                  ($7,741,000)      7,696,000           $77,000      $45,484,000                   --
   Shares Issued fir Exercised Options
     and Warrants                                     --       2,389,000            24,000        8,225,000                   --
   Redeemed Subscription Receivable            7,741,000              --                --               --                   --
   Deferred Offering Costs                            --              --                --        (480,000)                   --
   Issuance of Series C Options                       --              --                --        2,999,000                   --
     Preferred Stock
   Issuance of Common Stock-ZAPCO                     --       1,800,000            18,000        9,612,000                   --
   Issuance of Common Stock-ZRP                       --         171,000             2,000          918,000                   --
   Conversion of Series B Preferred                   --           9,000                --               --                   --
     Stock
   Purchase of Treasury Stock                         --              --                --               --                   --
   Foreign Currency Translation                       --              --                --               --             $406,000
     Adjustment
   Exchange of Series A Preferred Stock
     for Series D Preferred Stock                     --              --                --               --                   --
   Net Income for the Year ended
     December 31, 2001                                --              --                --               --                   --
   Dividends on Preferred Stock:                      --              --                --               --                   --
     Series A                                         --              --                --         (900,000)                  --
     Series B                                         --              --                --          (30,000)                  --
     Series C                                         --              --                --         (181,000)                  --
     Series D                                         --              --                --                                    --
                                          ---------------    ------------    --------------     -------------    -----------------

Balance - December 31, 2001                           --      12,065,000          $121,000       $65,647,000             $406,000
========================================= ===============    ============    ==============    =============    =================

                 See notes to consolidated financial statements
             which are an integral part of the financial statements

                    U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES

                      FOR THE YEAR ENDED DECEMBER 31, 2001
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                           Accumulated
                                             Deficit         Total

                                          ---------------    -------------
Balance - December 31, 2000                  ($14,338,000)     $23,478,000
   Shares Issued fir Exercised Options
     and Warrants                                      --        8,249,000
   Redeemed Subscription Receivable                    --        7,741,000
   Deferred Offering Costs                             --         (480,000)
   Issuance of Series C Options                        --        3,000,000
     Preferred Stock
   Issuance of Common Stock-ZAPCO                      --        9,630,000
   Issuance of Common Stock-ZRP                        --          920,000
   Conversion of Series B Preferred                    --               --
     Stock
   Purchase of Treasury Stock                          --         (480,000)
   Foreign Currency Translation                        --          406,000
     Adjustment
   Exchange of Series A Preferred Stock
     for Series D Preferred Stock                      --               --
   Net Income for the Year ended
     December 31, 2001                          6,605,000        6,605,000
   Dividends on Preferred Stock:                       --               --
     Series A                                          --         (900,000)
     Series B                                          --          (30,000)
     Series C                                          --         (181,000)
     Series D                                          --               --
                                           ---------------    ------------

Balance - December 31, 2001                  ($7,733,000)      $57,958,000
=========================================  ==============     =============

                 See notes to consolidated financial statements
             which are an integral part of the financial statements

                                  F-7 (CON'T)

                    U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES

                      FOR THE YEAR ENDED DECEMBER 31, 2002
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                   ------------------------ -- ------------------------ - -------------------------
                                       Preferred Stock             Preferred Stock            Preferred Stock
                                          Series A                    Series B                    Series C
                                   ------------------------    ------------------------   -------------------------

                                   Number of                   Number                      Number of
                                     Shares        Amount      of Shares       Amount       Shares         Amount
                                   -----------    ---------    ----------     ---------   ------------    ---------

Balance - December 31, 2001                --           --           386            --        100,000       $1,000

   Shares Issued for Exercised
     Options and Warrants                  --           --            --            --             --           --
   Treasury Stock                          --           --            --            --             --           --
   Foreign Currency Translation
     Adjustments                           --           --            --            --             --           --
   Net loss for the Year Ended
     December 31, 2002                     --           --            --            --             --           --
   Dividends on Preferred Stock:           --           --            --            --             --           --
     Series B                              --           --            --            --             --           --
     Series C                              --           --            --            --             --           --
     Series D                              --           --            --            --             --           --
                                   -----------    ---------    ----------     ---------   ------------    ---------
Balance - December 31, 2002                --           --           368            --        100,000       $1,000
                                   ===========    =========    ==========     =========   ============    =========


                 See notes to consolidated financial statements
             which are an integral part of the financial statements

                    U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES

                      FOR THE YEAR ENDED DECEMBER 31, 2002
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                   ------------------------ -- --------------------------
                                       Preferred Stock               Preferred Stock
                                          Series D                  Treasury Stock
                                   -------------------------    --------------------------
                                     Number                     Number
                                    of Shares      Amount      of Shares       Amount
                                   ----------    ----------    ----------     -----------

Balance - December 31, 2001        1,138,888       $11,000     (114,700)      $ (495,000)
   Shares Issued for Exercised
     Options and Warrants                 --            --           --               --
   Treasury Stock                         --            --     (268,750)      (1,310,000)
   Foreign Currency Translation
     Adjustments                          --            --            --              --
   Net loss for the Year Ended
     December 31, 2002                    --            --            --              --
   Dividends on Preferred Stock:          --            --            --              --
     Series B                             --            --            --              --
     Series C                             --            --            --              --
     Series D                             --            --            --              --
                                   -----------    ---------    ----------      -----------
Balance - December 31, 2002        1,138,888       $11,000      (383,450)      $(1,805,000)
                                   ===========    =========    ==========      ===========

                 See notes to consolidated financial statements
             which are an integral part of the financial statements

                                   F-8 (CON'T)

                    U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES

                      FOR THE YEAR ENDED DECEMBER 31, 2002
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                   (CONTINUED)

                                              ------------------------------

                                                                                           Foreign
                                                                                           Currency
                                                 Number of                Additional      Translation    Accumulated
                                                   Shares     Amount       Paid in        Adjustment       Deficit          Total
                                                                           Capital

Balance - December 31, 2001                    12,065,000   $121,000     $65,647,000       $406,000              $(      $57,958,000
                                                                                                              7,733,000)
   Shares Issued for Exercised Options and
     Warrants                                     120,637     1,000          230,000             --              --         231,000
   Issuance of Common Stock                       147,976     1,000          674,000             --              --         675,000
   Treasury Stock                                      --        --               --             --              --      (1,310,000)
   Foreign Currency Translation Adjustment             --        --               --        295,000                         295,000
   Net Loss for the Year Ended December 31,            --        --               --             --     (15,421,000)    (15,421,000)
     2002
     Series B                                          --        --          (36,000)             --              --        (36,000)
     Series C                                          --        --         (180,000)             --              --       (180,000)
     Series D                                          --        --         (615,000)             --              --       (615,000)
                                                 -----------  --------    -------------    -----------    ------------   -----------
Balance - December 31, 2002                      12,333,613   $123,000     $65,720,000       $701,000     $(23,154,000)  $41,597,000
                                                 ===========  ========    =============    ===========    ============   ===========

                 See notes to consolidated financial statements
             which are an integral part of the financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     DEC. 31,          DEC. 31,
                                                                                       2002              2001
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)............................................................   $(15,421,000)     $  6,605,000
    Adjustments  to Reconcile  Net Income (loss) to net cash provided by
    (used in) operating activities:
      Depreciation and Amortization.............................................       6,834,000        4,735,000
      Loss on Sale of Segment...................................................       1,619,000               --
      Minority Interest Income..................................................       1,000,000               --
      Impairments and Write-offs ...............................................      11,889,000               --
      Realized Gain on Sales....................................................              --      (2,946,000)
      Deferred Taxes............................................................     (7,108,000)        1,754,000
      Equity in (gain) Loss of Joint Ventures...................................        (60,000)         (83,000)
      Cumulative  effects of  Accounting  Change on years  prior to 2002
      (net of income tax of $546,000)                                                    754,000               --
    Changes in:
      Accounts and Notes Receivable, Trade......................................         746,000      (2,465,000)
      Spare parts in Inventory..................................................              --      (1,571,000)
      Project Development Costs.................................................              --      (1,368,000)
      Other Current Assets......................................................         271,000               --
      Other Assets..............................................................       1,197,000               --
      Accounts Payable and Accrued Expenses.....................................       1,571,000      (2,484,000)
      Minority Interest Liability...............................................       1,218,000        2,744,000
      Deferred Revenue..........................................................     (1,185,000)        (130,000)
                                                                            ....
      Rate Incentive Liability..............................................           5,619,000        3,933,000
                                                                                ----------------   ---------------
Net cash provided by Operating Activities provided by ..........................       8,944,000        8,724,000
                                                                                ----------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Investments...............................................................     (3,099,000)      (8,403,000)
      Net Acquisition of Equipment and Leasehold Improvements...................     (6,492,000)      (3,653,000)
      Construction in Progress..................................................       (737,000)      (1,108,000)
      Increase in Notes Receivable..............................................    (51,450,000)               --
      Deferred Financing Costs..................................................       2,492,000          356,000
                                                                                ----------------   ---------------
Net cash used in Investing Activities...........................................                     (12,808,000)
                                                                                    (59,286,000)
                                                                                ----------------   ---------------


CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from Notes Receivable............................................         866,000        1,279,000
      Payments of Convertible Subordinated Secured Debentures...................              --         (16,000)
      Payments of Long-term Debt................................................     (4,522,000)     (31,428,000)
      Proceeds from Long-term Debt..............................................      45,398,000       31,066,000
      Redemption of Subscription Receivable.....................................              --        7,741,000
      Debt Issuance
      Costs.......................................................                            --        (567,000)
      Proceeds from Exercise of Options and Warrants............................         231,000        8,249,000
      Treasury Stock............................................................              --        (480,000)
                                                                            ....
      Dividends on Preferred Stock..........................................           (831,000)      (1,111,000)
      Minority Investment.......................................................              --       11,500,000
      Payment for former Stockholders...........................................              --     (12,000,000)
                                                                                ----------------   ---------------
Net cash provided by  Financing Activities......................................      41,142,000       14,233,000
                                                                                ----------------   ---------------
NET INCREASE (DECREASE) IN CASH.................................................     (9,200,000)       10,149,000
Cash, Restricted Cash and Equivalents - beginning of period.....................      25,415,000       15,266,000
                                                                                ----------------   ---------------

CASH, RESTRICTED CASH AND EQUIVALENTS - END OF PERIOD                               $ 16,215,000      $25,415,000
                                                                                ================   ===============

      Supplemental Disclosure of Cash Flow Information:
      Cash paid for Interest....................................................     $ 5,350,000      $ 2,426,000
                                                                                ================   ===============
      Supplemental Schedule of Non-cash Financing Activities:
      Issuance of Common Stock..................................................              --      $10,550,000
                                                                                ================   ===============
      Issuance of Series C Preferred Stock......................................              --       $3,000,000
                                                                                ================   ===============
      Deferred Offering Costs...................................................              --      $ (480,000)
                                                                                ================   ===============
      Liabilities assumed in Acquisition of Zapco and Trigen Canada.............              --      $73,000,000
                                                                                ================   ===============
      Conversion of Receivable to Investment by SEFL............................      $5,085,000               --
                                                                                ================   ===============
      Return of Treasury Stock..................................................      $1,310,000               --
                                                                                ================   ===============
      Issuance of Common Stock for investment interest in SEFL..................       $ 675,000               --
                                                                                ================   ===============

                 See notes to consolidated financial statements
             which are an integral part of the financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE YEAR ENDED DECEMBER 31, 2002 AND 2001

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

     (2) Statement of Cash Flows and Equivalents . For purposes of reporting cash flows, cash and cash equivalents include cash on hand and short-term investments maturing within ninety days, and the carrying amounts approximate fair value.

     (3) Property, Plant and Equipment. Property, plant and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives ranging from 3 to 40 years with the power generation plants between 15 to 25 years.

     (4) Investments in Joint Ventures. Investments in joint ventures are accounted for under the equity method.

     (5) Goodwill and Other Long-Lived Assets. Goodwill represents the excess of the cost of acquired companies over the fair value of their tangible net assets acquired. The periods of amortization of goodwill and other long-lived assets are evaluated at least annually to determine whether events and circumstances warrant revised estimates of useful lives. This evaluation considered, among other factors, expected cash flows and profits of the business to which the goodwill and other long-lived assets relate. More specifically, the Company performed a discounted cash flow analysis using a risk adjusted rate of return, commensurate with specific business or asset characteristics and potential business opportunities for the investment.

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS 141), and No. 142, Goodwill and Other Intangible Assets (SFAS 142). SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. With the adoption of SFAS 142, goodwill and other intangibles with indefinite lives will no longer be subject to amortization. SFAS 142 requires that goodwill be assessed for impairment upon adoption and at least annually thereafter by applying a fair-value-based test, as opposed to the undiscounted cash flow test applied under prior accounting standards. This test must be applied at the "reporting unit" level, which is not permitted to be broader than the current business segments. Under SFAS 142, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so.

We began applying SFAS 141 in the third quarter of 2001 and SFAS 142 in the first quarter of 2002. The discontinuance of amortization of goodwill, which began in the first quarter of 2002, was not material to our financial position or results of operations. In 2002, an impairment test of the goodwill resulting from the acquisition of USE Biogas was performed with no change in the valuation. The goodwill from the acquisition of US Enviro of $1.3 million was written off in the first quarter of 2002 in accordance with SFAS No. 142 and has been treated as a cumulative effect for accounting change in years prior to 2002. Additionally, $830,000 of goodwill in LIPA on the books of LEHI Envirosystems, Inc. was written off in 2002 in accordance with SFAS 142 . We will continue to perform goodwill impairment tests annually, as required by SFAS 142, or when circumstances indicate that the fair value of a reporting unit has declined significantly.

Goodwill is presented net of amortization of $955,000. Amortization has ceased with the adoption of SFAS No. 142.

     (6) Per Share Data. Income (Loss) per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the periods. In arriving at income available to common stockholders, preferred stock dividends have been deducted. Potential common shares have not been included due to their anti-dilutive effect in the period ended December 31, 2002.

     (7) Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from estimates.

     (8) Fair Values of Financial Instruments. The estimated fair value of financial instruments has been determined based on available market information and appropriate valuation methodologies. The carrying amounts of cash, accounts receivable, other current assets, accounts payable and royalties payable approximate fair value at December 31, 2002 because of the short maturity of these financial instruments. The estimated carrying value of the notes receivable, notes payable -- bank, long-term debt (mortgage and equipment notes payable) and the convertible subordinated debentures are either contractual or approximate fair value. The fair value estimates were based on information available to management as of December 31, 2002. If subsequent circumstances indicate that a decline in the fair market value of a financial asset is other than temporary, the financial instrument is written down to its fair market value. Unless otherwise indicated, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

      (9) Impairment of Long-Lived Assets. We evaluate long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of the net present value of the future cash flows attributable to the assets, as compared with the carrying value of the assets. If an impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value of the assets and recording a provision for an impairment loss if the carrying value is greater than the fair value. Until the assets are disposed of, their estimated fair value is reevaluated when circumstances or events change. In 2002, the Company recognized impairments of certain investments of approximately $5 million and property, plant and equipment of approximately $3.8 million. These are reflected in Operations, General and Administrative non-recurring and Operations Expense, respectively.

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

     (11) Concentration of credit risk. A significant portion of the Company's revenues are derived from investment grade utilities, and government and industrial customers. They have contracted with the Company to purchase energy over various terms. The concentration of credit in this business segment reduces the Company's overall credit exposure because these customers are investment grade, diversified and under contract.

The Company maintains demand deposits in excess of $100,000 with individual banks. The Federal Deposit Insurance Corporation does not insure amounts in excess of $100,000.

     (12) Debt Issuance Costs. Debt issuance costs are amortized on a straight-line basis over the terms of the related financing. For 2002 and 2001, amortization expense was approximately $200,000 per annum and the unamortized balance on December 31, 2002 is $2.7 million. This will be amortized at $200,000 per year until fully recognized.

     (13) Deferred Revenues. Deferred revenues primarily represent gains to be recognized from the sale of the Company's limited partnership interests in certain partnerships, further described. The majority of the proceeds from the sale are to be paid in installments, the amount of which will be determined by production and other considerations; therefore, the gain will be recognized as payments are received.

     (14) Income Taxes. The Company uses the liability method of accounting for income taxes. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and the basis as reported in the consolidated financial statements. Differences in the timing of gain recognition and the utilization of tax net operating losses constitute the majority of the deferred tax asset. Income taxes have been accrued on the undistributed earnings of all subsidiaries.

     (15) Foreign Currency. The functional currency for all of our foreign operations is the local currency. For these foreign entities, we translate income statement amounts at average exchange rates for the period, and we translate assets and liabilities either at the end-of-period exchange rates or at the exchange rate on the date of acquisition. We report exchange gains and losses on inter-company foreign currency transactions of a long-term nature in Accumulated Other Comprehensive Income.

     (16) Revenue Recognition. Revenues are recognized upon delivery of energy or service.

     (17) Capitalization Policy. The Company has major holdings in revenue producing property, plant and equipment, it is critical to adhere to maintenance and overhaul schedules to keep the equipment in good condition. For accounting purposes it is equally important to discern and account for these two activities properly. Unscheduled maintenance that does not extend the useful life of the asset or enhance production is recognized as operations and maintenance expense in the period incurred. Scheduled overhauls and major repairs that either extend the useful life or enhance production are normally capitalized and depreciated over the time until the next scheduled overhaul.

NOTE B -- SUBSIDIARIES AND AFFILIATES

     (1) U.S. Energy Biogas Corporation. On May 11, 2001 we, together with Cinergy Energy Solutions, Inc. ("Cinergy Energy") acquired through a merger Zahren Alternative Power Corporation ("Zapco"), renamed U.S. Energy Biogas Corporation ("Biogas"). We own 54.26% and Cinergy Energy, a wholly owned subsidiary of Cinergy Corp. ("Cinergy") owns 45.74% of Biogas.

We are entitled, prior to May 11, 2003, to acquire Cinergy Energy's interest in Biogas for approximately $14.6 million, and Cinergy Energy has the right, during that period, to convert its ownership in Biogas into an aggregate of 1,967,000 shares of our common stock. In either event, we would own 100% of Biogas.

     (2) USE Canada Energy Corp. ("USECanada") On June 11, 2001 USE Canada Acquisition Corp., a wholly-owned Canadian subsidiary of the Company, purchased 100% of the issued and outstanding stock of Trigen Energy Canada Company, and through a series of subsequent steps renamed USE Canada Energy Corp.

USE Canada owns and operates two-district energy systems located in Charlottetown, Prince Edward Island and in London, Ontario. USE Canada has project financing from Toronto Dominion Bank totaling $14,395,000 and it is secured by all of the assets of USE Canada and it is non recourse to the Company.

     (3) U.S. Energy Geothermal, LLC. Our 95%-owned subsidiary, U.S. Energy Geothermal, LLC ("Geothermal, LLC"), owns two geothermal power plants in Steamboat Hills, Nevada: Steamboat 1 and 1A. The facilities were built in 1986 and 1988 respectively. These plants produce electricity through a system in which hot water from the earth's sub-strata is used to generate electricity. The plants produce a combined seven megawatts of electric power, which is sold under long-term power purchase agreements with Sierra Pacific Power Company ("Sierra"). Sierra is obligated to pay rates for the electric power generated by Geothermal, LLC that are based on the wholesale electricity prices at the California-Oregon Border exchange.

Pursuant to our agreement with Far West Capital, Inc. ("Far West"), which owns a five percent interest in Geothermal, LLC, Far West is entitled to share in profits based upon a predetermined formula. During 2002, Geothermal, LLC did not generate sufficient profits to qualify Far West for a share of the project's income. The day-to-day operations are provided by SB Geo, Inc. ("SB Geo"), a company in which the principals of Far West own a majority equity interest.

Geothermal, LLC is subject to certain royalty agreements, which include royalty payments for steam extraction rights. In addition, one facility, Steamboat 1 is required to make royalty payments equivalent to 27% of its net revenue after certain deductions. One royalty holder, GDA, has claimed that its net royalty rights also apply to Steamboat 1A. Geothermal, LLC has disputed this claim. See Footnote L.

     (4) Scandinavian Energy Finance, Limited / EnergiSystem i Sverige AB In March, 2002, together with EIC Electricity SA ("EIC"), a Swiss investment company specializing in energy investments, we formed a joint venture, Scandinavian Energy Finance, Limited ("SEFL") and financed a new Swedish energy group, EnergiSystem i Sverige AB (EnergiSystem).

We hold 51% of the voting interests of SEFL and EIC holds 49% of the voting interests. We invested approximately $5 million in cash and 147,976 of our common shares, valued at approximately $675,000 in SEFL, and EIC invested its proportionate share in cash.

NOTE C -- RECENT ACCOUNTING PRONOUNCEMENTS


The FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities in January 2003. This interpretation will significantly change the consolidation requirements for special purpose entities (SPE). The Company currently does not have any SPE's that it does not consolidate on its financial statements.

NOTE D -- RESTRICTED CASH AND RATE INCENTIVE LIABILITY

Biogas has ten operating projects in Illinois, which are receiving an incentive for each kilowatt-hour of electricity sold to the local utility. In accordance with the incentive program, the utility has contracted with each project to purchase electricity for an amount in excess of the utilities' avoided cost (what it would otherwise pay for the generation of electricity) for a period of ten years. In turn, the utility receives a tax credit from the State of Illinois ("the State") equaling the amount of that excess. Biogas is obligated to repay the incentive to the State beginning ten years from the date the incentive is first received, over the following ten-year period, without interest.

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

                                      F14

Biogas is required by certain lenders to escrow funds monthly for repayment of the incentive with respect to eight of the ten facilities. The escrow account is classified as restricted cash. The amount deposited into escrow monthly contemplates an annual return sufficient to fund the full incentive as it becomes due. One lender requires a quarterly adjustment for actual returns.

This unamortized discount and the liability are shown net on the consolidated balance sheet as Rate incentive liability.

Additionally, Biogas is required to hold restricted cash in connection with its long-term debt facilities.

The Company has also Restricted Cash of $1,590,000 related to its obligations for Series C and Series D Preferred Stock dividends.

NOTE E -- TRANSACTIONS WITH AFFILIATES:

Biogas is a general partner in alternative energy and equipment finance transactions with related limited partnerships and collects management fees from the partnerships. Fees earned from such general partner undertakings amount to $110,000 for the year ended December 31, 2002. The amounts due from these affiliates included in Accounts receivable at December 31, 2002 total $90,000.

Prior to 2001, Zapco sold 12% of its rights to cash flows from six power generation projects and 9.6% of its rights to cash flows from two additional projects to ZFC Royalty Partners ("ZRP"). These sales of rights are an obligation payable out of cash flows achieved by the projects. The cash flow payments are subordinate to the required debt service for the projects, even though the cash flows are calculated without regard to debt payments. For the year ended December 31, 2002 royalty expense was $221,000 and the full amount remained payable at December 31, 2002. Approximately 31% of the amounts payable to ZRP revert back to Biogas and decrease its equity investment in ZRP. The balance of the ZRP ownership interest was purchased by U.S. Energy Systems, Inc. effective as of the date of the Zapco merger May 11, 2001.

NOTE F -- INSTALLMENT SALE PARTNERSHIP AND INTEREST RECEIVABLE

Installment sale partnership and interest receivable at December 31, 2002 consisted of the following:


                                                  -----------------------------------------
                                                  Interest       Current          Long-Term
                                                    Rate         Portion           Portion
                                                  ---------    ------------     ------------

Installment Note Receivable for 1999 Sale of         9.47%      $1,630,000      $ 7,115,000
   Gasco Interests Secured by the Interests

Fixed Installment Note Receivable for 2001 Sale      6.00%         427,000        1,842,000
   of Gasco Interests Secured by the Interests

Contingent Installment Note Receivable for 2001      6.00%         613,000        5,453,000
   Sale of Gasco Interests Secured by the
   Interests

Notes Receivable for Sale of Barre, MA              10.00%          10,000          839,000
   Project's Gas Collection System and Related
   Assets, Secured by Assets
                                                        --              --        (304,000)
Contingent Portion of Barre Note Receivable
                                                     5.65%              --       40,313,000
Convertible Debentures to EnergiSystem
                                                    12.67%              --       11,137,000
Subordinated Loan to EnergiSystem
                                                               ------------     ------------
                                                                $2,680,000      $66,395,000
Interest Receivable                                              1,741,000               --
                                                               ------------     ------------
                                                                $4,421,000      $66,395,000
                                                               ============     ============

A Gasco project is a project level entity (normally a limited partnership for which Biogas or a Biogas subsidiary normally serves as general partner), which collects and sells biological gas to an affiliated project level entity (a "Genco"), which uses the biological gas to generate electricity.

Zapco sold its limited partnership interests in several Gasco's during December 1999 to a current stockholder of the Company. The total sales price was approximately $22,000,000 including interest imputed at 9.47%. A down payment of approximately $4,285,000 was received in 1999. The balance of the sales proceeds will be received based on the actual gas production of the projects over six years. The gain on this sale of $182,000 and $201,000 was recognized in 2002 and 2001, respectively. The balance of deferred revenue of $3,681,000 on December 31, 2002 remains to be recognized over the remaining five years. Zapco recognized the full amount of the gain on this transaction on its 1999 tax return. However, for financial statement purposes, and in accordance with accounting principles generally accepted in the United States of America, the sale is being treated as an installment sale with the gain being recognized over the term of the note receivable as payments are received.

In 2001, Zapco sold limited partnership interests in three other Gasco entities. The purchaser was AJG Financial Services. The total purchase price was approximately $12,300,000 including interest and consisted of a down payment of $1,000,000 and two long-term notes receivable; one calling for fixed quarterly payments of $145,000 and the other calling for contingent quarterly payments based on actual gas production. Both bear interest at 6% per annum. A gain of $2,308,000 was recognized in 2001 on the down payment and fixed note and an additional $145,000 and $204,000 of gain was recognized on the contingent note in 2002 and 2001, respectively. Consistent with accounting principles generally accepted in the United States for this transaction, the remaining deferred gain of $3,411,000 relates to the contingent note and will be recognized over the remaining five years as payments are received.

SEFL loaned $40,313,000 (417,360,000 SEK) to EnergiSystem i Sverige AB as of December 31, 2002 through a subscription to convertible debentures. The convertible debentures accrue interest at an interest rate of 2.98% plus an inflationary premium adjusted from 2002 to 2003, thereafter the interest rate shall increase to 5.98% plus an inflationary premium. Principal repayments shall commence on February 20, 2012. The convertible debentures can be converted to EnergiSystem i Sverige AB equity at the discretion of the SEFL (10% holding on full conversion).

SEFL loaned to EnergiSystem i Sverige AB $11,137,000 (115,300,000 SEK) in March 2002. The loan bears interest at a fixed rate of interest of 10% plus an inflationary premium. EnergiSystem i Sverige AB shall be entitled to postpone the payment of interest or principal if on the interest payment date or repayment date EnergiSystem i Sverige AB does not have sufficient funds until the next payment date or as soon as it is able to pay. Interest shall accrue at the above mentioned rate in the event of a postponement.

In November 2002, 1,400 convertible debentures were converted into 1,400 EnergiSystem i Sverige AB equity shares at a value of $5,085,000. In addition, the Company holds a call option to acquire 90% of the outstanding shares of EnergiSystem i Sverige AB.

NOTE G -- PROPERTY, PLANT AND EQUIPMENT

Consolidated property, plant and equipment consist of the following at December 31, 2002:

Land...............................................        $  98,000
Building...........................................       10,000,000
Power Plants, Distribution and Transportation......       70,360,000
Equipment..........................................        4,500,000
Leasehold Improvements.............................           38,000
Office Equipment and Furnishings...................          371,000
Vehicles...........................................          181,000
                                                        -------------
                                                         $85,548,000

Less Accumulated Depreciation......................     (20,080,000)
                                                        -------------
                                                        $65,468,000
                                                        =============

Construction in progress at December 31, 2002:

Construction in progress of $3,076,000 at December 31, 2002 consisted of costs related to the continuation of the build out of the Biogas assets and the construction improvements.

NOTE H -- INVESTMENTS IN JOINT VENTURES

     (1) Plymouth Envirosystems, Inc. Our wholly owned subsidiary, Plymouth Envirosystems, Inc., owns a 50% interest in Plymouth Cogeneration Limited Partnership ("Plymouth Cogeneration") which owns and operates a CHP plant producing 1.2 MW of electricity and 7 MW of heat at Plymouth State College, in Plymouth, New Hampshire. The Plymouth Facility provides 100% of the electrical and heating requirements for the campus, which is a part of the University of New Hampshire system, under a long-term contract.

     The day-to-day operations of the Plymouth Facility are managed by one of our partners in this project, and management decisions are made by a committee composed of representatives of the three partners in this project.

For the years ended December 31, 2002 and 2001, Plymouth Envirosystems Inc. provided gains of $77,000 and $50,000, respectively.

     (2) Lehi Envirosystems, Inc. In 1997, our wholly-owned subsidiary, Lehi Envirosystems, Inc. ("LEHI"), acquired a 50% equity interest in Lehi Independent Power Associates ("LIPA"), which owns a cogeneration facility in Lehi, Utah (the "Lehi Facility") and the underlying real estate. The Lehi Facility has been dormant since 1990. In the first quarter of 2002, the Company recorded an expense to income equal to the carrying value of the investment of $830,000 due to the lack of development opportunities at the site given current market conditions. For the year ended December 31, 2002 and 2001, LEHI provided (losses)/gains of $(16,000) and $7,000, respectively.

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

As of December 31, 2002, our ownership interest in Castlebridge was restructured into a preferred interest with a liquidation preference of $1.7 million and an annual cumulative dividend of 5% with a preferred interest. We also received a distribution of 268,750 of our shares held by Castlebridge which is accounted for as treasury stock.

The market for risk management services for the energy industry deteriorated significantly during 2002 in connection with lower market power prices and reduced electricity trading activities among the large independent power producers and other companies involved in electricity trading. As a result of the deteriorating outlook, the Company has recognized an impairment equal to the carrying value of the investment after performing a discounted cash flow value analysis using a risk adjusted rate commensurate with the specific business characteristics and potential business opportunities in the energy trading and commodities markets. During 2002, the Company reduced the valuation of the investment in this entity by $1.7 million.

     (4) Marathon Capital LLC ("Marathon"). In 2000, the Company issued 200,000 shares of its common stock to acquire an interest in Marathon. We own preferred stock in Marathon, yielding a 9% annual dividend and convertible into a 31% common interest in Marathon. Marathon specializes in arranging financing for energy projects.

The financing market for energy projects deteriorated significantly during 2002 and few transactions took place due to recurring credit issues in the sector, both among lenders and borrowers. In connection with the deteriorating market for energy project financials, US Energy Systems lowered the investment in Marathon by $1.01 million.

     (5) USE GEO Acquisition LLC (USE GEO). This district energy project has been under development since 1996. If completed, the project will use geothermal energy for heating and cooling in Reno, Nevada. There are two classes of membership interests in US GEO. We own a majority of one class and Marathon Energy LLC, an affiliate of Marathon Capital, LLC, which in turn is an affiliate of the Company, holds all of the other interests in USE GEO, which are subordinated to our interests and pay no dividends. Our interests earn a preferred dividend of 5% per annum compounded annually and have a distribution and liquidation preference equal to any accrued unpaid preferred dividends plus their unreturned capital contribution. To date, we have not received any cash dividends from our investment.

Limited progress in the development of the project was achieved in 2002. Accordingly, on December 31, 2002 the company recorded an expense equal to the carrying value of our investment in this entity of $2.5million.

     (6) Scandinavian Energy Finance, Limited / EnergiSystem i Sverige AB (SEFL) In November 2002, 1,400 convertible debentures were converted into 1,400 EnergiSystem i Sverige AB equity shares at a value of $5,085,000. In addition, the Company holds an option to acquire 90% of the oustanding shares of EnergiSystem i Sverige AB.

Our total investments including joint ventures as of December 31, 2002 is as follows:

                                                              December 31, 2002
                                                              ------------------
       Holdings of SEFL...................................         $ 5,085,000
       LEHI and Plymouth Cogeneration.....................             505,000
       ZFC Royalty Partners...............................             920,000
       Various Holdings of USE Biogas.....................           1,103,000
                                                             ------------------
       Total Investments                                           $ 7,613,000
                                                             ==================

NOTE I -- NOTES PAYABLE AND LONG-TERM DEBT

As of December 31, 2002, the Company's debt was as follows:

Debt Schedule Summary

------------------------------ -- ---------- -- ---------- -- --------- --- --------- -- ---------------------- - ---------
($'s in 000's)                                  LT                          Interest
Issuer/Lender                      Current       Balance      Maturity        Rate             Security           DSCR (1)
------------------------------    ----------    ----------    ---------     ---------    ----------------------   ---------
Debt
  J. Hancock - Series A              $2,574       $33,209         2014         9.47%         Project Assets(4)    1.25 TFQ
  J. Hancock - Series A2                161         2,864         2014         9.37%         Project Assets(4)    1.25 TFQ
  J. Hancock - Series B                 360         9,023         2014      Libor            Project Assets(4)    1.25 TFQ
                                                                               +2.39
  ABB Energy - Toledo3                1,317            --     2002 (3)      Libor            Project Assets(4)    1.25 TFQ
                                                                                +5.0
  ABB Energy                            897         7,351         2011        10.08%         Project Assets(4)    1.25 TFQ
  Toronto Dominion                      734        13,661         2012         7.65%         Project Assets(4)    1.25 TFQ
  Landbruks Kredit                       --        45,398         2026          4.7%           SEFL Assets (4)
  Ford Credit Co.                         7             -         2003          9.5%                  Auto (4)
  Convertible Sub Debentures             --           186         2004          9.0%             LIPA Stock(4)      N/A
                                  ----------    ----------

Total Debt                            6,050       111,692
                                  ----------    ----------
Notes Payable - Stockholder
  AJG Financial Services              1,132         2,741         2007         9.00%              Unsecured(4)      N/A,
  AJG Financial Services (2)          5,000            --         2002        10.00%         Project Assets(4)      N/A
  Cinergy Energy                         --         2,057         2011        20.00%              Unsecured(4)      N/A
                                  ----------    ----------
Total Notes Payable -                $6,132       $ 4,798
Stockholder
                                  ----------    ----------
Total                               $12,182      $116,490
                                  ==========    ==========

1) Trailing four quarters; minimum debt service coverage ratio (DSCR) required for cash distributions.
2) This shareholder loan to certain of Biogas project subsidiaries (Non-recourse to the Company and Biogas) is past due. The Company is seeking to refinance this loan.
3)       Scheduled to be paid in April 2003. 4) No recourse to the Company.


The Company expects that its obligation for the next five years and for the period thereafter is:

    Year                            Debt Schedule
    ---------------               ----------------
    2003                              $12,182,000
    2004                                6,912,000
    2005                                6,790,000
    2006                                6,856,000
    2007                                6,922,000
    Thereafter                         89,010,000
                                  ----------------
    Total                            $128,672,000
                                  ================

NOTE J -- INCOME TAXES

The components of earnings (loss) before income taxes and the deferred tax asset is as follows:

---------------------------- -- ------------- -- -------------
                                        2002             2001
                                -------------    -------------
   Pre-Tax Earnings (Loss)
   Domestic                     $(25,965,000)      $6,995,000
   Foreign                         1,810,000               --
                                                 -------------
   Total                        $(24,155,000)      $6,995,000
                                =============    =============
   Deferred Tax Asset
   Domestic                               --               --
   Deferred                      $16,095,000       $7,267,000
                                -------------    -------------
   Total                          16,095,000        7,267,000
                                -------------    -------------
   Foreign
   Current                                --               --
   Deferred                        1,310,000        1,404,000
                                -------------    -------------
   Total                           1,310,000        1,404,000
                                -------------    -------------
   Current                                --               --
   Deferred                       17,405,000        8,671,000
                                -------------    -------------
   Total                         $17,405,000       $8,671,000
                                =============    =============

The provision (benefit) for income taxes differs from the Federal statutory rate for the following reasons:

------------------------------------------ -- ------------ -- ------------
                                                     2002            2001
                                              ------------    ------------

Provision (Benefit) at Statutory Rate         $(9,663,000)      2,798,000
   Foreign Income Tax Rate Differential          (737,000)             --
   Non-deductible Expenses                      1,164,000              --
   Impact of Valuation Allowance                  404,000              --
   Other - NOL Used                                98,000      (2,408,000)
                                              ------------    ------------
Actual Provision (Benefit) for Income Taxes   $(8,734,000)      $ 390,000
                                              ============    ============


Provisions have been made for deferred taxes based on differences between the financial statements and the tax basis of assets and liabilities using currently enacted rates and regulations. The components of the net deferred tax assets and liabilities are as follows:

-------------------------------------- -- ------------ -- --------------
                                                 2002              2001
                                          ------------    --------------
Deferred Tax Assets:
      NOL and Credit Carry Forward         $19,217,000       $8,691,000
      Property, Plant & Equipment            2,517,000         (283,000)
      Deferred Revenue                       2,561,000        2,685,000
      Other                                    401,000          396,000
Deferred Tax Liabilities:
   Others                                     (172,000)              --
   Investments                              (1,739,000)              --
   Valuation Allowance                      (5,380,000)      (2,818,000)
                                           ------------    --------------
Totals                                     $17,405,000       $8,671,000
                                           ============    ==============

At December 31, 2002 the Company had an aggregate of $30.0 million net operating loss carry forward (NOL's) from domestic operations. International net operating losses of $13.8 million after a valuation allowance of $4.2 million and is a result of a acquisition and foreign tax laws. These net operating loss carryforwards expire in varying amounts through the year 2023.

A provision has not been made for U.S. taxes which would be payable if undistributed earnings of the foreign subsidiaries of approximately $1.7 million at December 31, 2002 were distributed to the Company in the form of dividends since certain foreign countries limit the repatriation of earnings while, for others, the Company's intention is to permanently reinvest such foreign earnings. Determination of the amount of the unrecognized deferred tax liability related to undistributed earnings is not practicable.

In addition, the Company has not recognized a deferred tax liability for the difference between the book basis and the tax basis of its investment in the equity of its subsidiaries. Such differences relates primarily to $1.7 million of unremitted earnings earned by US Energy Systems' foreign subsidiaries. The Company does not expect this difference in basis to become subject to tax at the parent level, as it is the Company's intention to permanently reinvest such foreign earnings.

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

In July 2000, ESI exercised its option to acquire the remaining 861,110 shares of Series A Preferred for an aggregate purchase price of $7,749,990 (i.e. $9.00 per share). We received cash of $8,611 and $7,741,379 in the form of a one year limited recourse promissory note made by ESI in our favor. The note was paid in full in May, 2001. The principal amount of the note was retroactively reduced by the amount of the proceeds the Company received for the Series B Warrants.

As of December 31, 2002, we had warrants outstanding for the purchase of our common stock as follows:

           Shares         Exercise Price     Expiration Date
        --------------    ---------------    -----------------
              366,666         $6.00          May 1, 2006
               22,426         $8.00          January 1, 2004
            1,500,000         $4.00          July 30, 2005

There has been no change in the warrants in fiscal 2002.

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

The Board of Directors or a committee thereof administers the 2000 Plan. The Board is permitted to impose performance conditions with respect to any award, thereby requiring forfeiture of all or any part of any award if performance objectives are not met, or to link the time of exercisability or settlement of an award to the achievement of performance conditions. For awards intended to qualify as "performance-based compensation" within the meaning of Section 162(m) of the Internal Revenue Code, such performance objectives shall be based upon the achievement of a performance goal based upon business criteria described in or determined pursuant to 2000 plan.

During the calendar year 2002, options to acquire 200,000 shares of common stock were issued under the 2000 Plan.

Stock option activity is summarized as follows:


                         Stock Option Activity -- Year Ended December 31, 2002
--------------------------------------------------------------------------------------------------------
                                           Year Ended December 31, 2002     Year Ended December 31, 2001
                                           -----------------------------    ----------------------------
                                                            Weighted                        Weighted
                                                             Average                         Average
                                             Shares         Exercise         Shares         Exercise
                                                              Price                           Price
                                           -----------    --------------    ----------    --------------
Options Outstanding at Beginning of         6,915,425         $3.90         6,507,675         $3.39
Year..................................
Granted...............................        200,000          4.00         1,282,000          5.83
Cancelled.............................      (280,000)          5.67         (118,000)          4.44
Exercised.............................      (121,000)          2.46         (756,250)          2.63
                                           -----------    --------------    ----------    --------------
Options Outstanding at End of Year          6,714,425          3.84         6,915,425          3.90
Options Exercisable at End of Year          6,714,425          3.84         6,905,425          3.90
                                           ===========    ==============    ==========    ==============


                              Stock Option Activity -- Year Ended December 31, 2002
            ------------------------------------------------------------------------------------------
                     Options Outstanding Options Exercisable
            ----------------    --------------------------    ------------    ------------------------
                                               Weighted        Weighted                    Weighted
                                               Average          Average                    Average
               Range of                        Exercise        Remaining                   Exercise
            Exercise Price        Shares         Price          Life in        Shares        Price
                                   Years
            ----------------    -----------    -----------    ------------    --------- -- -----------
            $2.00 - $2.50          658,500      $2.42             3.2          658,500       $2.42
            $2.875 - $3.00       2,128,925       2.96             6.9         2,128,925       2.96
            $3.25 - $3.875          86,000       3.59             6.5           86,000        3.59
            $4.00 - $5.00        2,837,000       4.12             7.5         2,837,000       4.12
            $6.00 - $7.00        1,004,000       6.00             7.9         1,004,000       6.00
                                -----------                                   ---------
                                 6,714,425                                    6,714,425
                                ===========                                   =========

The weighted average fair value of options at date of grant for grants during the years ended December 31, 2002 and December 31, 2001 was $0.78 and $4.10 respectively. The fair value of the options at date of grant was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

                                             For the               For the
                                            Year Ended            Year Ended
                                        December 31, 2002        December 31,
                                                                     2001
                                        -------------------    -----------------
Risk-free Interest Rates..............         3.91%             4.79 - 5.29%
Expected Option Life in Years.........        10.00              5.00 - 10.00
Expected Stock Price Volatility.......         0.76                     0.76
Expected Dividend Yield                       0.00%                    0.00%


Had the Company elected to recognize compensation cost based on the fair value of the options at the date of grant as prescribed by SFAS 123, pro forma net profit or (loss) applicable to common stock during the years ended December 31, 2002 and 2001 would have been net loss of $(15,327,000) and net profit of $3,451,000, respectively.

NOTE L -- COMMITMENTS AND CONTINGENCIES

On May 14, 2002, the Company entered into a termination agreement with Mr. Bernard Zahren respective of his employment agreement and the commencement of a consulting agreement with an affliliate of Mr. Zahren. Under the terms of the termination agreement, Mr. Zahren resigned as Chief Executive Officer and Director of the Company. Under the terms of the consulting agreement, the consultant will receive quarterly payments of $48,000 ($384,000 in total) as a consultant of the Company through December 2004.

Geothermal Development Associates (GDA) and Delphi Securities, Inc. (Delphi) filed a lawsuit in the Second District Court of the State of Nevada, Washoe County, against Geothermal, LLC, seeking declaratory and monetary relief regarding their royalty rights pertaining to the Geothermal, LLC plants particularly during the March 1, 2000 through February 28, 2002 period. We do not expect the lawsuit to materially affect our business. In the event of an adverse result, management anticipates that the potential range of a damage award against USE Geothermal, LLC could range up to $400,000 to $1,000,000.

A project loan to certain of Biogas' subdiaries in the principal amount of $5 million, plus accrued unpaid interest, from one of our shareholders, is past due. The Company is attempting to refinance the shareholder loan. In addition, interest and scheduled amortization payments on a $3,873,000 million loan from such shareholder to Biogas are also past due. The Company is attempting to obtain financing to bring this loan current or retired. The loans are non-recourse to the Company.

The Company and its subsidiaries lease various office spaces, including the corporate headquarters located in White Plains, New York, under operating leases which expire on various dates. These lease commitments for the next five years and thereafter are:

    Year                              Commitments
    ---------------               ----------------
    2003                                $ 382,000
    2004                                  365,000
    2005                                  342,000
    2006                                  210,000
    2007                                  165,000
    Thereafter                             41,000
                                  ----------------
    Total                              $1,505,000
                                  ================

Lease expenses for 2002 and 2001 were $402,000 and $237,000 respectively.

NOTE M -- RETIREMENT AND PROFIT SHARING PLAN:

In Fiscal year 2002, the Company took over trusteeship of the Biogas 401(k) and extended the benefits to all employees of the Company and all subsidiaries covering all full time employees with one year of service with US Energy Systems Corporate. The employees may defer up to 15% of their salaries up to the maximum contribution allowed under the Internal Revenue Code. The Company has elected to match contributions up to 3% per employee. At December 31, 2002, the Company's total contribution was $78,181.

Until fiscal 2002, Biogas had a 401(k) plan with a July 31 year-end covering all full time employees with one year of service with Biogas. The employees could defer up to 15% of their salaries up to the maximum contribution allowed under the Internal Revenue Code. Biogas had elected to match contributions up to $500 per employee. At December 31, 2001, Biogas' contribution amounted to $16,305.

NOTE N -- RELATED PARTY TRANSACTIONS

In fiscal year 2001, certain legal costs were incurred by us and paid to an entity of which a member of our executive management was of counsel. The amounts paid were $992,885 in the year ended December 31, 2001.


AJG GASCO TRANSACTION:

AJG Financial Services purchased all of the economic interests held by Biogas or its subsidiaries in four gas-operating projects located in Illinois and Wisconsin (including Morris, Countryside, Brown County East and Brown County
West), including the related Section 29 tax credits. The approximate $12.3 million purchase price paid by AJG Financial Services consisted of (i) $1 million in cash payable at closing, and (ii) a contingent promissory note with a principal amount of $11,150,000, bearing interest at the rate of 6% per annum, payable in quarterly installments of principal and interest. This note is contingent upon the amount of Btus of landfill gas produced by the acquired projects in each calendar quarter through March 31, 2008. AJG Financial Services will also fund the annual capital and operating expenses for the projects through December 31, 2007, up to $1 million in the aggregate. The obligations of AJG Financial Services under the transfer documents and the notes is secured by its granting BMC Energy a security interest in AJG Financial Services' ownership interests in the projects. Immediately after completing the Biogas merger, AJG Financial Services and Cinergy Gasco completed the Cinergy Gasco transaction and the notes described below in the Cinergy Gasco transaction replaced the $11,150,000 note.

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

NOTE O -- BUSINESS OPERATIONS

As of December 31, 2002, the only non-domestic operations the Company had were its Canadian holdings at USE Canada and Swedish investment through SEFL, an Irish holding Company. Certain key financial data related to those operations are reflected below:

                            U.S. Energy Systems, Inc.
                                    Revenues
                      For the Year Ended December 31, 2002


                                                2002

Source of             Corp         GEO        USEnviro       SEFL         Biogas        Canada         Total
Revenue
----------------- -- -------- -- --------- -- --------- -- ---------- -- ---------- -- ---------- -- ----------
  Energy                  --     $1,300,000         --            --   $20,048,000    $8,949,000    $30,297,000
  Management         $449,000          --           --            --     1,576,000     1,072,000      3,097,000
  Fees
  Interest                --           --           --     $3,453,000      326,000            --      3,779,000
  Royalties           249,000          --           --            --            --            --        249,000
  Recycle                 --           --     $2,519,000          --            --            --      2,519,000
                     --------    ---------    ----------   ----------   -----------   ----------     ----------
Total Revenue        $698,000    $1,300,000   $2,519,000   $3,453,000  $21,950,000   $10,021,000    $39,941,000
                     ========    ===========  ===========  ==========   ===========   ==========     ===========
Net Income       $(10,231,000)  $(5,401,000)  $   56,000   $  507,000  $(1,501,000)  $1,209,000     $(15,421,000)

                                                     2001

Source of             Corp         GEO        USEnviro      SEFL          Biogas        Canada         Total
Revenue
----------------- -- -------- -- --------- -- -------- -- ---------- --- ---------- -- ---------- -- ----------

  Energy                  --     $7,044,000        --            --      $12,185,000   $             $23,435,000
                                                                                       4,206,000
  Management              --           --          --            --      1,046,000       504,000     1,550,000
  Fees
  Interest                --           --          --            --      1,479,000            --     1,479,000
  Royalties               --           --          --            --      3,076,000            --     3,076,000
  Gains on Sale           --           --          --            --      4,076,000            --     4,076,000
    of
    Interests &
    Rights
  Recycle                 --           --     $4,913,000         --             --            --     4,913,000
                     --------    ---------    --------    ----------     ----------    ----------    ----------
Total Revenues            --     $7,044,000   $4,913,000         --      $21,862,000   $4,710,000    $38,529,000
                     ========    ==========    =========  ==========     ===========   ==========    ===========
Net Income        $(1,375,000)   $3,865,000   $(180,000)         --      $ 3,266,000   $1,029,000    $ 6,605,000

                            U.S. Energy Systems, Inc.
                 Long-Lived Assets, Net as of December 31, 2002


           International               $17,179,000
           U.S. Operations              48,289,000
                                     --------------
                                       $65,468,000
                                     ==============

                            U.S. Energy Systems, Inc.
                          Net Income as of December 31

                                  2002            2001
                           -------------- -- ---------------
International              $   1,716,000     $ 1,029,000
U.S. Operations              (17,137,000)      5,576,000
                           --------------    ---------------
                             $(15,421,000)   $ 6,605,000
                           ==============    ===============

NOTE P - Sale of Subsidiary

On June 30, 2002, the Company sold its shares of US Enviro to KGS Environmental, LLC, an employee-led partnership for approximately $ 1.7 million, which included cash consideration and the assumption of debt. This sale resulted in net of tax loss of $1.6 million. The sale of US Enviro,a domestic provider of environmental services, including all recycling and remediation, was part of the Company's previously announced strategy to divest or discontinue non-core operations.

     The following pro forma combined revenue and net income is provided as if the sale of US Enviro had taken place effective January 1, 2002:


                                                         As of                 As of                As of
                                                    December 31, 2002      June 30, 2002       December 31, 2002
                                                    -----------------    ------------------    ----------------
                                                                                                   Adjusted
                                                      U.S. Energy           US Enviro           U.S. Energy

Revenues                                                $39,941,000          $2,519,000          $37,422,000
                                                    =================    ==================    ================

Net Income (Loss)                                      $(15,421,000)        $    56,000
                                                                                                $(15,477,000)
                                                    =================    ==================    ================
Earnings per Share:
    Income (Loss) per Share Common - Basic             $      (1.33)        $      0.01        $       (1.34)
                                                    =================    ==================    ================
    Income (Loss) per Share Common - Diluted           $      (1.33)        $      0.01        $       (1.34)
                                                    =================    ==================    ================

Weighted Average Number of Shares Outstanding -Basic     12,186,000           12,080,000            12,186,000

Weighted Average Number of Shares Outstanding - Diluted  17,351,000           17,250,000            17,351,000

NOTE Q -- MAJOR CUSTOMERS

During the year ended December 31, 2002, we did not have any operating units with earned revenue from one source, which exceeded 10% of the total revenue during period.

During the year ended December 31, 2001, one of our operating units had one customer, which provided its earned revenue, which exceeded 10% of the total revenue for the period. This unit sells its entire capacity to Sierra Pacific Power Company ("Sierra") under two power purchase agreements, which will expire in 2006 and 2008. The total revenue earned for electricity delivered to Sierra during the period was $7,044,000 (18% of total revenue). The account receivable from Sierra at December 31, 2001 was $294,000.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            U.S. ENERGY SYSTEMS, INC.



By:/s/ Goran Mornhed                                      April 11, 2003
       -------------
       Goran Mornhed
       President and Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


  /s/ Lawrence I. Schneider                              April 11, 2003
      ---------------------
      Lawrence I. Schneider,
      Chairman of the Board of Directors


  /s/ Goran mOrnhed                                      April 11, 2003
      -------------
      Goran Mornhed,
      President and Chief Executive Officer
      and Director

  /s/ Francis D. Fitzgerald                              April 11, 2003
      ---------------------
      Francis D. Fitzgerald,
      Chief Accounting Officer


  /s/ Irving levine                                      April 11, 2003
      -------------
      Irving Levine,
      Director


  /s/ Evan Evans                                         April 11, 2003
      ----------
      Evan Evans,
      Director


                                                         April   , 2003
      ------------
      Mark Strauch,
      Director

  /s/ Carl Greene                                        April 11, 2003
      -----------
      Carl Greene,
      Director

  /s/ Stephen Brown                                      April 11, 2003
     -------------
     Stephen Brown,
     Director


  /s/ Stephen harkness                                   April 11, 2003
      ----------------
      Stephen Harkness,
      Director


  /s/ Kenneth Leung                                      April 11, 2003
      -------------
      Kenneth Leung,
      Director

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of US Energy Systems Inc (the "Company") on Form 10-KSB for the year ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Goran Mornhed the Chief Executive Officer and Francis D. Fitzgerald the Chief Accounting Officer, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Dated: April 14, 2003

U. S. ENERGY SYSTEMS, INC.

By:    /s/ Goran Mornhed
           -------------
           Goran Mornhed
           Chief Executive Officer
          (Principal Executive Officer)



By:   /s/ Francis D. Fitzgerald
          ---------------------
          Francis D. Fitzgerald
          Chief Accounting Officer
          (Principal Accounting Officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Goran Mornhed, the Chief Executive Officer, certify that:

1.   I have reviewed this annual report 10-KSB of U.S. Energy Systems Inc.

2. Based upon my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 14, 2003

U. S. ENERGY SYSTEMS, INC.

By: /s/ Goran Mornhed
        -------------
        Goran Mornhed
        Chief Executive Officer
       (Principal Executive Officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Francis D. Fitzgerald, the Chief Accounting Officer, certify that:

1.   I have reviewed this annual report 10-KSB of U.S. Energy Systems Inc.

2. Based upon my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of this annual report (the "Evaluation Date"); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 14, 2003

U. S. ENERGY SYSTEMS, INC.

By: /s/ Francis D. Fitzgerald
        ---------------------
        Francis D. Fitzgerald
        Chief Accounting Officer
       (Principal Accounting Officer)