Form 10KSB/A
period 2002-12-31
U S ENERGY SYSTEMS INC
filed 2003-04-30
CIK 351917

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

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

                     Common Stock, par value $.01 per share
                     --------------------------------------
                               Title of Each Class

     Check whether the registrant:(1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                Yes [X] No [_]

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

     Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

Revenue for the fiscal year ended December 31, 2002 was approximately
$39,941,000.

The aggregate market value of the Common Stock held by non-affiliates computed by reference to the average bid and asked price of the Common Stock of the registrant as of December 31, 2002 was approximately $10,976,000.

Check whether issuer has filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act.   [X].

As of March 27, 2003 the number of outstanding shares of the registrant's Common Stock was 11,950,063. Transitional Small Business Disclosure Format (check one):

                                                               Yes [ ]    No [X]

                                    PART III
Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our directors and executive officers as of March 31, 2003 are as follows:


NAME                        AGE     CLASS        POSITION(S) WITH THE COMPANY
Lawrence I. Schneider         67        1        Chairman of the Board
Goran Mornhed                 44        2        Chief Executive Officer, President, and Director
Francis Fitzgerald            42        -        Chief Accounting Officer
Allen J. Rothman              47        -        Vice President, General Counsel and Secretary
Edward M. Campana             40        -        Senior Vice President of Finance
Howard A. Nevins              47        -        Vice President
Barbara Farr                  45        -        Assistant General Counsel and Assistant Secretary
Henry Schneider               38        -        Vice President
Stephen Brown                 64        2        Director
Evan Evans1, 2                77        2        Director
Carl Greene1, 2               67        3        Director
M. Stephen Harkness2          54        1        Director
Kenneth Leung1                59        3        Director
Irving Levine1, 2             81        3        Director
Mark P. Strauch               48        3        Director

--------------------------------------------------------

1 Member of the Audit Committee
2 Member of the Compensation Committee

LAWRENCE I. SCHNEIDER. Mr. Schneider was elected to the board of directors in March 1998. He has served as our chairman of the Board since September 2000. Mr. Schneider served as our chief executive officer from January 2000 until May 2001. Mr. Schneider has been associated with numerous corporations through the years, including Newpark Resources, Inc., a company involved with oil field environmental remediation, where he was chairman of the executive committee. Mr. Schneider was also a partner in the New York Stock Exchange firm Sassower, Jacobs and Schneider. He received a BS degree from New York University. Mr. Schneider is the father of Henry Schneider and is a member and manager of Energy Systems Investors, LLC.

GORAN MORNHED. Mr. Mornhed was appointed to our board in September, 2000 and has been our President and chief operating officer since May 2000 and our chief executive officer since July 2002. From 1996 to 2000, he was the first president and chief executive officer of Trigen-Cinergy Solutions LLC, a joint venture company owned by Trigen Energy Corp. and Cinergy Solutions, Inc. engaged in developing energy projects. During his tenure, Trigen-Cinergy Solutions developed projects with customers such as General Motors and Eastman Kodak. Prior to joining Trigen Cinergy Solutions he was manager of business development at Trigen Energy Corporation where he was responsible for developing several major energy projects. He holds an MS degree in engineering from the University of Lund, Swedish Institute of Technology and an MBA from the Stern School of Business, New York University.

FRANK FITZGERALD. Mr. Fitzgerald joined U.S. Energy in March 2002 as corporate controller. He became the chief accounting officer in July 2002. As a certified public accountant in New York, he has significant leadership experience in auditing, accounting rules and regulations, SEC reporting and FASB compliance, including substantial dealings with various regulatory oversight bodies. From 1999 until he joined U.S. Energy, he served as a senior audit manager at Ernst & Young LLP, and previously in a corporate role for 13 years in various capacities at Verizon Communications, Inc. Mr. Fitzgerald received his BS in accounting from Fordham University and an MBA from the Stern School of Business, New York University.

ALLEN J. ROTHMAN. Mr. Rothman has served as vice president and general counsel since September 2001. Mr. Rothman became secretary of the Corporation in March 2003. Mr. Rothman served on our board of directors from January 1997 through March 2003. Mr. Rothman is of counsel with the law firm of Robinson Brog Leinwand Greene Genovese & Gluck P.C. in New York with whom he has been associated since January 1996, and which serves as an outside counsel to US Energy. Mr. Rothman received a BA degree from Columbia University and a JD degree from Harvard University.

EDWARD M. CAMPANA. Mr. Campana became our senior vice president responsible for corporate finance, investor relations and strategic planning on January 2, 2002. Mr. Campana joins us from CIBC World Markets where he was an Executive Director in the Power & Utilities Investment Banking Group for the last six years. During his professional banking career, Mr. Campana has been actively involved in providing financial advisory, mergers and acquisitions, capital markets and structured finance products and services to the utilities, independent power, merchant energy and power technology sectors. Mr. Campana has 16 years of banking experience. Mr. Campana received a BA in economics and finance from the University of Texas in 1985.

HOWARD A. NEVINS. Mr. Nevins served on the board of directors from August 1997 through March 2003. He served as a vice president since August 1997 through April 2003. Mr. Nevins has wide ranging experience in the fields of mineral exploration, chemical operations and environmental compliance. In 1990, he co-founded Midwest Custom Chemicals, Inc., a manufacturer and international distributor of specialty chemicals used for oil and water demulsification, specializing in used oil recycling. In 1994, he co-founded both Quality Environmental Laboratories, Inc. and America Enviro-Services, Inc., the latter of which we acquired in August 1997. Mr. Nevins received a BS degree in geology from Western Michigan University in 1978. Mr. Nevins resigned as a director in March 2003 and vice president in April 2003.

BARBARA FARR. Ms. Farr has served as in-house counsel since July 2000 and has served as our assistant general counsel since September 2001. Ms. Farr served as our Secretary from November, 2000 through March 2003. In March 2003, she assumed the position of assistant secretary. Prior to joining us, she served as in house counsel to Trigen Energy Corporation, and was primarily engaged in negotiating and completing energy asset acquisition and outsourcing projects for Trigen-Cinergy Solutions. Prior to her position with Trigen, she served as general counsel to several independent energy project developers, including Enersave, Inc., which specialized in energy efficiency and retail power sales, Cogeneration Partners of America, a partnership between Columbia Gas and Atlantic City Electric Company, which developed and owned over 170 MW of cogeneration facilities, and Turner Power Group and Data Acquisition Sciences, two affiliated cogeneration and solar energy development firms. Ms. Farr received her BA degree from the University of Pittsburgh and her JD degree from New York Law School.

HENRY SCHNEIDER. Mr. Schneider was appointed vice president in March 1998. Mr. Schneider served as a director from March 1998 through March 2003. From 1986 to 1988, Mr. Schneider was an associate at Drexel Burnham Lambert specializing in taxable institutional fixed income products and portfolio strategies. From 1989 to 1994, Mr. Schneider was an associate with S & S Investments and Wood Gundy, specializing in mergers, acquisitions and corporate restructuring. From 1994 to 1996, Mr. Schneider was a principal of Global Capital Resources, Inc., a private merchant bank. Since 1996, Mr. Schneider has been a private investor. He has been involved in arranging acquisitions and funding for the telecommunications, energy, apparel, airline, financial and garage industries. Mr. Schneider received a BA degree in economics from Tufts University and an MBA degree from Boston University. Mr. Schneider is the son of Lawrence I. Schneider and is a member and manager of Energy Systems Investors II LLC.

STEPHEN BROWN. Mr. Brown joined our board in March 2003. He is currently chairman of The Franklin Capital Corporation, a publicly traded business development corporation. Mr. Brown serves on the board of directors of Copley Financial Services Corp, a mutual fund specializing in the energy sector and on the board of directors of The Excelsior Radio Networks, a private radio network that creates, produces and syndicates radio programs and services. In addition, Mr. Brown is an active board member and trustee of The Peddie School and served as its finance committee chairman from 1996 to 2001. Mr. Brown is a graduate of New York University School of Law and Brown University.

EVAN EVANS. Mr. Evans has been a director of US Energy since August 1995. Since 1983 he has been chairman of the board of directors of Holvan Properties, Inc., a real estate developer, and was managing director of Easco Marine, Ltd. from 1983 to 1988. Also, from 1985 to 1986, Mr. Evans was general manager of Belgian Refining Corporation ("BRC"), pursuant to a contract between BRC and Holvan Properties, and from 1992 to 1996 Mr. Evans was a director of BRC. Mr. Evans has been a director of United Refining Corp. since 1997. Mr. Evans received a BS degree in mathematics from St. Lawrence University and a BS degree in Civil Engineering from M.I.T.

CARL W. GREENE. Mr. Greene joined our board in March 2003. For over twenty years, he has served in various senior financial executive positions for the Consolidated Edison Company of New York, including senior vice president of financial and regulatory matters, senior vice president of accounting and treasury operations and chief accounting officer, and vice president and controller. Mr. Greene currently is senior vice president of TBG Financial, a full service executive benefit consulting firm. Mr. Greene has been an active member of several high profile industry trade groups during his tenure at Con Edison, including the Edison Electric Institute and the American Gas Association. In those positions, he has played a role in shaping accounting, financial and risk management policies in the electric utility industry. In addition, Mr. Greene served four years as a member of FASAC, the Financial Accounting Standards Advisory Council. Mr. Greene holds a BS in economics from The Wharton School of University of Pennsylvania and an MBA from New York University.

M. STEPHEN HARKNESS. Mr. Harkness has served as a member of our board of directors since October 2000. He is a vice president of Cinergy Corp. and chief operations and financial officer of Cinergy Corp.--Energy Merchant Business Unit as well as president and chief operating officer of Cinergy Solutions Inc., a subsidiary of Cinergy Corp., that focuses primarily on cogeneration and energy outsourcing for large industrial customers. From 1997 until 2001 he was the executive vice president and chief operating officer of Trigen-Cinergy Solutions, a cogeneration development joint venture between Cinergy and Trigen Energy. From 1994 to 1996, he was general manager of corporate development and financial services of Cinergy. He was responsible for mergers and acquisitions, business development and non-regulated initiatives. He played a key role in Cinergy Corp.'s acquisition of Midlands UK regional electricity company for $2.5 billion. Mr. Harkness has a BS Degree in finance from the University of Evansville and MBA from Indiana University.

KENNETH LEUNG. Mr. Leung joined our board in July 2003. He is currently the managing director of investment banking for environmental and industrial services at Sanders Morris Harris Group. He is also chief investment officer of the Environmental Opportunities Fund and Environmental Opportunities Fund II. Previously, Mr. Leung spent 16 years at Smith Barney as a managing director in the research department covering the environmental industry. He is currently editor of Environmental Review and a past editor of Pollution Control Monthly. He is a frequent contributing writer to national business and environmental publications as well as a frequent speaker at environmental and financial conferences and trade shows.

IRVING LEVINE. Mr. Levine, a director of US Energy since May, 2000 has been Chairman of the Board and President of Copley Fund, Inc., a mutual fund, since 1978 and Chairman and Treasurer of Stuffco International, Inc., a ladies handbag processor and chain store operator, since 1978. Mr. Levine is also President and a director of Copley Financial Services Corporation (advisor to Copley Fund, Inc.) and a director of Franklin Capital Corporation and Franklin Holding Corp. He holds a BA degree from the University of Pennsylvania.

MARK P. STRAUCH. Mr. Strauch has served as a member of our board of directors since May 2001. He has been employed since 1981 by Arthur J. Gallagher & Co in various capacities. He has served since 1996 as executive vice president of Arthur J. Gallagher & Co.'s investment subsidiary, AJG Financial Services, Inc. He has also served as corporate treasurer of Arthur J. Gallagher & Co. until 2001. Currently, he serves as corporate vice president. Mr. Strauch received his BS in finance, from University of Illinois in 1977, a Masters in management from Northwestern University in 1980 and a MS degree in taxation from DePaul University in 1984. He served as a director for Asset Alliance Corporation, WallStreetView.com, Inc., and Zahren Alternative Power Corporation and as chairman of the board of directors at Peachtree Franchise Finance, LLC.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires that our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by regulation to furnish to us copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms we have received, or written representations from certain reporting persons, we believe that during the fiscal year ended December 31, 2002, all officers, directors, and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements except as follows:

Mr. Rothman did not file on a timely basis one report relating to two exercises of stock options in December 2001 and one report with respect to the grant to him of options in August 2001. Each of Mr. Lawrence Schneider and Mr. Henry Schneider did not file on a timely basis one report in connection with transactions associated with US Energy's plan of recapitalization, as amended, which were completed in December 2001 and the grant of options to them in 2001. Mr. Harkness did not file on a timely basis one report with respect to the grant of options to him in April 2001. Mr. Nevins did not file on a timely basis one report with respect to the grant of options to him in August 2001 and one report with respect to his gift of shares to his spouse in March 2000. Each of Messrs. Campana, Fitzgerald and Leung did not file on a timely basis one report disclosing that they had become an executive officer or director of the Company.


ITEM 10.  EXECUTIVE COMPENSATION
The following table shows the compensation information concerning the individuals who served as our chief executive officer and our four other most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 for the fiscal year ended December 31, 2002.

                           SUMMARY COMPENSATION TABLE


                                                                       long-term
                                     annual compensation              compensation
                            -----------------------------------------------------------
                                                                       Securities            All Other
Name & principal position   Fiscal year                                Underlying
                                (1)       Salary      Bonus (2)     Options/SARS (#)      Compensation(3)
---------------------------------------------------------------------------------------------------------------
Lawrence I. Schneider           2002    $180,000     $ 96,000                 -                        -
   Chairman (4)                 2001    $180,000     $324,500                 -                  $34,111
                                2000    $160,887     $      -         1,250,000                  $32,942




Bernard J. Zahren               2002    $ 93,500     $      -                 -                        -
   CEO (5)                      2001    $109,375     $      -           500,000                        -
                                2000    $      -     $      -                 -                        -





Goran Mornhed                   2002    $180,000     $126,000                 -                     $590
   CEO, President and COO       2001    $180,000     $430,536            40,000                     $587
   (6)                          2000    $115,645     $      -         1,730,000                     $585

Henry Schneider                 2002    $136,000     $ 96,000                 -                        -
   Vice President (7)           2001    $136,000     $173,536                 -
                                2000    $ 95,333     $      -           500,000                        -
                                                                                                       -
Howard Nevin                    2002    $140,000     $ 64,000                 -                        -
   Vice President (8)           2001    $140,000     $      -           100,000                        -
                                2000    $140,000     $      -                 -                        -

Allen Rothman                   2002    $140,000     $146,000                 -                        -
   Vice President and           2001    $ 70,000     $      -            92,500                        -
   General Counsel (9)
---------------------------------------------------------------------------------------------------------------

(1) The 2002 and 2001 fiscal years represent the twelve months ended December 31, 2002 and 2001, respectively. The 2000 fiscal year represents the eleven months ended December 31, 2000.

(2) The bonuses described above were awarded under our development incentive and finance incentive plans in connection with the Zahren Alternative Power (Zapco), Trigen Canada acquisitions and the Scandinavian Energy Finance Limited transaction.

(3) Represents the amount taxable (federal) to such person in connection with a $ 1 million split dollar universal life insurance policies maintained by US Energy on the lives of each of these officers. These officers or members of their families are the beneficiaries of these policies. Mr. Schneider's policy was cancelled in 2002 and Mr. Mornhed's policy remained in effect at the premium of $13,000.
         The annual premiums for these policies for Messrs. Lawrence Schneider and Mornhed were $55,000 and $13,000, respectively, for 2000 and 2001.

(4) Mr. Lawrence Schneider was appointed Chairman in September 2000. Mr. Schneider served as chief executive officer from January 2000 through

         May 11, 2001. (See also information disclosed under Item 12, "Certain Relationships and Related Transactions".)

(5) Mr. Zahren was appointed chief executive officer on May 11, 2001. Mr. Zahren resigned as chief executive officer in July 2002. The compensation set forth above for 2001 excludes $142,356 in compensation due from Zapco prior to the Zapco merger on consummated May 11, 2001 of which $64,231 was paid by us after the merger. The compensation set forth above excludes any amounts paid to Zahren Financial Company LLC, in which Mr. Zahren is a principal, under a consulting agreement with commenced after Mr. Zahren's resignation. (See also information disclosed under Item 12, "Certain Relationships and Related Transactions.")

(6) Mr. Mornhed became chief executive officer in July 2002 and president in May 2000. His compensation for fiscal year 2000 excludes any income received from his prior employer in such year.

(7) Mr. Henry Schneider was appointed vice president in 1998. See also information disclosed under Item 12, "Certain Relationships and Related Transactions".

(8) Mr. Howard Nevins became a vice president in August 1997 and resigned the position in April 2003.

(9) Mr. Allen Rothman became a vice president and general counsel in September 2001.

The following table shows stock option exercises during the fiscal year ended December 31, 2002 by the named executive officers. In addition, this table describes the number of unexercised options and the value of unexercised in-the-money options at December 31, 2002.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR END OPTION/SAR VALUE


----------------------- ------------------- ------------- ------------------------------- -------------------------------
                                                               Number of Securities            Value of Unexercised
                                                              Underlying Unexercised               In-the-Money
                              Shares                                Options at                      Options at
                             Acquired          Value          December 31, 2002 (#)         December 31, 2002 ($) (1)
Name                     On Exercise (#)    Realized ($)    Exercisable/Unexercisable       Exercisable/Unexercisable
----------------------- ------------------- ------------- ------------------------------- -------------------------------
----------------------- ------------------- ------------- ---------------- -------------- ---------------- --------------
Lawrence I. Schneider          None             None          1,396,800          0               0               0
Bernard J. Zahren              None             None            500,000          0               0               0
Goran Mornhed                  None             None          1,770,000          0               0               0
Henry Schneider                None             None            615,700          0               0               0
Howard Nevins                  None             None            190,000          0               0               0
Allen Rothman                  None             None            285,000          0               0               0
----------------------- ------------------- ------------- ---------------- -------------- ---------------- --------------

(1) The exercise price of all the stock options was greater than the price of our common stock of $.94 as of December 31, 2002. Actual values which may be realized, if any, upon any exercise of such options will be based on the market price of our common stock at the time of any such exercise and thus are dependent upon future performance of our common stock.

Compensation of Directors

Independent directors (i.e., directors who have no business directly or through their employer or employment relationships with us, currently Stephen Brown, Evan Evans, Irvine Levine and Carl Greene) are compensated at an annual rate of $10,000 plus travel expenses. Historically, upon joining the board, all directors generally receive a one time grant of options to acquire 40,000 shares of our common stock exercisable at the market price of our common stock at the time of grant.

Employment Agreements

Employment Agreements with Messrs. Lawrence Schneider and Goran Mornhed

In May 2000, we entered into employment agreements with each of Lawrence I. Schneider and Goran Mornhed. The employment agreements, as amended, provide that for the five years beginning May 10, 2000 (subject to earlier termination upon the occurrence of specified events) and subject to automatic renewal for successive one year periods at the expiration of the initial term, Mr. Schneider will serve as our chief executive officer (Mr. Schneider resigned from such position at the time of the consummation of the Zapco merger in May 2001 when Mr. Zahren assumed that position; Mr. Schneider retained his position as chairman of the board) and Mr. Mornhed will serve as our president and chief operating officer. Mr. Mornhed also became chief executive officer effective July 2002. Mr. Schneider is required to devote such time to our business as is reasonably necessary to perform his duties under his employment agreement and Mr. Mornhed is required to perform his duties on a substantially full time basis. These employment agreements generally provide:

* for an annual base salary of $180,000 (subject to upward adjustment in the discretion of our board of directors);
*    for the right to participate in our 2000 executive bonus plan;
* for the right (i) to participate in fringe benefit programs we currently maintain and that we make generally available to our senior executives, (ii) to life and disability insurance, and (iii) to the use of an automobile; and
* that each of these employees will receive the same total compensation (including both each element of compensation and the total compensation) that is paid to the other.

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


Non-Performance (i.e., the employee is terminated due to        Lump sum payment equal to his annual salary then in effect.
his continued failure to perform substantially his duties)


Change in control of US Energy, diminution in                   Lump sum payment of 2.9 times his annual base salary
responsibilities or authority, reduction in base salary or      then in effect
certain fringe benefits, relocation from the New York City
area or our terminating the employee without cause.

Voluntarily Resignation and termination resulting from          No further obligation.
conviction of a felony.

Employment Agreement with Henry Schneider

This agreement provides that for the five years commencing September 8, 2000 (subject to earlier termination in certain circumstances and to successive one year renewal periods), Henry Schneider will serve as our vice president of development. Mr. Schneider is required to devote all of the time necessary to perform his duties and to have no other employment that would prevent him from fulfilling his obligations under the employment agreement. The employment agreement provides for:
* an annual base salary of $136,000 (subject to upward adjustment in the discretion of our board of directors);
* the right to participate in our development incentive plan and our corporate incentive plan; and
* the right to (i) participate in fringe benefit programs we currently maintain and that we make generally available to our senior executives to, (ii) the use of an automobile, and to (iii) life and disability insurance.

Set forth below is a summary of the compensation we are required to pay to Henry Schneider in the event his employment with us ends for the following reasons:


Reason for Employment Termination                               Our Obligations

Death                                                           No further obligation.

Disability                                                      No further obligation.

Non-Performance (i.e., the employee is terminated due to        Lump sum payment equal to 50 percent of his annual
his continued failure to perform substantially his duties)      salary then in effect.

Diminution in responsibilities or authority, reduction in       Lump sum payment of 50 percent his annual salary then
base salary or certain fringe benefits, or our terminating      in effect.
Mr. Schneider without cause.

Voluntarily Resigns, US Energy's Termination for cause.         No further obligation.

Employment Agreement with Allen Rothman

This agreement provides that for the three years commencing September 4, 2001 (subject to earlier termination in certain circumstances and to successive one year renewal periods), Allen Rothman will serve as our vice president and general counsel. Mr. Rothman is required to perform his duties on a substantially full time basis provided that he is permitted to serve as a "of counsel" to a law firm and provided that it does not interfere with the performance of his duties to the company. (Currently Mr. Rothman does not receive any remuneration relating to any work performed by such law firm to us). The employment agreement provides for:
* an annual base salary of $140,000 (subject to upward adjustment in the discretion of our board of directors);
* the right to participate in our development incentive plan and our corporate incentive plan provided he is to receive a minimum bonus of $30,000 per year; and
* the right to (i) participate in fringe benefit programs we currently maintain and that we make generally available to our senior executives to, (ii) the use of an automobile, and to (iii) life and disability insurance.

Set forth below is a summary of the compensation we are required to pay to Allen Rothman in the event his employment with us ends for the following reasons:


Reason for Employment Termination                               Our Obligations

Death                                                           No further obligation.

Disability                                                      No further obligation.

Non-Performance (i.e., the employee is terminated due to        Lump sum payment equal to one time his annual salary
his continued failure to perform substantially his duties)      and minimum bonus then in effect.

Diminution in responsibilities or authority, reduction in       Lump sum payment of 2.9 times his annual salary and
base salary or certain fringe benefits, or our terminating      minimum bonus then in effect.
Mr. Rothman without cause.

Voluntarily Resigns, US Energy's Termination for cause.         No further obligation.


Employment Agreement with Bernard J. Zahren

In connection with the Zapco merger, we entered into an employment agreement with Bernard J. Zahren. This agreement provided that for the five years commencing May 11, 2001 (subject to earlier termination in certain circumstances and to successive one year renewal periods), Mr. Zahren would serve as our Chief Executive Officer. Mr. Zahren was required to devote all of the time necessary to perform his duties and to have no other employment that would prevent him from fulfilling his obligations under the employment agreement. The employment agreement provided for:
* an annual base salary of $180,000 (subject to upward adjustment in the discretion of our board of directors);
* the right to participate in our development incentive plan, our corporate incentive plan and our 2000 executive incentive compensation plan; and
* the right to (i) participate in fringe benefit programs we currently maintain and that we make generally available to our senior executives, to (ii) the use of an automobile, and to (iii) life and disability insurance.
Mr. Zahren resigned in July 2002. See Item 12--Certain Relationships and Related Transactions

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number of shares of common stock owned as of December 31, 2002 (including shares of common stock that each person has the right to acquire by March 1, 2003, and including all shares issuable upon exercise of options and warrants, and the shares issuable as a result of the ownership of convertible preferred stock) by: (i) each current director, (ii) each of our executive officers, (iii) those persons known to us to beneficially own 5% or more of common stock, and (iv) all of our directors and officers as a group. (As of December 31, 2002, there were 12,333,530 shares of our common stock outstanding.) Unless otherwise indicated, the address of each of the beneficial owners identified below is c/o U. S. Energy Systems, Inc., One North Lexington Avenue, White Plains, New York 10601.

                                      Amount and Nature of
Name and Address                      Beneficial Ownership                      Percent of Class
Lawrence I. Schneider                      6,981,964 (1)                              36.5%
Goran Mornhed                              1,779,000 (2)                              12.6%
Howard Nevins.                               486,500 (3)                               3.9%
Henry Schneider                            5,035,712 (4)                              29.0%
Allen J. Rothman                             308,500 (5)                               2.4%
Evan Evans                                   142,500 (6)                               1.1%
M. Stephen Harkness                           80,000 (7)                                  *
Mark P. Strauch                               41,356 (8)                                  *
Frank Fitzgerald                              10,000 (9)                                  *
Barbara Farr                                  50,000 (10)                                 *
Edward Campana                               101,000 (11)                                 *
Stanleigh Fox                                 40,000 (12)                                 *
Irving Levine                                 40,000 (12)                                 *
Kenneth Leung                                287,925 (13)                              2.3%

Energy Systems Investors LLC               4,147,081 (14)                             25.2%
and Energy Systems Investors LLC, II
c/o Henry Schneider
145 East 81st Street
New York, NY  10028

Cinergy Corp.                              2,550,333 (15)                             17.8%
c/o Cinergy Energy Solutions, Inc.
1000 East Main Street
Plainfield, Indiana  46168

AJG Financial Services, Inc.               1,048,678 (16)                              8.1%
Two Gallagher Centre
Two Pierce Place
Itasca, Illinois  60143-3141

Bernard Zahren                             1,057,576 (17)                              8.1%
40 Gibraltar Lane
Avon, CT. 06001
All officers and directors as a group     10,945,910                                  60.5%
(14 persons)
--------------------------------------------------------

* Indicates less than 1%

(1) Includes: (i) 206,971 shares of common stock owned directly, (ii) 4,355,552 shares of common stock issuable upon conversion of 1,088,888 shares of Series D Preferred Stock, including the 3,444,440 shares of common stock issuable upon conversion of the 861,110 shares of Series D Preferred Stock beneficially owned by Energy Systems Investors, LLC ("ESI") and Energy Systems Investors II LLC ("ESI II" collectively with ESI the "ESI Entities") and which he may be deemed to beneficially own because he is a manager of ESI II, which is the manager of ESI (the "Relationship"), (iii) options to acquire 1,436,800 shares of common stock owned directly, and (iv) Series B Warrants to acquire 1,002,641 shares of common stock, including the 702,641 owned by the ESI Entities which he may be deemed to beneficially own because of the Relationship. Lawrence Schneider has sole power to vote and direct the disposition of 2,854,883 shares of common stock and shares (with Henry Schneider and the ESI Entities) the power to vote and direct the disposition of 4,147,081 shares of common stock. Lawrence Schneider may be deemed to beneficially own 35.54% of the outstanding shares of common stock.

(2) Includes 1,770,000 shares of common stock issuable upon exercise of options.

(3) Includes 190,000 shares of common stock issuable upon exercise of options and 170,000 shares of common stock owned by his spouse.

(4) Includes: (i) 7,037 shares of common stock owned directly, (ii) 3,644,440 shares of common stock issuable upon conversion of 911,110 shares of Series D Preferred Stock, including the 3,444,440 shares of common stock issuable upon conversion of the 861,110 shares of Series D Preferred Stock beneficially owned by the ESI Entities and which he may be deemed to beneficially own because of the Relationship, (iii) options to acquire 615,700 shares of common stock and (iv) Series B Warrants to acquire 768,495 shares of common stock, including 702,641 shares of common stock which he may be deemed to beneficially own because of the Relationship. Henry Schneider has the sole power to vote and direct the disposition of 888,591 shares of common stock and shares (with Lawrence Schneider and the ESI Entities) the power to vote and direct the disposition of 4,147,081 shares of common stock. Henry Schneider may be deemed to beneficially own 28.7% of the outstanding shares of common stock.

(5) Includes 285,000 shares of common stock issuable upon exercise of options.

(6) Includes 100,000 shares of common stock issuable upon exercise of options.

(7) Represents options to acquire such number of shares of common stock. Excludes any securities of the registrant owned by Cinergy Corp or its affiliates.

(8) Includes 40,000 shares of common stock issuable upon exercise of options and 249 shares of common stock issuable upon exercise of Series C Warrants. Excludes US Energy securities owned by AJG Financial Services or its affiliates.

(9) Includes 10,000 shares of common stock issuable upon exercise of options.

(10) Includes 50,000 shares of common stock issuable upon exercise of options.

(11) Includes 100,000 shares of common stock issuable upon exercise of options.

(12) Includes 40,000 shares of common stock issuable upon exercise of options.

(13) Includes: (i) 40,000 shares of common stock issuable upon exercise of options, (ii) 287,925 shares owned by the Environmental Opportunities Fund where Kenneth Leung, as chief investment officer, has the power to vote and direct the disposition of these shares. Kenneth Leung may be deemed to beneficially own 2.3% of the outstanding shares of common stock.

(14) Each of ESI and ESI II beneficially owns 4,147,081 shares of common stock, including (i) 3,444,440 shares of common stock issuable upon conversion of the 861,110 shares of Series D Preferred Stock and (ii) Series B Warrants to acquire 702,641 shares of common stock. The power to vote and direct the disposition of these securities is shared by the ESI Entities with the Schneiders.

(15) Includes 1,967,000 shares of our common stock issuable upon exchange of the Class B Common Stock in Biogas owned by affiliates of Cinergy Corp. Does not include options to acquire 40,000 shares of common stock owned by Mr. M. Stephen Harkness.

(16) Includes: (i) 101,270 shares of common stock issuable upon conversion of 20,254 shares of Series C preferred stock, (ii) 387,000 shares of common stock issuable upon exercise of Series B Warrants, and (iii) 114,640 shares of common stock issuable upon exercise of Series C Warrants. Does not include shares of common stock in which such person may have an indirect pecuniary interest by virtue of its ownership of membership interests in ESI or the 41,223 shares (including 40,000 shares issuable upon exercise of options) of common stock owned by Mr. Strauch.

(17)          Includes, all owned directly: (i) 286,662 shares of common stock,
              (ii) 150,015 shares of common stock issuable upon conversion of 30,203 shares of Series C preferred stock, (iii) options to acquire 500,000 shares of common stock; (iv) 44,505 shares of common stock issuable upon exercise of Series B Warrants, and (v) 75,394 shares of common stock issuable upon exercise of Series C Warrants.

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

AJG Financing Transactions:

In May 2001, prior to the Zapco merger, AJG Financial Services lent to Morris Genco LLC and BMC Energy LLC $5 million to finance the acquisition of the Morris project. The loan bears an interest rate of 10% per annum payable monthly. The loan matures on June 30, 2002. Interest and principal repayment on this loan are now past due. The borrowers intend to repay the loan through a refinancing of the Morris project. The loan is secured by all of the assets of BMC Energy relating to the Morris Illinois project with certain exceptions. The loan is non-recourse to the Corporation and Biogas. Prior to the Zapco merger, AJG Financial Services made a series of loans to Zapco. These loans were consolidated in a subordinated unsecured promissory note issued by Zapco at the time of the merger in the principal amount of ($3,873,000). The note accrues interest at 9% per annum and provides quarterly amortization payments of $188,000 commencing on August 1, 2000 and ending on May 1, 2007. Interest and principal payments under the loan are currently past due. The loan is non-recourse to the parent. The note is subject and subordinate to the rights of the senior project leader, John Hancock.

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

Energy Systems Investors Transaction:

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

ESI sold to Zapco stockholders, AJG Financial and Bernard Zahren immediately before the merger 223 of ESI's 776 Class A interests. As part of the same transaction, the Zapco stockholders who acquired these Class A interests acquired from us, under the plan of recapitalization, 1,935 of our Series B Warrants for each Class A interest. ESI' sole asset immediately before the merger was 861,110 shares of our Series A Preferred Stock, each share of which is convertible into four shares of our common stock. The Series A Preferred Stock was exchanged for Series D Preferred Stock when the plan of recapitalization was completed. Lawrence Schneider and Henry Schneider indirectly manage ESI and are able to vote the US Energy securities held by ESI. ESI is required to liquidate or redeem its interests no later than four years after the merger, which will require the sale or distribution of some or all of its US Energy securities. The Zapco stockholders who acquired 223 Class A interests, received in the aggregate, when the plan of recapitalization was completed, Series B Warrants exercisable for 431,505 shares of our common stock and, if the Series A Preferred Stock (replaced by Series D Preferred Stock when the plan of recapitalization was completed) were converted, an approximately 29% indirect interest in 3,444,440 shares of our common stock. As part of the plan of recapitalization 702,641 Series B Warrants were issued to ESI 300,000 Series B Warrants were issued to Lawrence Schneider and 65,854 Series B Warrants were issued to Henry Schneider. The Series B Warrants are exercisable for five years at an exercise price of $4.00 per share.

ESI repaid a promissory note in the principal amount of approximately $7.74 million, before the merger. The proceeds of the sale of the Class A interests was used to pay part of the promissory note. US Energy retroactively reduced the purchase price for the Series A Preferred Stock, thereby reducing the promissory note, by the amount of the proceeds that it received for the Series B Warrants.

Cinergy Energy Investment in U.S. Energy:

In October 2000, Cinergy Energy Solutions, Inc. ("Cinergy Energy"), an affiliate of Cinergy Corp. purchased 583,333 shares of our common stock for $3.5 million and we named M. Stephen Harkness, its president, to our board of directors.

Cinergy Energy Investment in Biogas:

Cinergy Energy, immediately prior to the merger with Zahren Alternative Power Corporation ("Zapco") bought from USE Acquisition Corp. ("Merger Sub") all the

4,574 authorized shares of Merger Sub's Class B Common Stock for $11,500,000 in cash. The proceeds of this investment were applied towards the $12 million cash payment to the former Zapco stockholders made at the completion of the Zapco merger. Following this investment and the merger, the owners of the surviving corporation (i.e., Zapco, now known as U.S. Energy Biogas) are us and Cinergy Energy. The following table provides information with respect to the stock ownership, equity and voting interests of US Energy and Cinergy Energy in Biogas, the surviving corporation:

                                                                                                 Percentage of Voting
Name of Stockholder of           Number and Class of Share of       Percentage of Equity of       Power of Surviving
Surviving Corporation            Surviving Corporation               Surviving Corporation           Corporation
-------------------------------- -------------------------------- ---------------------------- -------------------------
US Energy                        5,426 shares of Class A Common             54.26%                     80% (1)
                                 Stock (1)

                                 4,574 shares of Class B Common
Cinergy Energy                   Stock (1)                                  45.74%                     20% (1)


(1) The Class A Common Stock is entitled to one vote per share and the Class B Common Stock is entitled to approximately 0.296 votes per share. Generally, the Class A Common Stock and the Class B Common Stock vote together as one class except with respect to the specified transactions described below that require the separate approval of each class of stock.

Zahren Financial Company LLC Consulting Agreement

In July 2002, Biogas and Zahren Financial Company LLC executed a consulting agreement running through December 31, 2004. Under the consulting agreement, Biogas paid Zahren Financial Company $180,000 upon signing and is obligated to pay quarterly payments of $48,000 commencing January 1, 2003 through October 1, 2004. Biogas' obligation to make quarterly payments is supported by a performance guarantee by the Company which in turn is supported by a pledge of 114,000 of the Company's treasury shares.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Issuer has duly caused this amendment to the report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                            U.S. ENERGY SYSTEMS, INC.

April 30, 2003

By:               /s/ Goran Mornhed
                      -------------
                      Goran Mornhed
                      Chief Executive Officer


By:            /s/ Frank D. Fitzgerald
                   -------------------
                   Frank D. Fitzgerald
                   Chief Accounting Officer

                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of US Energy Systems Inc (the "Company") on Form 10-KSB/A for the year ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Goran Mornhed the Chief Executive Officer and Francis D. Fitzgerald the Chief Accounting Officer, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Dated: April 30, 2003

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

1.   I have reviewed this annual report on Form 10-KSB/A of U.S. Energy Systems
     Inc.

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

Dated: April 30, 2003


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

1.   I have reviewed this annual report on Form 10-KSB/A of U.S. Energy Systems
     Inc.

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

Dated: April 30, 2003

    /s/ FRANCIS D. FITZGERALD
        ---------------------
        Francis D. Fitzgerald
        Chief Accounting Officer
       (Principal Accounting Officer)