Form 10-Q
period 2003-03-31
U S ENERGY SYSTEMS INC
filed 2003-05-15
CIK 351917

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)
     [X] Quarterly Report under section 13 or 15(d) of the securities exchange act of 1934

         For the quarterly period ended March 31, 2003

                                       Or

     [ ] Transition report pursuant to section 13 or 15(d) of the exchange act for the transition period from _________ to ________________.


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
                                                    Yes  [X]          No  [  ]

    State the number of shares outstanding of each of issuer's classes of common equity, as of May 11, 2003:


    Title of Class                                       Number of Shares
      Common                                                11,950,163

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                                    CONTENTS


Part I: Financial Information

Item 1. Financial Statements


                                                                                                      Page

Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002...................................3


Consolidated Statements of Operations for the three months ended March 31, 2003 and for the three months ended March 31, 2002 ....................................................................................4


Consolidated Statements of Changes in Stockholders' Equity for the three months ended March 31, 2003 and for the three months ended March 31, 2002............................................................5


Consolidated Statements of Cash Flow for the three months ended March 31, 2003 and for the three months ended March 31, 2002 .............................................................................6


Notes to Consolidated Financial Statements...............................................................7


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ...........10

Item 3. Quantitative and Qualitive Disclosures About Market Risk.........................................13

Item 4. Controls and Procedures..........................................................................13


Part II. Other Information

Item 6. Exhibits and Reports on Form 8-K.................................................................13

Signature ...............................................................................................20

Certifications ..........................................................................................21


                   U.S. Energy Systems, Inc. And Subsidiaries
                           Consolidated Balance Sheets
                                 (in Thousands)

ASSETS                                                                           March 31, 2003      December 31, 2002
                                                                                    (Unaudited)              (Audited)
                                                                               -----------------    -------------------
Current Assets:
     Cash..........................................................................     $ 3,253                $ 2,968
     Restricted Cash...............................................................      14,498                 13,247
     Accounts Receivable (less allowance for doubtful accounts $1,200,000).........      10,677                  9,851
     Installments Sale Partnership Interest and Interest Receivable, Current
     Portion.......................................................................       4,926                  4,421
     Other Current Assets..........................................................       2,636                  2,339
                                                                               -----------------    -------------------
         Total Current Assets, Net.................................................      35,990                 32,826
                                                                               -----------------    -------------------

     Property, Plant and Equipment, Net............................................      64,578                 65,468
     Construction in Progress......................................................       3,944                  3,076
     Installment Sale Partnership Interest, less Current Portion...................      14,189                 14,945
     Notes Receivable..............................................................      51,450                 51,450
     Investments...................................................................       7,619                  7,613
     Deferred Costs, including Debt Issuance Costs, Net of Accumulated
     Amortization..................................................................       3,083                  2,745
     Goodwill......................................................................      28,148                 28,148
     Deferred Tax Asset............................................................      17,892                 17,405
     Other Assets..................................................................         232                    571
                                                                               -----------------    -------------------
         Total Assets..............................................................    $227,125               $224,247
                                                                               =================    ===================
LIABILITIES
Current Liabilities:
     Current Portion Long-term Debt................................................     $ 6,235                $ 6,050
     Notes Payable - Stockholder                                                          6,132                  6,132
     Accounts Payable and Accrued Expenses.........................................      13,702                 14,276
     Deferred Revenue Installment Sale Partnership Interest, Current Portion.......       1,007                  1,007
                                                                               -----------------    -------------------
         Total Current Liabilities.................................................      27,076                 27,465
                                                                               -----------------    -------------------

     Long-Term Debt less Current Portion...........................................     112,124                111,692
     Notes Payable - Stockholder...................................................       4,798                  4,798
     Deferred Revenue Installment Sale Partnership Interest, less Current                 5,679                  6,085
     Portion.......................................................................
     Rate Incentive Liability......................................................      17,219                 15,200
     Advances from Joint Ventures..................................................         102                    102
                                                                               -----------------    -------------------
         Total Liabilities.........................................................     166,998                165,342
                                                                               -----------------    -------------------
     Minority Interests.........................................................         17,804                 17,308
                                                                               -----------------    -------------------

Stockholders' equity
Preferred Stock, $.01 par Value, Authorized 10,000,000 Shares:
     Series B, Cumulative, Convertible, Issued and Outstanding 368 Shares..........          --                     --
     Series C Cumulative, Convertible, Issued and Outstanding 100,000 Shares.......           1                      1
     Series D, Cumulative, Convertible, Issued and Outstanding 1,138,888 Shares....          11                     11

Common Stock, $.01 par Value, Authorized 50,000,000 Shares, issued 12,333,613......         123                    123
Treasury Stock, 383,450 Shares of Common Stock at Cost.............................     (1,805)                (1,805)
Additional Paid-in Capital.........................................................      65,511                 65,720
Accumulated Deficit................................................................    (22,134)               (23,154)
Foreign Currency Translation Adjustment............................................         616                    701
                                                                               -----------------    -------------------
     Stockholders' Equity..........................................................      42,323                 41,597
                                                                               -----------------    -------------------
     Total Liabilities and Stockholders' Equity....................................    $227,125               $224,247
                                                                               =================    ===================

                 See notes to consolidated financial statements

                   U.S. Energy Systems, Inc. And Subsidiaries
                      Consolidated Statements Of Operations
                    (in Thousands, except Earning per Share)


                                                                                  Three Months Ended
                                                                         -------------------------------------
                                                                           March 31, 2003      March 31, 2002
                                                                              (Unaudited)         (Unaudited)
                                                                         -----------------    ----------------

Revenues............................................................             $ 11,977             $ 9,880
                                                                         -----------------    ----------------
Costs and Expenses:
     Operating Expenses.............................................                6,273               6,103
     General and Administrative Expenses............................                1,627               1,722
     Operating, General and Administrative-Non-recurring............                    -              10,234
     Depreciation and Amortization..................................                1,182               1,318
     Loss (gain) from Joint Ventures................................                    -                 (15)
                                                                         -----------------    ----------------
Total Costs and Expenses............................................                9,082              19,362
                                                                         -----------------    ----------------
Income (Loss) From Operations.......................................                2,895              (9,482)

Interest Income.....................................................                  337                 395
Interest Expense....................................................               (2,223)             (2,270)
Dividend Income.....................................................                   20                   -
Minority Interest...................................................                 (496)                 17
                                                                         -----------------    ----------------

Income (loss) before Taxes..........................................                  533             (11,340)
Income Tax Benefit..................................................                  487               5,065
                                                                         -----------------    ----------------
Income Before Cumulative Effect of Accounting Changes...............                1,020              (6,275)

Cumulative effect of Accounting change on years prior to 2002
   (Net of Income Tax of $546,000)..................................                    -                (754)
                                                                         -----------------    ----------------

Net Income (Loss)...................................................                1,020              (7,029)

Dividends on Preferred Stock........................................                 (209)               (205)
                                                                         -----------------    ----------------

Income (Loss) Per applicable to common stock........................               $  811             $(7,234)
                                                                         =================    ================

Income (Loss) per share of common stock:
     Income (Loss) per Share of Common Stock - Basic................               $  .07          $    (0.59)
                                                                         =================    ================
     Income (Loss) per Share of Common Stock - Diluted..............               $  .06          $    (0.59)
                                                                         =================    ================

     Weighted Average Number of Common Stock Outstanding - Basic....           11,950,163          12,174,775
                                                                         =================    ================
     Weighted Average Number of Common Stock Outstanding - Diluted..           17,115,089          12,174,775
                                                                         =================    ================

Other Comprehensive Income (Loss), Net of Tax
     Net  Income (Loss).............................................              $ 1,020            $ (7,029)
     Foreign Currency Translation Adjustment........................                  (85)                 29
                                                                         -----------------    ----------------
Total Comprehensive  Income (Loss)..................................               $  935            $ (7,000)
                                                                         =================    ================

              See notes to consolidated financial statements

                   U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES
                      FOR THE YEAR ENDED DECEMBER 31, 2002
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (in Thousands, except Share Data)


                              ----------------- ---------------- ----------------- ----------------- ------------------
                              Preferred Stock      Preferred     Preferred Stock   Preferred Stock    Treasury Stock
                                  Series A      Stock Series B       Series C          Series D
----------------------------- ----------------- ---------------- ----------------- ----------------- ------------------
                              No.      Amount   No.     Amount   No.      Amount    No.       Amount  No.       Amount
                              of                of               of                 of                of
                              Shares            Shares           Shares             Shares            Shares
----------------------------- -------- -------- ------- -------- -------- -------- --------- ------- --------- --------
Balance - December 31,2001          -        -     386        -  100,000       $1  1,138,888    $11  (114,700) $(495)


   Shares Issued for
     Exercised Options and
     Warrants                       -        -       -        -        -        -         -       -         -        -

   Issuance of Common Stock         -        -       -        -        -        -         -       -         -        -

   Treasury Stock                   -        -       -        -        -        -         -       -  (268,750) (1,310)

   Foreign Currency
     Translation Adjustment         -        -       -        -        -        -         -       -         -        -

   Net Loss for the year
     ended December 31, 2002        -        -       -        -        -        -         -       -         -        -

   Dividends on Preferred
     Stock:
     Series B                       -        -       -        -        -        -         -       -         -        -
     Series C                       -        -       -        -        -        -         -       -         -        -
     Series D                       -        -       -        -        -        -         -       -         -        -
----------------------------- -------- -------- ------- -------- -------- -------- --------- ------- --------- --------
                                    -        -     386        -   100,00       $1  1,138,888    $11   (383,450) $(1,805)
Balance - December 31, 2002
============================= ======== ======== ======= ======== ======== ======== ========= ======= ========= ========


                 See notes to consolidated financial statements

(con't)

                    U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES
                      FOR THE YEAR ENDED DECEMBER 31, 2002
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (in Thousands, except Share Data)


                                 Common Stock
                             ---------------------------------------------------------------------
                              No.                       Additional    Foreign
                              Shares     Amount          Paid In     Translation Accumulated
                                                         Capital     Adjustment    Deficit    Total
                             ----------  -------        --------    ----------- ---------     -----
Balance - December 31,2001   12,065,000    $121         $  65,647       $ 406    $(7,733)   $57,958


   Shares Issued for
     Exercised Options and
     Warrants                   120,637       1               230           -          -        231

   Issuance of Common Stock     147,976       1               674           -          -        675

   Treasury Stock                     -       -                 -           -          -    (1,310)

   Foreign Currency
     Translation Adjustment           -       -                 -         295          -        295

   Net Loss for the year
     ended December 31, 2002          -       -                 -           -    (15,421)   (15,421)

   Dividends on Preferred
     Stock:
     Series B                         -       -               (36)          -          -       (36)
     Series C                         -       -              (180)          -          -      (180)
     Series D                         -       -              (615)          -          -      (615)
--------------------------   ---------- --------          --------    -------- ---------    --------
Balance - December 31, 2002  12,333,613   $ 123           $65,720        $701   $(23,154)   $41,597
======================================= ========          ========    ======== =========    =========


                 See notes to consolidated financial statements

                   U.S. Energy Systems, Inc And Subsidiaries
           Consolidated Statements Of Changes In Stockholders' Equity
              For The Three Months Ended March 31, 2003 (Unaudited)
                        (in Thousands, except Share Data)



                                Preferred Stock   Preferred Stock    Preferred Stock
                                   Series B           Series C           Series D         Treasury Stock        Common Stock
                               ------------------ ----------------- ------------------- -------------------- --------------------
                               Number             Number             Number              Number              Number
                               of                 of                 of                  of                  of
                               Shares    Amount   Shares   Amount    Shares     Amount   Shares   Amount     Shares     Amount
                               --------- -------- -------- -------- ---------- -------- --------- ---------- ---------- ---------
Balance - December 31, 2002         386        -  100,000       $1  1,138,888      $11  (383,450)  $(1,805)  12,333,613     $123

Shares Issued for Exercised
   Options and Warrants

Issuance of Common Stock
   Foreign Currency Translation
   Adjustment

Net Income for the three months
   ended March 31, 2003

Dividends on Preferred Stock:
   Series B
   Series C
   Series D
                               --------- -------- -------- -------- ---------- -------- --------- ---------- ---------- ---------
Balance - March 31, 2003            368        -  100,000       $1  1,138,888      $11  (383,450)  $(1,805)  12,333,613     $123
                               ========= ======== ======== ======== ========== ======== ========= ========== ========== =========

                 See notes to consolidated financial statements

(CON'T)

                    U.S. Energy Systems, Inc And Subsidiaries
           Consolidated Statements Of Changes In Stockholders' Equity
              For The Three Months Ended March 31, 2003 (Unaudited)
                        (in Thousands, except Share Data)



                               ----------- --------------- ------------ --------
                               Additional   Accumulated
                                Paid-In     Comprehensive  Accumulated
                                Capital       Income        Deficit    Total
                               ----------- --------------- ---------- ----------
Balance - December 31, 2002      $65,720       $701        $(23,154)    $41,597

Shares Issued for Exercised
   Options and Warrants

Issuance of Common Stock
   Foreign Currency Translation
   Adjustment                                   (85)                        (85)

Net Income for the three months
   ended March 31, 2003                                       1,020       1,020

Dividends on Preferred Stock:
   Series B                           (9)                                    (9)
   Series C                          (45)                                   (45)
   Series D                         (155)                                  (155)
                              ----------- ------------   ------------ ----------
Balance - March 31, 2003         $65,511       $616       $ (22,134)    $42,323
                              =========== ============   ============ ==========


                 See notes to consolidated financial statements

                    U.S. Energy Systems, Inc And Subsidiaries
                      Consolidated Statements Of Cash Flows
                                 (in Thousands)

                                                                                                   Three Months Ended
                                                                                          -------------------------------------
                                                                                            March 31, 2003      March 31, 2002
                                                                                               (Unaudited)         (Unaudited)
                                                                                          -----------------    ----------------
Cash Flows from operating activities:
     Net Income (Loss)..................................................................           $ 1,020           $ (7,029)

     Adjustments to reconcile Net Income to Net Cash provided by (used in )
     Operating Activities:
         Depreciation and Amortization..................................................             1,182              1,318
         Write-down of Goodwill.........................................................                 -              1,300
         Recognition of Development Costs...............................................                 -              1,900
         Minority Interest..............................................................               496              5,149
         Deferred Tax Asset.............................................................              (487)            (5,739)

     Changes In:
         Accounts Receivable and Other..................................................              (826)             2,793
         Other Current Assets...........................................................              (297)               421
         Other Assets...................................................................               339                853
         Accounts Payable and Accrued Expenses..........................................              (574)             3,293
         Deferred Revenue and Other.....................................................              (406)            (1,176)
         Rate Incentive Liability.......................................................             2,019              1,341
                                                                                          -----------------    ----------------
     Net Cash provided by Operating Activities..........................................             2,466              4,424
                                                                                          -----------------    ----------------

Cash Flows from investing activities:
     Change in Investments..............................................................                (6)             1,487
     Acquisitions of Property and Equipment.............................................              (263)              (410)
     Change in Property and Equipment...................................................                 -              3,354
     Construction in Progress...........................................................              (868)              (472)
     Deferred Financial Costs...........................................................              (367)                 -
                                                                                          -----------------    ----------------
     Net Cash( provided by) used in Investing Activities................................            (1,504)             3,959
                                                                                          -----------------    ----------------

Cash flows from financing activities:
     Payment of Long-Term Debt..........................................................            (1,122)              (354)
     Additional Long-Term Debt..........................................................             1,654             45,613
     Proceeds from Note Receivables.....................................................               251                548
     Financing of Energy Projects.......................................................                 -            (56,803)
     Proceeds from Exercise of Options and Warrants.....................................                 -                181
     Dividends on Preferred Stock.......................................................              (209)              (205)
                                                                                          -----------------    ----------------
     Net Cash used in (provided by) Financing Activities................................               574            (11,020)
                                                                                          -----------------    ----------------
Net Increase (DECREASE ) in cash........................................................             1,536             (2,637)
     Cash - Beginning of Year...........................................................            16,215             25,415
                                                                                          -----------------    ----------------
     Cash - End of Year.................................................................           $17,751            $22,778
                                                                                          =================    ================
Supplemental Disclosure of Cash Flow Information:
     Cash Paid for Interest.............................................................           $ 1,482            $ 2,270
                                                                                          =================    ================
Supplemental Disclosure of non-cash financing activities:
     Issuance of Common Stock for Investment in SEFL....................................                 -              $  675
                                                                                          -------------------  ================

                 See notes to consolidated financial statements

                   U.S. Energy Systems, Inc. And Subsidiaries
             Notes To Consolidated Financial Statements (Unaudited)
          For The Three Months Ended March 31, 2003 And March 31, 2002

Note A - Basis Of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and Regulations S-X, and accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. The results for the three months are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in the U.S. Energy Systems Inc.'s (the "Company") Annual Report Form 10-KSB for the year ended December 31, 2002, as amended.

Note B - Net Income (Loss) Per Share

Net Income (Loss) per share has been computed on the basis of the weighted average number of shares outstanding during the periods. In case of (Loss), common stock equivalents have not been included in the computation since their inclusion would be anti-dilutive.

Note C - Income Taxes

The three month financial statements for the period ended March 31, 2003, reflects an increase in the deferred tax asset due to the use of accelerated deprecation for tax purposes in this quarter.

The three-month financial statements for the period ended March 31, 2002, reflects an increase in the deferred tax asset due to an increase in net operating loss carry-forwards in this quarter.

Note D - Additional Capital

For the three months ended March 31, 2003, no stock options were exercised. For the three months ended March 31, 2002, 120,637 stock options were exercised, resulting in the receipt of a total of $231,000 in cash.

Note E - Investments

Scandinavian Energy Finance, Limited / EnergiSystem Sverige. In March 2002, together with EIC Electricity SA ("EIC"), a Swiss investment company specializing in energy investments, we formed a joint venture, Scandinavian Energy Finance, Limited ("SEFL") and financed a new Swedish energy group, EnergiSystem Sverige AB ("EnergiSystem"). SEFL has a 25 year option to acquire 90% of the fully diluted equity of EnergiSystem for a nominal sum. As part of the transaction, EnergiSystem acquired seven operating district energy systems and several late-stage development projects. Currently, the operations provide biomass-fueled energy to 800 customers serving the equivalent of approximately 30,000 households in ten communities in the vicinity of Stockholm, Sweden. A significant portion of the energy is provided under long-term contracts. The energy market in Sweden is deregulated, and district energy markets are not subject to government rate regulation.

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

A Swedish bank provided SEFL with approximately $45 million of long term financing on a non-recourse basis to SEFL's stockholders. The financing carries a variable interest rate of the Stockholm Inter-Bank Offered Rate ("STIBOR") plus 30 basis points per annum, capped at 4.7% for the first 5 years and a rate of STIBOR plus 110 basis points per annum thereafter. The loan has a 25 year term with no amortization during the first ten years.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation

The following discusses U. S. Energy Systems, Inc.'s operating results and financial condition:

Results Of Operations

In our Annual Report on Form 10-KSB for the year ended December 31, 2002, as amended, we reported that we would undertake an evaluation of certain business units in connection with our transition to a provider of energy outsourcing services. The evaluation focused on the Company's geothermal businesses, environmental consulting operations, certain joint venture initiatives and corporate development strategies. As a result, the Company implemented a plan to redirect certain of its operating units and portions of recently acquired operations that were either unprofitable or unrelated to the Company's core business functions and, thus, inconsistent with its business goal to provide long-term energy services to large energy consumers in its target markets and generate stable earnings to stockholders. As part of this effort, the Company also abandoned plans for several development projects. The redirection of these business units and assets was partially completed in fiscal year 2002 in an orderly manner and was undertaken to maximize value for shareholders. The implementation of these efforts were accomplished through the sale, divestiture or discontinuation of the relevant business unit, asset or activity. The Company believed it to be a prudent step in 2002 to adjust valuations and take charges on business units and assets unrelated to its core focus.

The Company recorded $10,234,000 of operating, general and administrative non-recurring expenses in the first quarter of 2002. On the operating expense side, these non-recurring expenses resulted from the adjustment of tangible assets held at subsidiaries such as fixed assets and investments as well as the recognition of deferred projects and acquisition costs by USE corporate. Accruals for potential costs related to the possible sale, divestiture or discontinuation of certain business units were made in the first and fourth quarter as part of both operating and general and administrative expense.

Additionally, in the first quarter of 2002 the Company recognized a change in accounting principle of $754,000 (net of $546,000 tax) to reflect the application of FASB No. 142 against the recorded goodwill of U.S. Energy Environmental Corp.

Revenues for the three month periods ended March 31, 2003 and 2002 were as follows:

                                Three Months Ended
                                  (in thousands)
                        ------------------------------------
                         March 31, 2003      March 31, 2002
                        ----------------    ----------------
Operations Group                $11,812              $9,880
Corporate Group                     165                   -
                        ----------------    ----------------
                                $11,977              $9,880
                        ================    ================


Total revenues increased by $2,097,000 or 21% in the three months ended March 31,2003 ("First Quarter 2003") as compared to the three months ended March 31, 2002 ("First Quarter 2002") mainly due to higher sales volume in the Biogas and Canadian businesses in the First Quarter of 2003 and a full quarter of SEFL revenues as compared to the 19-day period in the First Quarter 2002. Finally, revenue of $1,255,000 from USE Enviro, which was sold on June 30, 2002, is included in the First Quarter 2002. If a comparison is made between First Quarter 2003 to First Quarter 2002 excluding USE Enviro revenue, then First Quarter 2003 revenue increased $3,352,000 or 39%.

Operating expense for the three month periods were as followed:

                                Three Months Ended
                                  (in thousands)
                        ------------------------------------
                        March 31, 2003      March 31, 2002
                        ----------------    ----------------
Operations Group                 $6,273              $6,103
Corporate Group                       -                   -
                        ----------------    ----------------
                                 $6,273              $6,103
                        ================    ================


Operating expenses increased by 3%, or approximately $170,000 to $6,273,000 in First Quarter 2003 compared to First Quarter 2002. Additionally, operating expense of $1,039,000 from the USE Enviro subsidiary, which was sold on June 30, 2002, is included in the First Quarter 2002. If a comparison is made between First Quarter 2003 to First Quarter 2002 operating expenses excluding USE Enviro operating expenses, then First Quarter 2003 operating expenses increased $1,209,000 or 24%. This increase is mainly due to the inclusion for the full quarter of operating expenses for SEFL as compared to the 19-day period in the First Quarter 2002 and increases in overtime and maintenance expenses in the Biogas and Canadian business due to increased demand.

The components of general and administrative expenses for the three month periods were as follows:

                                      Three Months Ended
                                        (in thousands)
                              ------------------------------------
                               March 31, 2003      March 31, 2002
                              ----------------    ----------------
Salaries and Consulting                 $ 725               $ 759
Legal and Professional                    217                 207
Insurance                                 425                 375
Corporate Expenses                         35                  25
Other                                     225                 356
                              ----------------    ----------------
     Total                             $1,627              $1,722
                              ================    ================


General & administrative expenses decreased by $95,000 or 6% in First Quarter 2003 from First Quarter 2002. Additionally, general and administrative expenses of $196,000 from USE Enviro, which was sold on June 30, 2002, is included in the First Quarter 2002. If a comparison is made between First Quarter 2003 and First Quarter 2002 general and administrative expenses excluding USE Enviro general and administrative expense, then First Quarter 2003 general and administrative expenses increased $101,000 or 7%. This reflects an increase in compensation, including severance payouts, and in support services, e.g. telephone, utilities, supplies.

Depreciation and amortization expense decreased to $1,182,000 in the First Quarter 2003 compared to $1,318,000 in the First Quarter 2002, mainly due to a higher average depreciable life of the assets in First Quarter 2003. First Quarter 2002 depreciation and amortization expense, excluding USE Enviro, would have been $1,210,000 and would be a decrease compared to First Quarter of 2003 of $28,000 or 2%.

The decrease in interest income of $58,000 in First Quarter 2003 over First Quarter 2002 is primarily due to lower interest earnings on decreased average cash balances during the quarter and lower market rates. Interest expense decreased $47,000 to $2,223,000 in First Quarter 2003 compared to First Quarter 2002 of $2,270,000.

Liquidity And Capital Resources

At March 31, 2003, cash and cash equivalents totaled approximately $17,751,000 of which $3,253,000 was unrestricted, as compared to $2,968,000 of unrestricted cash at December 31, 2002. In connection with notes payable by certain Biogas subsidiaries, the lender required these subsidiaries to maintain various restricted cash accounts, which, at March 31, 2003, amounted to $14,498,000. This amount also includes approximately $1.2 million of funds the Company set aside to ensure the payment of dividends on certain series of our preferred stock. These funds were set apart in conjunction with the approval of our plan of recapitalization.

During the three months ended March 31, 2003, cash flow of $2,466,000 from operating activities and $574,000 from financing activities were used to fund the $1,504,000 of investing activities. An overall increase in cash of $1,536,000 was still achieved in First Quarter 2003.

Cash flow from operating activities during the three months ended March 31, 2003 was $2,466,000 as compared to $4,424,000 at March 31, 2002.

Our consolidated working capital was $8,914,000 at March 31, 2003 compared to $5,361,000 at December 31, 2002.

We continue to evaluate current and forecasted cash flow as a basis to determine financing operating requirements and capital expenditures. We believe that we will have sufficient liquidity from cash flow from operations, sales of assets, and working capital to satisfy all obligations under outstanding indebtedness and to refinance a shareholder loan to certain Biogas subsidiaries relating to the Morris Illinois project which has come due, to make current a shareholder loan to Biogas of which interest and scheduled amortization payments are past due, to finance anticipated capital expenditures and to fund working capital requirements for the next twelve months.

Cautionary Statement Relating To Forward Looking Statements

This Form 10-Q contains certain "forward looking statements" which represent our expectations or beliefs, including, but not limited to, statements concerning industry performance and our operations, performance, financial condition, growth and strategies. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify certain forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors which are noted herein, including but not limited to the potential impact of competition, changes in local or regional economic conditions, our ability to continue our growth strategy, dependence on management and key personnel, supervision and regulation issues and the ability to find financing on terms suitable to us. Additional factors which may impact our business, prospects, operating results and financial condition are described under the caption "Risk Factors" in our Annual Report on Form 10-KSB for the year ended December 31, 2002, as amended

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various types of market risk in the normal course of our business, including the impact of interest rate changes, foreign currency exchange rate fluctuations, changes in equity investment prices and changes in corporate tax rates.


It is our general policy to not enter into any interest rate, foreign currency or derivative transactions as a hedge against these market risks as the underling assets and investments are long-term in nature. This issue is discussed in more detail on Form-KSB for the period ended December 31, 2002, as amended.

Item 4:  Controls and Procedures
(a)      Evaluation of Disclosure Controls and Procedures

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

Part II _ Other Information

ITEM 6 - Exhibits


Exhibit
Number         Description
-------------- ------------------------------------------------------------------------------------------------------
2.1            Merger Agreement by and between the Company, USENVIRO Merger Corp., American Enviro-Services, Inc.,
               and the shareholders of American Enviro-Services, dated as of August 4, 1997 (4)
-------------- ------------------------------------------------------------------------------------------------------
2.2            Subscription Agreement dated as of August 23, 2000, by and among U.S. Energy System Castlebridge,
               LLC ("USE Sub"), Kemper-Castlebridge, Inc., ("KC"), GKM II Corporation ("GKM") and Castlebridge
               Partners, LLC ("Castlebridge") (9)
-------------- ------------------------------------------------------------------------------------------------------
2.3            Agreement and Plan of Reorganization and Merger dated as of November 28, 2000, by and among U.S.
               Energy Systems, Inc. ("US Energy"), USE Acquisition Corp.  ("US Energy Sub"), and Zahren Alternative
               Power Corp.  ("Zapco") (without schedules or exhibits) (the "Merger Agreement").  (11)
-------------- ------------------------------------------------------------------------------------------------------
2.4            Amendment No 1 dated as of the 11th day of December, 2000 to the Merger Agreement. (11)
-------------- ------------------------------------------------------------------------------------------------------
2.5            Amendment No. 2 dated as of the 19th day of December, 2000 to the Merger Agreement. (15)
-------------- ------------------------------------------------------------------------------------------------------
2.6            Amendment No. 3 dated as of the 19th day of January, 2001 to the Merger Agreement.  (15)
-------------- ------------------------------------------------------------------------------------------------------
2.7            Amendment No. 4 dated as of the 23rd day of February, 2001 to the Merger Agreement. (15)
-------------- ------------------------------------------------------------------------------------------------------
2.8            Amendment No. 5 dated April 30, 2001 to the Merger Agreement. (16)
-------------- ------------------------------------------------------------------------------------------------------
2.9            Stock Purchase Agreement dated as of June 11, 2001 by and between USE Canada Acquisition Corp. and
               Trigen-Canada Company LLC. (17)
-------------- ------------------------------------------------------------------------------------------------------
2.10           Amendment No. 6 dated as of November 1, 2002 to the merger Agreement. (18)
-------------- ------------------------------------------------------------------------------------------------------
2.11           Amendment No. 7 dated as of the 10th day of February, 2003 to the Merger Agreement. (19)
-------------- ------------------------------------------------------------------------------------------------------
2.12           Amendment No. 8 dated as of the 13th day of March, 2003 to the Merger Agreement. (19)
-------------- ------------------------------------------------------------------------------------------------------
3.1            Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware.
               (1)
-------------- ------------------------------------------------------------------------------------------------------
3.2            By-Laws of the Company (2)
-------------- ------------------------------------------------------------------------------------------------------
3.3            Articles of Organization of Steamboat Envirosystems, L.C (1)
-------------- ------------------------------------------------------------------------------------------------------
3.4            Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company (10)
-------------- ------------------------------------------------------------------------------------------------------
3.5            Certificate of Increase of Series A Convertible Preferred Stock of the Company (10)
-------------- ------------------------------------------------------------------------------------------------------
3.6            Amended and Restated By-Laws of US Energy (11)
-------------- ------------------------------------------------------------------------------------------------------
3.7            Form of Certificate of Designation for US Energy's Series C Preferred Stock (15)
-------------- ------------------------------------------------------------------------------------------------------
3.8            Form of Certificate of Designation for US Energy's Series D Preferred Stock (15)
-------------- ------------------------------------------------------------------------------------------------------


3.9            Certificate of Correction to Certificate of Designation of Series A Preferred Stock (15)
-------------- ------------------------------------------------------------------------------------------------------
3.10           Certificate of Correction to Certificate of Designation of Series B Preferred Stock (15)
-------------- ------------------------------------------------------------------------------------------------------
4.1            Specimen Stock Certificate (1)
-------------- ------------------------------------------------------------------------------------------------------
4.2            Form of Warrant (1)
-------------- ------------------------------------------------------------------------------------------------------
4.3            Form of Warrant Agreement (1)
-------------- ------------------------------------------------------------------------------------------------------
4.4            Form of Representative's Purchase Option (1)
-------------- ------------------------------------------------------------------------------------------------------
4.5            Certificate of Designation of Series A Convertible Preferred Stock of the Company as filed with the
               Secretary of State of Delaware on March 23, 1998 (7)
-------------- ------------------------------------------------------------------------------------------------------
4.6            Certificate of Designation of Series B Convertible Preferred Stock of the Company as filed with the
               Secretary of the State of Delaware (14)
-------------- ------------------------------------------------------------------------------------------------------
4.7            Amended and Restated Plan of Recapitalization dated as of July 31, 2000 by and between the Company and the parties identified therein. (15)
-------------- ------------------------------------------------------------------------------------------------------
4.8            Form of Series B Warrant to Purchase Shares of Common Stock (10)
-------------- ------------------------------------------------------------------------------------------------------
4.9            Form of Series C Redeemable Common Stock Purchase Warrant of US Energy (11)
-------------- ------------------------------------------------------------------------------------------------------
10.1           Plan of Reorganization of Cogenic Energy Systems, Inc. (2)
-------------- ------------------------------------------------------------------------------------------------------
10.2           8% Convertible Subordinated Debenture due 2004 (2)
-------------- ------------------------------------------------------------------------------------------------------
10.5           Purchase Agreement, dated as of January 24, 1994, between Lehi Co-Gen Associates, L.C. and Lehi
               Envirosystems, Inc. (2)
-------------- ------------------------------------------------------------------------------------------------------
10.6           Operating Agreement among Far West Capital, Inc., Suma Corporation and Lehi Envirosystems, Inc.
               dated January 24, 1994 (2)
-------------- ------------------------------------------------------------------------------------------------------
10.7           Form of Purchase and Sale Agreement between Far West Capital, Inc., Far West Electric Energy Fund,
               and L.P., 1-A Enterprises, the Company and Steamboat LLC (1)
-------------- ------------------------------------------------------------------------------------------------------
10.8           Form of Operation and Maintenance Agreement between Steamboat LLC and S.B. Geo, Inc. (1)
-------------- ------------------------------------------------------------------------------------------------------
10.9           Letter Agreement, dated as of November 8, 1994, between the Company, PSC Cogeneration Limited
               Partnership, Central Hudson Cogeneration, Inc. and Independent Energy Finance Corporation (1)
-------------- ------------------------------------------------------------------------------------------------------
10.10          Agreement among the Company, Plymouth Envirosystems, Inc., IEC Plymouth, Inc. and Independent Energy
               Finance Corporation dated November 16, 1994 (1)
-------------- ------------------------------------------------------------------------------------------------------
10.11          Amended and Restated Agreement of Limited Partnership of Plymouth Cogeneration Limited Partnership
               between PSC Cogeneration Limited Partnership, Central Hudson Cogeneration, Inc. and Plymouth
               Envirosystems, Inc. dated November 1, 1994 (1)
-------------- ------------------------------------------------------------------------------------------------------
10.12          Amended and Restated Agreement of Limited Partnership of PSC Cogeneration Limited Partnership among
               IEC Plymouth, Inc., Independent Energy Finance Corporation and Plymouth Envirosystems, Inc. dated
               December 28, 1994 (1)
-------------- ------------------------------------------------------------------------------------------------------
10.13          Purchase and Sale Agreement, dated as of December 31, 1995, between the Company, Far West Capital,
               Inc., Far West Electric Energy Fund, L.P., 1-A Enterprises and Steamboat Enviro systems, LLC (1)
-------------- ------------------------------------------------------------------------------------------------------
10.13(a)       Letter Agreement, dated September 25, 1996, between the Company and Far West Capital, Inc. (1)
-------------- ------------------------------------------------------------------------------------------------------


10.16          Security Agreement and Financing Statement among the Company, Lehi Envirosystems, Inc., Plymouth
               Envirosystems, Inc. and Anchor Capital Company, LLC dated June 14, 1995, as amended (1)
-------------- ------------------------------------------------------------------------------------------------------
10.20          Lease dated September 1, 1995 between the Company and Gaedeke Holdings, Ltd. (1)
-------------- ------------------------------------------------------------------------------------------------------
10.21          Documents related to Private Placement (1)
-------------- ------------------------------------------------------------------------------------------------------
10.21(a)       Certificate of Designations (1)
-------------- ------------------------------------------------------------------------------------------------------
10.22          Purchase Agreement between the Company and Westinghouse Electric Corporation dated as of November 6,
               1995 and amendments thereof (1)
-------------- ------------------------------------------------------------------------------------------------------
10.25(a)       Long-Term Agreement for the Purchase and Sale of Electricity
               Between Sierra Pacific Power Company and Far West Capital, Inc.
               dated October 29, 1988 (1)
-------------- ------------------------------------------------------------------------------------------------------
10.25(b)       Assignment of Interest, dated December 10, 1988 by and between Far West Capital, Inc. and 1-A
               Enterprises (1)
-------------- ------------------------------------------------------------------------------------------------------
10.25(c)       Letter dated August 18, 1989 by Gerald W. Canning, Vice President of Electric Resources, consenting to the Assignment of Interest on behalf of Sierra Pacific Power Company (1)
------------------------------------------------------------------------------------------------------
10.26(a)       Agreement for the Purchase and Sale of Electricity, dated as of November 18, 1983 between Geothermal
               Development Associates and Sierra Pacific Power Company (1)
-------------- ------------------------------------------------------------------------------------------------------
10.26(b)       Amendment to Agreement for Purchase and Sale of Electricity,
               dated March 6, 1987, by and between Far West Hydroelectric Fund,
               Ltd. and Sierra Pacific Power Company (1)
-------------- ------------------------------------------------------------------------------------------------------
10.27          Loan and Option Agreement dated August, 1996 by and among NRG Company, LLC and Reno Energy, LLC and
               ART, LLC and FWC Energy, LLC, and amendments thereto (1)
-------------- ------------------------------------------------------------------------------------------------------
10.28          Promissory Note dated August 9, 1996 for $300,000 from Reno Energy, LLC to NRG Company, LLC (1)
-------------- ------------------------------------------------------------------------------------------------------
10.29          Letter of Intent dated July 15, 1996 on behalf of Reno Energy, LLC (1)
-------------- ------------------------------------------------------------------------------------------------------
10.30          Limited Liability Company Operating Agreement of NRG Company, LLC dated as of September 8, 1996, and amendments thereto (1)
-------------- ------------------------------------------------------------------------------------------------------
10.31          Form of Limited Liability Company Operating Agreement of Steamboat, Envirosystems, L.C. dated as of
               October, 1996 (1)
-------------- ------------------------------------------------------------------------------------------------------
10.32          Form of Debenture Conversion Agreement (1)
-------------- ------------------------------------------------------------------------------------------------------
10.33(a)       First Amended and Restated Loan and Option Agreement, dated April 9, 1997, by and between USE Geothermal,
               LLC, and Reno Energy LLC, ART, LLC and FWC Energy, LLC (3)
-------------- ------------------------------------------------------------------------------------------------------
10.33(b)       Note in the amount of $1,200,000, dated as of April 9, 1997, made by Reno Energy LLC in favor of USE
               Geothermal, LLC (3)
-------------- ------------------------------------------------------------------------------------------------------
10.33(c)       Security Agreement, dated as of April 9, 1997, made by Reno Energy LLC in favor of USE Geothermal,
               LLC (3)
-------------- ------------------------------------------------------------------------------------------------------
10.33(d)       Form of Security Agreement and Collateral Assignment, entered into by and between USE Geothermal, LLC and both FWC
               Energy LLC and ART LLC (3)
-------------- ------------------------------------------------------------------------------------------------------
10.33(e)       Guaranty Agreement, dated as of April 9, 1997, made by FWC Energy LLC and ART LLC in favor of USE
               Geothermal, LLC (3)
-------------- ------------------------------------------------------------------------------------------------------
10.34          1996 Stock Option Plan (5)
-------------- ------------------------------------------------------------------------------------------------------
10.35          Form of 9% Convertible Subordinated Secured Debenture due 2004 (6)
-------------- ------------------------------------------------------------------------------------------------------
10.36          Form of Employment Agreement by and between the Company and Howard Nevins (4)
-------------- ------------------------------------------------------------------------------------------------------


10.37          Subscription Agreement, dated March 20, 1998, between the Company and Energy Systems Investors, LLC
               (7)
-------------- ------------------------------------------------------------------------------------------------------
10.38          Registration Rights Agreement, dated March 20, 1998, between the Company and Energy Systems
               Investors, LLC (7)
-------------- ------------------------------------------------------------------------------------------------------
10.39          Amended and Restated Stock Option Agreement between the Company and Lawrence I. Schneider dated May
               10, 2000 with respect to 750,000 shares of the Company Common Stock (10)
-------------- ------------------------------------------------------------------------------------------------------
10.40          Amended and Restated Stock Option Agreement between the Company and Goran Mornhed dated May 10, 2000 with respect to 1,000,000 shares of the Company Common Stock (10)
-------------- ------------------------------------------------------------------------------------------------------
10.41          Pledge Agreement dated as of July 31, 2000 by and between the Company and Energy Systems Investors,
               L.L.C. (10)
-------------- ------------------------------------------------------------------------------------------------------
10.42          Limited Recourse Promissory Note dated July 31, 2000 issued by Energy Systems Investors, L.L.C. in favor of the Company (10)
-------------- ------------------------------------------------------------------------------------------------------
10.43          Stockholders' and Voting Agreement dated as of November 28, 2000 by and among AJG Financial
               Services, Inc., Bernard Zahren, Environmental Opportunities Fund, Environmental Opportunities
               Fund/Cayman, Finova Mezzanine Capital Corp., Frederic Rose, M & R Associates, Martin F. Laughlin,
               Michael J. Carolyn and Richard J. Augustine (collectively, the "Zapco Stockholders"), US Energy,
               Cinergy Solutions, Inc. ("Cinergy Solutions") and certain stockholders of US Energy.  (11)
-------------- ------------------------------------------------------------------------------------------------------
10.44          Termination Fee Agreement dated as of November 28, 2000 by and among US Energy, Zapco and Cinergy
               Energy Solutions, Inc. ("Cinergy Energy").  (11)
-------------- ------------------------------------------------------------------------------------------------------
10.45          Indemnification Agreement dated as of November 28, 2000 by and among the Zapco Stockholders, Zapco,
               US Energy, US Energy Sub and Cinergy Energy.  (11)
-------------- ------------------------------------------------------------------------------------------------------
10.46          Escrow Agreement dated November 28, 2000 by and among the Zapco Stockholders, Zapco, US Energy, US
               Energy Sub, Cinergy Energy and Tannenbaum Helpern Syracuse & Hirschtritt LLP as Escrow Agent.  (11)
-------------- ------------------------------------------------------------------------------------------------------
10.47          Registration Rights Agreement dated November 28, 2000 by and among US Energy and the Zapco
               Stockholders.  (11)
-------------- ------------------------------------------------------------------------------------------------------
10.48          Employment Agreement dated November 28, 2000 by and between US Energy and Bernard Zahren.  (11)
------------- ------------------------------------------------------------------------------------------------------
10.49          Form of Stock Option Agreement to be entered into by and between US Energy and Bernard Zahren.  (11)
-------------- ------------------------------------------------------------------------------------------------------
10.50          Performance Guaranty dated as November 28, 2000 of US Energy.(11)
-------------- ------------------------------------------------------------------------------------------------------
10.51          Performance Guaranty of Cinergy Solutions Holding Company, Inc. dated as of November 28, 2000.  (11)
-------------- ------------------------------------------------------------------------------------------------------
10.52          Subscription Agreement dated as of November 28, 2000 by and among US Energy, US Energy Sub and
               Cinergy Energy.  (11)
-------------- ------------------------------------------------------------------------------------------------------
10.53          Stockholders Agreement dated as of November 28, 2000 by and among US Energy, US Energy Sub and
               Cinergy Energy.  (11)
-------------- ------------------------------------------------------------------------------------------------------
10.54          Indemnification Agreement dated as of November 28, 2000 by and among US Energy, US Energy Sub and
               Cinergy Energy.  (11)
-------------- ------------------------------------------------------------------------------------------------------
10.55          Employment Agreement dated as of May 10, 2000 by and between the Company and Lawrence Schneider (13)
-------------- ------------------------------------------------------------------------------------------------------
10.56          Employment Agreement dated as of May 10, 2000 by and between the Company and Goran Mornhed (13)
-------------- ------------------------------------------------------------------------------------------------------
10.57          2000 Executive Incentive Compensation Plan (13)
-------------- ------------------------------------------------------------------------------------------------------
10.58          2000 Executive Bonus Plan (13)
------------- ------------------------------------------------------------------------------------------------------

10.59          Stock Option Agreement between the Company and Lawrence Schneider with respect to 1,000,000 shares of Common Stock (13)
-------------- ------------------------------------------------------------------------------------------------------
10.60          Stock Option Agreement between the Company and Goran Mornhed with respect to 187,500 shares of
               Common Stock (13)
-------------- ------------------------------------------------------------------------------------------------------
10.61          Stock Option Agreement between the Company and Goran Mornhed with respect to 562,500 shares of
               Common Stock (13)
------------- ------------------------------------------------------------------------------------------------------
10.62          Standby Payment Agreement dated as of June 11, 2001 by and among U. S. Energy Systems, Inc., USE
               Canada Acquisition Corp. and AJG Financial Services, Inc.(17)
-------------- ------------------------------------------------------------------------------------------------------
10.63          Promissory Note dated June 11, 2001 made by USE Canada Acquisition Corp. in favor of Trigen - Canada
               Company LLC (17)
-------------- ------------------------------------------------------------------------------------------------------
10.64          Guaranty made as of June 11, 2001 by USE Energy Systems, Inc. in favor of Trigen - Canada Company
               LLC and the other person identified therein (17)
-------------- ------------------------------------------------------------------------------------------------------
10.65          Development Incentive Plan (18)
-------------- ------------------------------------------------------------------------------------------------------
10.66          Corporate Incentive Plan (18)
-------------- ------------------------------------------------------------------------------------------------------
10.67          Finance Incentive Plan (18)
-------------- ------------------------------------------------------------------------------------------------------
10.68          Employment Agreement dated as of August 20, 2001 between the Company and Allen J. Rothman (18)
-------------- ------------------------------------------------------------------------------------------------------
10.69          Employment Agreement dated as of January 1, 2002 between the Company and Edward Campana (18)
-------------- ------------------------------------------------------------------------------------------------------
10.70          Employment Agreement dated as of September 8, 2000 between the Company and Henry Schneider (18)
-------------- ------------------------------------------------------------------------------------------------------
10.71          Shareholder Agreement dated March 2002 by and among Scandinavian Energy Finance Limited, Endoray
               Investments BV, US Energy Systems, Inc., EIC Investments (Jersey) Limited and A&A EIC Electricity
               Investment Company (18)
-------------- ------------------------------------------------------------------------------------------------------
10.72          Financing Agreement dated as of March 11, 2002 by and between Scandinavian Energy Finance Limited and
               Gigantissimo 2321 AB n/k/a EnergiSystems Sverige AB (18)
-------------- ------------------------------------------------------------------------------------------------------
10.73          Conditions on Gigantissimo 2321 AB n/k/a EnergiSystems Sverige AB's Convertible Debenture Loan
               2002-2027 (18)
-------------- ------------------------------------------------------------------------------------------------------
10.74          Subordinated Loan Agreement dated as of March 11, 2002 between Gigantissimo 2324 AB to be renamed
               Narvarme Acquisition I and AB Scandinavian Energy Finance Limited (18)
-------------- ------------------------------------------------------------------------------------------------------
10.75          Shareholders Agreement dated as of March 11, 2002 by and among Goran Ernstson, Scandinavian Energy
               Finance Limited, Lansforsakringar Liv Forsakringsaktiebolag for the shares of Gigantissimo 2321 AB n/k/a
               EnergiSystem Sverige AB (18)
-------------- ------------------------------------------------------------------------------------------------------
10.76          Security Holders Agreement dated as of March 11, 2002 between Scandinavian Energy Finance Limited and Goran Ernstson (18)
-------------- ------------------------------------------------------------------------------------------------------
10.77          Option Agreement dated as of March 7, 2002 by and between Goran Ernstson and Scandinavian Energy
               Finance Limited (18)
-------------- ------------------------------------------------------------------------------------------------------
10.78          Amendment No. 1 to Escrow Agreement dated as of May 22, 2001 by and among the Zapco stockholders,
               Zapco, US Energy, USE Acquisition Corp., Cinergy Energy and Tannenbaum Helpern Syracuse &
               Hirschtritt LLP as Escrow Agent (18)
-------------- ------------------------------------------------------------------------------------------------------
10.79          Amendment No. 1 to Indemnification Agreement dated as of May 11, 2001 by and among  the Zapco stockholders, Zapco, US Energy, USE Acquisition Corp. and Cinergy Energy (18)
-------------- ------------------------------------------------------------------------------------------------------
10.80          Amendment No. 2 to Indemnification Agreement dated as of Npvember 1, 2002 by and among stockholders,
               Zapco, US Energy, USE Acquisition Corp. and Cinergy Energy (18)
-------------- ------------------------------------------------------------------------------------------------------

10.81          Amendment No. 2 to Escrow Agreement dated as of November 1, 2002 by and amoung the Zapco stockholders, Zapco, US Energy, USE Acquisition Corp., Cinergy  Energy and Tannebaum Helpern
               Syracuse & Hirschtritt LLP as Escrow Agent. (18)
-------------- ------------------------------------------------------------------------------------------------------
10.82          Amendment No. 3 dated as of the 10th day of February, 2003 to the Indemnification Agreement. (19)
-------------- ------------------------------------------------------------------------------------------------------
10.83          Amendment No. 4 dated as of the 13th day of March, 2003 to the Indemnification Agreement. (19)
-------------- ------------------------------------------------------------------------------------------------------
10.84          Amendment No. 3 dated as of the 10th day February, 2003 to the Escrow Agreement. (19)
-------------- ------------------------------------------------------------------------------------------------------
10.85          Amendment No. 4 dated as of the 13th day of March, 2003 to the Escrow Agreement. (19)
-------------- ------------------------------------------------------------------------------------------------------
99.2           Second Amended and Restated Operating Agreement dated as of August 23, 2000 by and between USE Sub,
               KC, GKM and Castlebridge. (12)
-------------- ------------------------------------------------------------------------------------------------------
(1)            Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-94612).
-------------- ------------------------------------------------------------------------------------------------------
(2)            Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended January
               31, 1994.
-------------- ------------------------------------------------------------------------------------------------------
(3)            Incorporated by reference to the Company's Current Report on Form 8-K filed on April 24, 1997.
-------------- ------------------------------------------------------------------------------------------------------
(4)            Incorporated by reference to the Company's Current Report on Form 8-K dated August 12, 1997.
-------------- ------------------------------------------------------------------------------------------------------
(5)            Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended January
               31, 1997.
-------------- ------------------------------------------------------------------------------------------------------
(6)            Incorporated by reference to the Company's Current Report on Form 8-K dated August 18, 1997.
-------------- ------------------------------------------------------------------------------------------------------
(7)            Incorporated by reference to the Company's Current Report on Form 8-K filed on March 26, 1998.
-------------- ------------------------------------------------------------------------------------------------------
(8)            Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended January
               31, 1998.
-------------- ------------------------------------------------------------------------------------------------------
(9)            Incorporated by reference to the Company's Current Report on Form 8-K/A filed on September 5, 2000.
-------------- ------------------------------------------------------------------------------------------------------
(10)           Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended
               July 31, 2000.
-------------- ------------------------------------------------------------------------------------------------------
(11)           Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended
               October 31, 2000.
-------------- ------------------------------------------------------------------------------------------------------
(12)           Incorporated by reference to the Company's Registration Statement on Form S-3 filed on February 20,
               2001.
-------------- ------------------------------------------------------------------------------------------------------
(13)           Incorporated by reference to the Company's Current Report on Form 8-K dated May 4, 2000.
-------------- ------------------------------------------------------------------------------------------------------
(14)           Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended January
               31, 1999.
-------------- ------------------------------------------------------------------------------------------------------
(15)           Incorporated by reference to the Company's Report on Form 10-KSB for the period ended December 31,
               2000.
-------------- ------------------------------------------------------------------------------------------------------
(16)           Incorporated by reference to the Company's Post-Effective Amendment to Registration Statement on
               Form Series SB-2 filed on May 14, 2001.
-------------- ------------------------------------------------------------------------------------------------------


(17)           Incorporated by reference to the Company's Current Report on Form 8-K dated June 11, 2001.
-------------- ------------------------------------------------------------------------------------------------------
(18)           Incorporated by reference to the Company's Quarterly Report on Form 10-QSB dated August 14, 2002
-------------- ------------------------------------------------------------------------------------------------------
(19)           Incorporated by reference to the Company's Report on Form 10-KSB for the period ended December 31,
               2002.
-------------- ------------------------------------------------------------------------------------------------------

(b) REPORTS ON FORM 8-K

None.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned U.S. ENERGY SYSTEMS, INC., thereunto duly authorized.

Dated:  May 15, 2003


      By:        /s/ Goran Mornhed
                     -------------
                     Goran Mornhed
               Chief Executive Officer
           (Principal Executive Officer)



                /s/ Francis D. Fitzgerald
                    ---------------------
                     Francis D. Fitzgerald
                    Chief Financial Officer
         (Principal Financial and Accounting Officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of US Energy Systems Inc (the "Company") on Form 10-Q for the quarter ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Goran Mornhed, the Chief Executive Officer and Francis D. Fitzgerald, the Chief Accounting Officer, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

       (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Dated: May 15, 2003


                 /s/ Goran Mornhed
                     -------------
                     Goran Mornhed
              Chief Executive Officer
           (Principal Executive Officer)



             /s/ Francis D. Fitzgerald
                 ---------------------
                 Francis D. Fitzgerald
                Chief Accounting Officer
             (Principal Accounting Officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Goran Mornhed, the Chief Executive Officer, certify that:

1.   I have reviewed this Quarterly Report on Form 10-Q of U.S. Energy Systems
     Inc.

2. Based upon my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003


                 /s/ Goran Mornhed
                     -------------
                     Goran Mornhed
               Chief Executive Officer
            (Principal Executive Officer)

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Francis D. Fitzgerald, the Chief Accounting Officer, certify that:

1.   I have reviewed this Quarterly Report on Form 10-Q of U.S. Energy Systems
     Inc.

2. Based upon my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

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

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Dated: May 15, 2003


             /s/ Francis D. Fitzgerald
                 ---------------------
                 Francis D. Fitzgerald
             Chief Accounting Officer
          (Principal Accounting Officer)