Form 10-Q
period 2003-06-30
U S ENERGY SYSTEMS INC
filed 2003-08-18
CIK 351917

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2003

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM ___________ TO ___________.

                             COMMISSION FILE NUMBER:
                                     0-10238

                            U.S. ENERGY SYSTEMS, INC.

           Delaware                                             52-1216347
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

                           One North Lexington Avenue
                                  Fourth Floor
                             White Plains, NY 10601
                    (Address of Principal Executive Offices)

                                 (914) 993-6443
              (Registrant's telephone number, Including area code)

                                   Registrant

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes |X|         No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             Yes |X|         No |_|

      State the number of shares outstanding of each of issuer's classes of common equity, as of August 14, 2003:

      Title of Class                                       Number of Shares
       Common Stock                                           11,950,524

================================================================================

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                                    CONTENTS

PART I: FINANCIAL INFORMATION

                                                                                            PAGE
Item 1. Financial Statements

      Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002 ...........        3

      Consolidated Statements of Operations for the three and six months
      ended June 30, 2003 and 2002 ....................................................        4

      Consolidated Statements of Changes in Stockholders' Equity for the six
      months ended June 30, 2003 and 2002 .............................................    5 & 6

      Consolidated Statements of Cash Flow for the six months ended  June 30, 2003
      and 2002 ........................................................................        7

      Notes to Consolidated Financial Statements ......................................        8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of
        Operations ....................................................................       12

Item 3. Quantitative and Qualitative Disclosures About Market Risk ....................       13

Item 4. Controls and Procedures .......................................................       13

PART II: OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K ..............................................       14

Signature .............................................................................   21, 22

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in Thousands)

ASSETS                                                                                       June 30, 2003   December 31, 2002
                                                                                               (Unaudited)        (Audited)
                                                                                             -------------     ------------
Current Assets:
      Cash ...............................................................................       $   5,358        $   2,968
      Restricted Cash ....................................................................          16,062           13,247
      Accounts Receivable (less allowance for doubtful accounts $1,200,000) ..............          10,424            9,851
      Installments Sale Partnership Interest and Interest Receivable, Current Portion ....           5,777            4,421
      Other Current Assets ...............................................................           2,549            2,339
                                                                                                 ---------        ---------
           Total Current Assets, Net .....................................................          40,170           32,826

      Property, Plant and Equipment, Net .................................................          64,768           65,468
      Construction in Progress ...........................................................           3,542            3,076
      Installment Sale Partnership Interest, less Current Portion ........................          13,696           14,945
      Notes Receivable ...................................................................          59,022           51,450
      Investments ........................................................................           7,945            7,613
      Deferred Costs, including Debt Issuance Costs, Net of Accumulated Amortization .....           3,025            2,745
      Goodwill ...........................................................................          28,148           28,148
      Deferred Tax Asset .................................................................          17,805           17,405
      Other Assets .......................................................................             261              571
                                                                                                 ---------        ---------
           Total Assets ..................................................................       $ 238,382        $ 224,247
                                                                                                 =========        =========

LIABILITIES
Current Liabilities:
      Current Portion Long-term Debt .....................................................           6,310        $   6,050
      Notes Payable - Stockholder ........................................................           6,132            6,132
      Accounts Payable and Accrued Expenses ..............................................          13,188           14,276
      Deferred Revenue Installment Sale Partnership Interest, Current Portion ............           1,007            1,007
                                                                                                 ---------        ---------
           Total Current Liabilities .....................................................          26,637           27,465

      Long-Term Debt less Current Portion ................................................         118,268          111,692
      Notes Payable - Stockholder ........................................................           4,772            4,798
      Deferred Revenue Installment Sale Partnership Interest, less Current Portion .......           5,412            6,085
      Rate Incentive Liability ...........................................................          18,940           15,200
      Advances from Joint Ventures .......................................................             102              102
                                                                                                 ---------        ---------
           Total Liabilities .............................................................         174,131          165,342
                                                                                                 ---------        ---------

      Minority Interests .................................................................          18,090           17,308
                                                                                                 ---------        ---------

STOCKHOLDERS' EQUITY
Preferred Stock, $.01 par Value, Authorized 10,000,000 Shares:
      Series B, Cumulative, Convertible, Issued and Outstanding 368 Shares ...............              --               --
      Series C Cumulative, Convertible, Issued and Outstanding 100,000 Shares ............               1                1
      Series D, Cumulative, Convertible, Issued and Outstanding 1,138,888 Shares .........              11               11

Common Stock, $.01 par Value, Authorized 50,000,000 Shares, issued 12,333,974 ............             124              123
Treasury Stock, 383,450 Shares of Common Stock at Cost ...................................          (1,805)          (1,805)
Additional Paid-in Capital ...............................................................          65,302           65,720
Accumulated Deficit ......................................................................         (20,383)         (23,154)
Foreign Currency Translation Adjustment ..................................................           2,911              701
                                                                                                 ---------        ---------
      Stockholders' Equity ...............................................................          46,161           41,597
                                                                                                 ---------        ---------
      Total Liabilities and Stockholders' Equity .........................................       $ 238,382        $ 224,247
                                                                                                 =========        =========
---------------------------------------------------------------------------------------------------------------------------

                 See notes to consolidated financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in Thousands, except Earning per Share)

                                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                     -----------------------------   -----------------------------
                                                                     June 30, 2003   June 30, 2002   June 30, 2003   June 30, 2002
                                                                      (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
                                                                     -------------   -------------   -------------   -------------
Revenues ...........................................................    $ 10,657        $ 10,772        $ 22,506        $ 20,652
                                                                        --------        --------        --------        --------
Costs and Expenses:
      Operating Expenses ...........................................       6,271           5,395          12,600          11,498
      Operating ,general and administrative expenses-non recurring .          --              --              --          10,234
      General and administrative expenses ..........................       1,406           1,991           2,925           3,713
      Depreciation and Amortization ................................       1,133           1,307           2,277           2,625
      Loss (gain) from Joint Ventures ..............................          --             (60)             --             (75)
                                                                        --------        --------        --------        --------
Total Costs and Expenses ...........................................       8,810           8,633          17,802          27,995
                                                                        --------        --------        --------        --------

INCOME (LOSS) FROM OPERATIONS ......................................       1,847           2,139           4,704          (7,343)

Interest Income ....................................................         298             455             635             850
Interest Expense ...................................................      (2,196)         (2,102)         (4,377)         (4,373)
Dividend Income ....................................................                          41              20              41
Minority Interest ..................................................        (287)           (405)           (782)           (388)
                                                                        --------        --------        --------        --------

Income (loss) before Taxes .........................................        (338)            128             200         (11,213)
Income Tax Benefit .................................................         618             190           1,152           5,255
                                                                        --------        --------        --------        --------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGES ..............         280             318           1,352          (5,958)
Gain on disposal of subsidiary (net of income tax of $887 in 2003
and, $113 in 2002) .................................................       1,419             170           1,419             170
Cumulative effect of Accounting change on years prior to 2002
   (Net of Income Tax Benefit of $546) .............................          --              --                            (754)
                                                                        --------        --------        --------        --------

NET INCOME (LOSS) ..................................................       1,699             488           2,771          (6,542)

Dividends on Preferred Stock .......................................        (209)           (211)           (419)           (416)
                                                                        --------        --------        --------        --------

INCOME (LOSS) APPLICABLE TO COMMON STOCK ...........................    $  1,490        $    277        $  2,352        $ (6,958)
                                                                        ========        ========        ========        ========

INCOME (LOSS) PER SHARE OF COMMON STOCK:
      Income (Loss) per Share of Common Stock - Basic ..............    $   0.12        $   0.02        $   0.20        $  (0.57)
                                                                        ========        ========        ========        ========
      Income (Loss) per Share of Common Stock - Diluted ............    $   0.10        $   0.03        $   0.16        $  (0.57)
                                                                        ========        ========        ========        ========

   Weighted Average Number of Common Stock Outstanding - Basic .....      11,950          12,202          11,950          12,203
   Weighted Average Number of Common Stock Outstanding - Diluted ...      17,115          17,617          17,115          12,203
                                                                        ========        ========        ========        ========

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
      Net  Income (Loss) ...........................................    $  1,968        $    488        $  3,041        $ (6,542)
      Foreign Currency Translation Adjustment ......................       2,295             (37)          2,210              (8)
                                                                        --------        --------        --------        --------

Total Comprehensive  Income (Loss) .................................    $  4,263        $    451        $  5,251        $ (6,550)
                                                                        ========        ========        ========        ========

                 See notes to consolidated financial statements

                 See notes to consolidated financial statements
                    U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES
                      FOR THE YEAR ENDED DECEMBER 31, 2002
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (in Thousands, except Share Data)

-------------------------------------------------------------------------------------------------
                                Preferred Stock        Preferred Stock         Preferred Stock
                                Series B               Series C                Series D
-------------------------------------------------------------------------------------------------


                                No. of                No. of                     No. of
                                Shares   Amount        Shares    Amount          Shares    Amount
-------------------------------------------------------------------------------------------------
Balance - December 31, 2001        368       --       100,000       $ 1       1,138,888       $11
-------------------------------------------------------------------------------------------------
Shares Issued for Exercised
Options and Warrants                --       --            --        --              --        --
-------------------------------------------------------------------------------------------------

Issuance of Common Stock            --       --            --        --              --        --
-------------------------------------------------------------------------------------------------

Treasury Stock                      --       --            --        --              --        --
-------------------------------------------------------------------------------------------------

Foreign Currency Tra0nslation
Adjustment                          --       --            --        --              --        --
-------------------------------------------------------------------------------------------------

Net Loss for the year ended
December 31, 2002                   --       --            --        --              --        --
-------------------------------------------------------------------------------------------------

Dividends on Preferred Stock:
-------------------------------------------------------------------------------------------------
Series B                            --       --            --        --              --        --
-------------------------------------------------------------------------------------------------
Series C                            --       --            --        --              --        --
-------------------------------------------------------------------------------------------------
Series D                            --       --            --        --              --        --
-------------------------------------------------------------------------------------------------

Balance - December 31, 2002        368       --       100,000       $ 1       1,138,888       $11
=================================================================================================

----------------------------------------------------------------------------------------------------

                                  Treasury Stock                   Common Stock
----------------------------------------------------------------------------------------------------

                                                                                         Additional
                                  No. of                           No. of                   Paid in
                                  Shares         Amount            Shares     Amount        Capital
----------------------------------------------------------------------------------------------------
Balance - December 31, 2001     (114,700)       $  (495)       12,065,000       $121       $ 65,647
----------------------------------------------------------------------------------------------------
Shares Issued for Exercised
Options and Warrants                  --             --           120,637          1            230
----------------------------------------------------------------------------------------------------

Issuance of Common Stock              --             --           147,976          1            674
----------------------------------------------------------------------------------------------------

Treasury Stock                  (268,750)        (1,310)               --         --             --
----------------------------------------------------------------------------------------------------

Foreign Currency Tra0nslation
Adjustment                            --             --                --         --             --
----------------------------------------------------------------------------------------------------

Net Loss for the year ended
December 31, 2002                     --             --                --         --             --
----------------------------------------------------------------------------------------------------

Dividends on Preferred Stock:
----------------------------------------------------------------------------------------------------
Series B                              --             --                --         --            (36)
----------------------------------------------------------------------------------------------------
Series C                              --             --                --         --           (180)
----------------------------------------------------------------------------------------------------
Series D                              --             --                --         --           (615)
----------------------------------------------------------------------------------------------------

Balance - December 31, 2002     (383,450)       $(1,805)       12,333,613       $123       $ 65,720
====================================================================================================

--------------------------------------------------------------------------


--------------------------------------------------------------------------
                                    Foreign
                                   Currency
                                Translation    Accumulated
                                 Adjustment        Deficit           Total
--------------------------------------------------------------------------
Balance - December 31, 2001            $406       $ (7,733)       $ 57,958
--------------------------------------------------------------------------
Shares Issued for Exercised
Options and Warrants                     --             --             231
--------------------------------------------------------------------------

Issuance of Common Stock                 --             --             675
--------------------------------------------------------------------------

Treasury Stock                           --             --          (1,310)
--------------------------------------------------------------------------

Foreign Currency Tra0nslation
Adjustment                              295             --             295
--------------------------------------------------------------------------

Net Loss for the year ended
December 31, 2002                        --        (15,421)        (15,421)
--------------------------------------------------------------------------

Dividends on Preferred Stock:
--------------------------------------------------------------------------
Series B                                 --             --             (36)
--------------------------------------------------------------------------
Series C                                 --             --            (180)
--------------------------------------------------------------------------
Series D                                 --             --            (615)
--------------------------------------------------------------------------

Balance - December 31, 2002            $701       $(23,154)       $ 41,597
==========================================================================

                 See notes to consolidated financial statements

                    U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
               FOR THE SIX MONTHS ENDED JUNE 30, 2003 (UNAUDITED)
                        (in Thousands, except Share Data)

-------------------------------------------------------------------------------------------------------------------------------
                                        PREFERRED           PREFERRED                PREFERRED
                                     STOCK SERIES B       STOCK SERIES C           STOCK SERIES D            TREASURY STOCK
-------------------------------------------------------------------------------------------------------------------------------
                                    Number               Number                  Number                   Number
                                      of                   of                      of                       of
                                    Shares     Amount    Shares     Amount       Shares       Amount      Shares        Amount
-------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2002          368         --      100,000     $ 1        1,138,888       $11      (383,450)     $(1,805)
-------------------------------------------------------------------------------------------------------------------------------

Shares Issued for Exercised
   Options and Warrants
-------------------------------------------------------------------------------------------------------------------------------

Issuance of Common Stock
-------------------------------------------------------------------------------------------------------------------------------
   Foreign Currency Translation
   Adjustment
-------------------------------------------------------------------------------------------------------------------------------

Net Income for the six months
ended June 30, 2003
-------------------------------------------------------------------------------------------------------------------------------

Dividends on Preferred Stock:
-------------------------------------------------------------------------------------------------------------------------------
   Series B
-------------------------------------------------------------------------------------------------------------------------------
   Series C
-------------------------------------------------------------------------------------------------------------------------------
   Series D
-------------------------------------------------------------------------------------------------------------------------------

Balance -June 30, 2003               368                 100,000     $ 1        1,138,888       $11      (383,450)     $(1,805)
===============================================================================================================================


---------------------------------------------------------------------------------------------------------------

                                             COMMON STOCK
---------------------------------------------------------------------------------------------------------------
                                                             Additional    Accumulated
                                    Number                     Paid-In    Comprehensive   Accumulated
                                    of Shares      Amount      Capital        Income        Deficit     Total
---------------------------------------------------------------------------------------------------------------
Balance - December 31, 2002         12,333,613     $123       $ 65,720        $  701       $(23,154)   $41,597
---------------------------------------------------------------------------------------------------------------

Shares Issued for Exercised
   Options and Warrants
---------------------------------------------------------------------------------------------------------------

Issuance of Common Stock                  361         1                                                      1
---------------------------------------------------------------------------------------------------------------
   Foreign Currency Translation
   Adjustment                                                                  2,210                     2,210
---------------------------------------------------------------------------------------------------------------

Net Income for the six months
ended June 30, 2003                                                                           2,771      2,771
---------------------------------------------------------------------------------------------------------------

Dividends on Preferred Stock:
---------------------------------------------------------------------------------------------------------------
   Series B                                                        (18)                                    (18)
---------------------------------------------------------------------------------------------------------------
   Series C                                                        (90)                                    (90)
---------------------------------------------------------------------------------------------------------------
   Series D                                                       (310)                                   (310)
---------------------------------------------------------------------------------------------------------------

Balance -June 30, 2003             12,133,974      $124       $ 65,302        $2,911       $(20,383)   $46,161
===============================================================================================================

                 See notes to consolidated financial statements

                    U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in Thousands)

                                                                                          SIX MONTHS ENDED
                                                                                  June 30, 2003     June 30, 2002
                                                                                    (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income (Loss) ........................................................       $  2,771          $ (6,542)

      Adjustments to reconcile Net Income to Net Cash provided by (used in)
      Operating Activities:
           Depreciation and Amortization .......................................          2,176             2,625
           Gain on Sale of Segment .............................................         (1,419)             (170)
           Recognition of Development Costs ....................................             --             1,900
           Minority Interest Income ............................................            782               388
           Deferred Tax Asset ..................................................           (400)           (5,597)
           Write Down of Fixed Assets ..........................................             --             3,893
           Write Down of Investments ...........................................             --               830
           Equity in (Gain) Loss of Joint Ventures .............................             --               (75)
           Cumulative Effects of Accounting Change on Years Prior to 2002
           (Net of Income Tax of $546) .........................................             --               754
      Changes In:
           Accounts Receivable and Other .......................................           (708)            2,026
           Other Current Assets ................................................           (210)              273
           Other Assets ........................................................            310             1,448
           Accounts Payable and Accrued Expenses ...............................           (588)              249
           Minority Interest Liability .........................................             --             5,181
           Deferred Revenue and Other ..........................................           (673)             (538)
           Rate Incentive Liability ............................................          3,740             2,561
                                                                                       --------          --------
      Net Cash provided by Operating Activities ................................          5,781             9,206
                                                                                       --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Change in Investments ....................................................          1,974              (136)
      Acquisitions of Property and Equipment ...................................         (1,474)             (494)
      Change in Property and Equipment .........................................             --           (57,250)
      Construction in Progress .................................................           (466)             (763)
      Deferred Financial Costs .................................................           (280)           (1,233)
                                                                                       --------          --------
      Net Cash( provided by) used in Investing Activities ......................           (246)          (59,876)
                                                                                       --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payment of Long-Term Debt ................................................         (1,121)           (2,474)
      Proceeds from Notes Receivable ...........................................           (107)              686
      Net Proceeds from Long Term Debt .........................................          1,418            45,613
      Proceeds from Exercise of Options and Warrants ...........................             --               231
      Dividends on Preferred Stock .............................................           (418)             (416)
      Debt Issuance Costs ......................................................           (102)              (19)
                                                                                       --------          --------
      Net Cash used in (provided by) Financing Activities ......................           (330)           43,621
                                                                                       --------          --------

NET INCREASE (DECREASE) IN CASH ................................................          5,205             (7049)
      Cash - Beginning of period ...............................................         16,215            25,415
      Cash - End of period .....................................................       $ 21,420          $ 18,366
                                                                                       --------          --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash Paid for Interest ...................................................       $  3,348          $  3,045
                                                                                       --------          --------
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
      Issuance of Common Stock for Investment in SEFL ..........................             --          $    769
                                                                                       ========          ========

                 See notes to consolidated financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
       FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and Regulation S-X, and accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. The results for the six months are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in the U.S. Energy Systems Inc.'s (the "Company") Annual Report on Form 10-KSB for the year ended December 31, 2002, as amended.

NOTE B - NET INCOME (LOSS) PER SHARE

Net Income (Loss) per share has been computed on the basis of the weighted average number of shares outstanding during the periods. In case of (Loss), common stock equivalents have not been included in the computation since their inclusion would be anti-dilutive.

NOTE C - INCOME TAXES

The six month financial statements for the period ended June 30, 2003, reflects an increase in the deferred tax asset due to the use of accelerated deprecation for tax purposes in this period.

The six-month financial statements for the period ended June 30, 2002, reflects an increase in the deferred tax asset due to an increase in net operating loss carry-forwards in this period.

NOTE D - ADDITIONAL CAPITAL

For the six months ended June 30, 2003, no stock options were exercised. For the six months ended June 30, 2002, 98,500 stock options were exercised, resulting in the receipt of a total of $ 231,000 in cash.

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

NOTE G - SALE OF SUBSIDIARIES

On June 30, 2002, the Company sold its shares of USE Enviro Systems Inc to KGS Environmental, LLC, an employee-led partnership for approximately $ 1.7 million, which included cash consideration and the assumption of debt. This sale resulted in a net of tax loss of $ 1.6 million. The sale of USE Enviro Systems Inc, a domestic provider of environmental services, including recycling and remediation, was part of the Company's previously announced strategy to divest or discontinue non-core operations.

Effective June 30, 2003, the company sold its 95% membership interest in US Energy Geothermal LLC to a subsidiary of Ormat Nevada, Inc. for approximately $1.0 million in cash. As part of such transaction the purchaser and Ormat Nevada, Inc. agreed to indemnify the Company against certain liabilities including the pending lawsuit brought against US Energy Geothermal LLC by Geothermal Development Associates and Delphi Security up to the amount of the purchase price.

The following pro forma combined revenue and net income is provided as if the sale of U.S. Energy Geothermal LLC had taken place effective January 1, 2003:

                                                                          As of June 30,
                                                                               2003
                                                                          --------------
                                                                            U.S. Energy
                                                                             Geothermal      Adjusted
                                                             U.S. Energy        LLC        U.S. Energy
Revenues                                                       $22,506        $ 1,003        $21,503
                                                               =======        =======        =======

Net Income                                                     $ 2,771        $   155        $ 2,616
                                                               =======        =======        =======

Earnings Per Share
     Basic                                                     $  0.20        $  0.01        $  0.19
                                                               =======        =======        =======
     Diluted                                                   $  0.16        $  0.01        $  0.15
                                                               =======        =======        =======
Weighted average number of shares outstanding - Basic           11,950         11,950         11,950
Weighted average number of shares outstanding - Diluted         17,115         17,115         17,115

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discusses U. S. Energy Systems, Inc.'s operating results and financial condition:

RESULTS OF OPERATIONS

In our Annual Report on Form 10-KSB for the year ended December 31, 2001, as amended, we reported that we would undertake an evaluation of certain business units in connection with our transition to a provider of energy outsourcing services. The evaluation focused on the Company's geothermal businesses, environmental consulting operations, certain joint venture initiatives and corporate development strategies. As a result, the Company implemented a plan to redirect certain of its operating units and portions of recently acquired operations that were either unprofitable or unrelated to the Company's core business functions and, thus, inconsistent with its business goal to provide long-term energy services to large energy consumers in its target markets and generate stable earnings to stockholders. As part of this effort, the Company also abandoned plans for several development projects. The redirection of these business units and assets was partially completed in fiscal year 2002 in an orderly manner. The implementation of these efforts were accomplished through the sale, divestiture or discontinuation of the relevant business unit, asset or activity. The Company believed it to be a prudent step in 2002 to adjust valuations and take charges on business units and assets unrelated to its core focus.

The Company recorded $10,234,000 of operating, general and administrative non-recurring expenses in the first half of 2002. On the operating expense side, these non-recurring expenses resulted from the adjustment of tangible assets held at subsidiaries such as fixed assets and investments as well as the recognition of deferred projects and acquisition costs by USE corporate. Accruals for potential costs related to the possible sale, divestiture or discontinuation of certain business units were made in the first and fourth quarter of 2002 as part of both operating and general and administrative expense.

Additionally, in the first quarter of 2002 the Company recognized a change in accounting principle of $754,000 (net of $546,000 tax) to reflect the application of FASB No. 142 against the recorded goodwill of U.S. Energy Environmental Corp.

During the first half of 2003 we continued our plan to evaluate certain businesses in connection with a transition to a provider of energy services under long-term contracts. As discussed above, we sold our ownership in US Energy Geothermal LLC and will continue to avail ourselves of opportunities to obtain lower cost funding options in order to pursue growth opportunities. Additionally, the Company has reserved $268,000, net of taxes, related to unexpected issues arising in the implementation of a new tariff structure for the clients of four district heating assets, which have been financed by SEFL (see Note E). This reserve is equal to the second quarter earnings related to the SEFL Investment. Following is a discussion of the Results of Operations and Liquidity and Capital Resources during the first half of 2003.

The Operations Group is comprised of the Biogas, Canada and SEFL consolidated subsidiaries of the Company. The Corporate Group is comprised of US Energy Systems Corporate and through June 30, 2003 U.S. Energy Geothermal LLC.

Revenues for the three month and six month periods ended June 30, 2003 and 2002 were as follows:

                             Three Months Ended                 Six Months Ended
                               (in thousands)                    (in thousands)
                       ------------------------------    ------------------------------
                       June 30, 2003    June 30, 2002    June 30, 2003    June 30, 2002
                       -------------    -------------    -------------    -------------
Operations Group          $10,054          $ 9,170          $21,170          $17,346
Corporate Group               603            1,602            1,336            3,306
                          -------          -------          -------          -------
Total                     $10,657          $10,772          $22,506          $20,652
                          =======          =======          =======          =======

Total revenues decreased by $115,000 or 1.1% in the three months ended June 30,2003 ("Second Quarter 2003") as compared to the three months ended June 30, 2002 ("Second Quarter 2002"). This decrease in revenues reflects a reduction of $999,000 due principally to the sale of USE Enviro Systems Inc, which was partially offset by increased revenues of $884,000 due to increased sales in the Biogas and Canadian businesses reflecting increased rates charged to customers resulting from fuel price increases. Total revenues increased by $1,854,000 or 9.0% in the six months ended June 30,2003 ("First Half 2003")compared with the six months ended June 30, 2002 ("First Half 2002") mainly due to increased sales in the Biogas and Canadian businesses , which were partially offset by the sale of USE Enviro Systems Inc. The increased revenues in Biogas reflects an increase in revenue due to increased production of electricity at certain sites and reimbursement payments and fees received from the owners of the gas collection systems for expansion work performed by Biogas on behalf of such owners.

The Operations Group's Operating Income for the Second Quarter 2003 compared with the First Quarter 2003 decreased by $706,000 or 24.5% due principally to the seasonality of demand in the Canadian energy operations and a decrease in Biogas margins in the Second Quarter of 2003 for scheduled maintenance outages and associated expenses.

Operating expenses for the three and six month periods ended June 30, 2003 and 2002 were as follows:

                             Three Months Ended                 Six Months Ended
                               (in thousands)                    (in thousands)
                       ------------------------------    ------------------------------
                       June 30, 2003    June 30, 2002    June 30, 2003    June 30, 2002
                       -------------    -------------    -------------    -------------
Operations Group          $ 6,059          $ 4,176          $12,200          $ 9,306
Corporate Group               212            1,219              400            2,192
                          -------          -------          -------          -------
Total                     $ 6,271          $ 5,395          $12,600          $11,498
                          =======          =======          =======          =======

Operating expenses increased by $876,000 or 16.2% in the Second Quarter 2003 as compared to the Second Quarter 2002 mainly due to an increase in the price of fuel that is offset by related revenues in the

Canadian business. In addition, operating expenses increased due to costs related to expansion of the gas collection systems. The decrease in operating expenses for the Corporate Group is due principally to the sale of USE Enviro Systems Inc.

Operating expenses increased by $1,102,000 or 9.6% in the First Half 2003 compared with the First Half 2002 mainly due to an increase in fuel consumed in the production of energy in Canada and due to an increase in purchases made on behalf of and sold to the landfill gas sites Biogas is responsible for operating. The decrease in operating expenses for the Corporate Group is due principally to the sale of USE Enviro Systems Inc.

The components of general and administrative expenses for the three and six month periods were as follows:

                                 Three Months Ended                 Six Months Ended
                                   (in thousands)                    (in thousands)
                           ------------------------------    ------------------------------
                           June 30, 2003    June 30, 2002    June 30, 2003    June 30, 2002
                           -------------    -------------    -------------    -------------
Salaries and Consulting       $   476          $   968          $ 1,218          $ 1,585
Legal and Professional            209              298              325              615
Insurance                         175              245              387              388
Corporate Expenses                 81              289              370              434
Other                             465              191              625              691
                              -------          -------          -------          -------
Total                         $ 1,406          $ 1,991          $ 2,925          $ 3,713
                              =======          =======          =======          =======

General & administrative expenses decreased by $585,000 or 29.4% in the Second Quarter 2003 as compared to the Second Quarter 2002 mainly due to a decrease in salary expenses at US Energy Systems and the sale of USE Enviro Systems Inc. In addition, the Second Quarter expenses include the $268,000 reserve related to the SEFL investment which is reflected in "Other" expenses.

General & administrative expenses decreased by $788,000 or 21.2% in the First Half 2003 compared with the First Half 2002 mainly due to a decrease in salary expenses at US Energy Systems and the sale of USE Enviro Systems Inc. In addition, legal and professional expenses decreased considerably in 2003 as compared with 2002 due to the deferral of costs associated with current efforts to pursue growth opportunities in 2003 and higher than expected legal costs incurred in the first half of 2002 related to the acquisition of SEFL.

Depreciation and amortization expense decreased by $174,000 in the three months ended June 30, 2003 and by $348,000 in the six months ended June 30,2003 mainly due to the sale of USE Enviro Systems Inc and a higher average depreciable life of assets.

Interest income decreased by $157,000 in the three months ended June 30,2003 and by $215,000 in the six months ended June 30,2003 due to lower market interest rates and lower interest earnings on decreased average cash balances.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, cash and cash equivalents totaled approximately $21,420,000 of which $5,358,000 was unrestricted, compared with $2,968,000 of unrestricted cash at December 31, 2002. In connection with notes payable by certain Biogas subsidiaries, the lender required these subsidiaries to maintain various restricted cash accounts, which, at June 30, 2003, amounted to $16,062,000. This amount also includes approximately $1.2 million of funds the Company set aside to ensure the payment of dividends on certain series of our preferred stock. These funds were set apart in conjunction with the approval of our plan of recapitalization. The increase in cash for the first six months of 2003 reflects the sale of USE Geothermal LLC.

During the six months ended June 30, 2003, cash flow of $5,781,000 from operating activities was used to fund the $246,000 of investing activities. An overall increase in cash of $5,205,000 was achieved in first half of 2003.

Cash flow from operating activities during the six months ended June 30, 2003 was $5,781,000 compared with $9,206,000 at June 30, 2002.

Our consolidated working capital was $13,533,000 at June 30, 2003 compared with $5,361,000 at December 31, 2002.

In the first half of 2003 the change in foreign currency exchange affected the holdings, particularly related to our SEFL subsidiary, and resulted in both the value of the assets and the liabilities increasing compared with the initial investment. Management feels that the change in value is expected to be temporary, and therefore no permanent adjustments will be made.

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

On August 7, 2003, the Company filed a Proxy Statement (the "Proxy") for its Annual Meeting of Stockholders currently scheduled for September 9, 2003. Among other things, the Proxy seeks stockholder approval of a plan to sell the stock, assets or a combination of the foregoing of our two principal subsidiaries USE Canada Holdings Corp. and Biogas subject to certain conditions set forth in the Proxy. If the stockholders approve such plan and if sales are consummated pursuant to the plan we would expect that, among other things, the Company's liquidity and capital resource position would be improved through the receipt of cash proceeds from such sales, the Company's long-term debt would be substantially reduced since such debt would either be assumed or paid by the purchaser(s), and, the Company's revenues and operating expenses would be substantially reduced. The Proxy contains a pro-forma analysis of the impact of a sale under the plan on the Corporation's financial statement. (See Proxy - Proposal 1 - to Approve and Adopt the Plan - Pro Forma Financial Information).

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

This Form 10-Q contains certain "forward looking statements" which represent our expectations or beliefs, including, but not limited to, statements concerning industry performance and our operations, performance, financial condition, growth and strategies. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify certain forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors which are noted herein, including but not limited to the potential impact of competition, changes in local or regional economic conditions, our ability to continue our growth strategy, dependence on management and key personnel, supervision and regulation issues and the ability to find financing on terms suitable to us. Additional factors which may impact our business, prospects, operating results and financial condition are described under the caption "Risk Factors" in our Annual Report on Form 10-KSB for the year ended December 31, 2002, as amended.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various types of market risk in the normal course of our business, including the impact of interest rate changes, foreign currency exchange rate fluctuations, changes in equity investment prices and changes in corporate tax rates.

It is our general policy to not enter into any interest rate, foreign currency or derivative transactions as a hedge against these market risks as the underling assets and investments are long-term in nature. This issue is discussed in more detail in Form 10-KSB for the period ended December 31, 2002, as amended.

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

2.9 Stock Purchase Agreement dated as of June 11, 2001 by and between USE Canada Acquisition Corp. and Trigen-Canada Company LLC. (17)

2.10        Amendment No. 6 dated as of November 1, 2002 to the merger
            Agreement. (18)

2.11 Amendment No. 7 dated as of the 10th day of February, 2003 to the Merger Agreement. (19)

2.12 Amendment No. 8 dated as of the 13th day of March, 2003 to the Merger Agreement. (19)

2.13 Amendment No. 9 dated as of the 15th day of April, 2003 to the Merger Agreement

2.14 Amendment No. 10 dated as of the 14th day of May, 2003 to the Merger Agreement

2.15 Amendment No. 11 dated as of the 11th day of June, 2003 to the Merger Agreement

2.16 Amendment No. 12 dated as of the 29th day of June, 2003 to the Merger Agreement

2.17 Amendment No. 13 dated as of the 11th day of July, 2003 to the Merger Agreement

2.18 Amendment No. 14 dated as of the 28th day of July, 2003 to the Merger Agreement

3.1 Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware. (1)

3.2         By-Laws of the Company (2)

3.3         Articles of Organization of Steamboat Envirosystems, L.C (1)

3.4 Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company (10)

Exhibit
Number      Description
-------     -----------

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

Exhibit
Number      Description
-------     -----------

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

10.33(c) Security Agreement, dated as of April 9, 1997, made by Reno Energy LLC in favor of USE Geothermal, LLC (3)

10.33(d) Form of Security Agreement and Collateral Assignment, entered into by and between USE Geothermal, LLC and both FWC Energy LLC and ART LLC (3)

10.33(e) Guaranty Agreement, dated as of April 9, 1997, made by FWC Energy LLC and ART LLC in favor of USE Geothermal, LLC (3)

Exhibit
Number      Description
-------     -----------

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

10.52 Subscription Agreement dated as of November 28, 2000 by and among US Energy, US Energy Sub and Cinergy Energy. (11)

10.53 Stockholders Agreement dated as of November 28, 2000 by and among US Energy, US Energy Sub and Cinergy Energy. (11)

10.54 Indemnification Agreement dated as of November 28, 2000 by and among US Energy, US Energy Sub and Cinergy Energy. (11)

10.55 Employment Agreement dated as of May 10, 2000 by and between the Company and Lawrence Schneider (13)

10.56 Employment Agreement dated as of May 10, 2000 by and between the Company and Goran Mornhed (13)

Exhibit
Number      Description
-------     -----------

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

Exhibit
Number      Description
-------     -----------

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

10.83 Amendment No. 4 dated as of the 13th day of March, 2003 to the Indemnification Agreement.

10.84 Amendment No. 3 dated as of the 10th day February, 2003 to the Escrow Agreement.

10.85 Amendment No. 4 dated as of the 13th day of March, 2003 to the Escrow Agreement.

10.86 Amendment No. 5 dated as of the 15th day of April, 2003 to the Escrow Agreement

10.87 Amendment No. 6 dated as of the 14th day of May, 2003 to the Escrow Agreement

10.88 Amendment No. 7 dated as of the 11th day of June, 2003 to the Escrow Agreement

10.89 Amendment No. 8 dated as of the 27th day of June, 2003 to the Escrow Agreement

10.90 Amendment No. 9 dated as of the 11th day of July, 2003 to the Escrow Agreement

10.91 Amendment No. 10 dated as of the 28th day of July, 2003 to the Escrow Agreement

10.92 Amendment No. 5 dated as of the 15th day of April, 2003 to the Indemnification Agreement

10.93 Amendment No. 6 dated as of the 14th day of May, 2003 to the Indemnification Agreement

10.94 Amendment No. 7 dated as of the 11th day of June, 2003 to the Indemnification Agreement

10.95 Amendment No. 8 dated as of the 27th day of June, 2003 to the Indemnification Agreement

10.96 Amendment No. 9 dated as of the 11th day of July, 2003 to the Indemnification Agreement

10.97 Amendment No. 10 dated as of the 28th day of July, 2003 to the Indemnification Agreement

31.1        Rule 13a-14(a)/15d-14(a) certifications.

31.2        Rule 13a-14(a)/15d-14(a) certifications.

32          Section 1350 certification.

99.2 Second Amended and Restated Operating Agreement dated as of August 23, 2000 by and between USE Sub, KC, GKM and Castlebridge. (12)

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-94612).

(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended January 31, 1994.

(3) Incorporated by reference to the Company's Current Report on Form 8-K filed on April 24, 1997.

Exhibit
Number      Description
-------     -----------

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

Dated: August 14, 2003

U. S. ENERGY SYSTEMS, INC.


By: /s/ Goran Mornhed
    --------------------------------------------
    Goran Morhhed
    Chief Executive Officer
    (Principal Executive Officer)


By: /s/ Thomas Noonan
    --------------------------------------------
    Thomas Noonan
    Chief Accounting Officer
    (Principal Accounting and Financial Officer)