Form 10-Q
period 2003-09-30
U S ENERGY SYSTEMS INC
filed 2003-11-14
CIK 351917

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2003

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


    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                            Yes  [X]          No  [  ]

    Indicate by check mark whether the registrant is an accelerated filer defined in Rule 12b-2 of the exchange act).

                                            Yes  [ ]          No  [ X ]

    State the number of shares outstanding of each of issuer's classes of common equity, as of November 8, 2002:

                 Title of Class                           Number of Shares
                 --------------                           ----------------
                  Common Stock                               11,950,524

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (in Thousands)

                                                                                                      September 30,   December 31,
                                                                                                         2003            2002
                                                                                                      -------------   ------------
                                                                                                      (Unaudited)      (Audited)
ASSETS
Current assets:

   Cash...........................................................................................     $ 4,265         $ 2,968
   Restricted cash................................................................................      15,095          13,247
   Accounts receivable (less allowance for doubtful accounts of $1,464 and $1,200, respectively)         9,601           9,851
   Notes and interest receivable, current portion.................................................       3,146           4,421
   Other current assets...........................................................................       4,094           2,339
                                                                                                        ------          ------
 Total current assets.............................................................................      36,201          32,826

   Property, plant and equipment, net.............................................................      64,200          65,468
   Construction in progress.......................................................................       4,320           3,076
   Installment sale partnership interest, less current portion ...................................      13,080          14,945
   Notes receivable, less current portion.........................................................          -           51,450
   Investments....................................................................................       9,917           7,613
   Deferred costs including debt issuance costs, net of accumulated amortization..................       2,583           2,745
   Goodwill, net..................................................................................      28,148          28,148
   Deferred tax asset.............................................................................      19,357          17,405
   Other assets.................................................................................           614             571
                                                                                                       -------         -------
                                                                                                     $ 178,420       $ 224,247
                                                                                                       =======         =======
LIABILITIES
Current liabilities:
   Current portion of long-term debt..............................................................   $   6,148      $    6,050
   Notes payable - stockholder....................................................................       6,132           6,132
   Accounts payable and accrued expenses..........................................................      14,249          14,276
   Deferred revenue, installment sale partnership interest current portion........................       1,007           1,007
                                                                                                        ------          ------
Total current liabilities.........................................................................      27,536          27,465
                                                                                                        ======         =======
   Long-term debt, less current portion...........................................................      65,004         111,692
   Notes payable - stockholder....................................................................       4,885           4,798
   Deferred revenue, installment sale partnership interest less current portion...................       5,100           6,085
   Rate incentive liability.......................................................................      19,910          15,200
   Advances from joint ventures...................................................................         102             102
                                                                                                        ------         -------
Total long-term liabilities.......................................................................      95,001         137,877
                                                                                                       -------         -------
Total liabilities.................................................................................     122,537         165,342
                                                                                                       -------         -------
Minority interests................................................................................      11,880          17,308
                                                                                                       -------         -------
Commitments and contingencies

STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value, authorized 10,000,000 shares:
     Series B, cumulative, convertible, issued and outstanding  368 shares........................           -               -
     Series C, cumulative, convertible, issued and outstanding 100,000 shares.....................           1               1
     Series D, cumulative, convertible, issued and outstanding 1,138,000..........................          11              11
   Common stock, $.01 par value, authorized 50,000,000 shares; issued 12,333,974 shares and
   12,333,613 shares, respectively................................................................         123             123
   Treasury stock, 383,450 shares of common stock at cost.........................................      (1,805)         (1,805)
   Additional paid-in capital.....................................................................     65,,093          65,720
   Accumulated deficit............................................................................     (19,709)        (23,154)
   Accumulated comprehensive income...............................................................         289             701
                                                                                                        ------          ------
Total stockholders' equity........................................................................      44,003          41,597
                                                                                                       -------         -------
                                                                                                     $ 178,420        $224,247
                                                                                                       =======         =======

                 See notes to consolidated financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in Thousands Except Share Data)

                                                                  THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                  ------------------                     -----------------
                                                         September 30, 2003  September 30,2002 September 30, 2003 September 30, 2002
                                                         ------------------  ----------------- ------------------ ------------------

Revenues......................................................     $8,706             $9,195             $28,939            $29,847
                                                              ----------------     --------------      --------------    -----------
Costs and expenses:                                                            .
    Operating expenses........................................      4,309              3,984              15,479             15,653

    Operating, general and administrative - non-recurring.....          -                  -                   -             10,234
    General and administrative expenses.......................      1,764              1,801               4,793              5,514
    Depreciation and amortization.............................      1,078              1,294               3,354              3,918

    (Gain)from joint ventures.................................       (227)               (19)               (556)               (94)
         Total costs and expenses.............................      6,924              7,060              23,070             35,225
                                                               ----------------     --------------      --------------    ----------
 Income (loss) from operations................................      1,782              2,315               5,869             (5,378)

Interest income...............................................        454                398               1,084              1,248
Dividend income...............................................          -                 20                  20                 61
Interest expense..............................................     (2,312)            (1,757)             (6,689)            (6,130)

Minority interest.............................................       (291)              (387)               (771)              (775)
                                                               ----------------     --------------      --------------    ----------
Income (loss) before taxes....................................       (367)               409                (487)           (10,974)

Income tax....................................                      1,084                305               2,513              5,560
                                                               ----------------     --------------      --------------    ----------
Income (loss) before cumulative effect of accounting change
and disposal of a segment.................................            717                714               2,026             (5,414)
Gain on disposal of a segment  (net of income tax of
$113,000) ....................................................          -                  -                   -                170
Gain on sale of subsidiary (net of income tax of  $887,000)             -                  -               1,419
Cumulative effect of accounting change on years prior to
2002 (net of income tax of $546,000) .........................          -                  -                   -               (754)
                                                               ----------------     --------------      --------------    ----------


NET INCOME (LOSS).............................................        717                714               3,445             (5,998)
                                                               ----------------     --------------      --------------    ----------

DIVIDENDS ON PREFERRED STOCK                                         (209)             ( 206)               (627)              (622)
                                                               ----------------     --------------      --------------    ----------

INCOME (LOSS) APPLICABLE TO COMMON STOCK......................       $508               $508              $2,818            $(6,620)
                                                               ================     ==============      ==============    ==========

INCOME (LOSS) PER SHARE OF COMMON STOCK:

    Income (loss) per share of common stock - basic...........       $.04               $.04                $.24             ($0.49)
                                                               ================     ==============      ==============    ==========

    Income (loss) per share of common stock - diluted.........       $.04               $.04                $.20
                                                                                                                             ($0.49)
                                                               ================     ==============      ==============    ==========


Weighted average number of common shares outstanding - basic..     11,950             12,218              11,950             12,218
Weighted average number of common shares outstanding -             17,115             17,381              17,115             17,381
diluted.......................................................
                                                               ================     ==============      ==============    ==========

                      OTHER COMPREHENSIVE INCOME, NET OF TAX:

    Net income (loss).........................................   $    717               $714              $3,445           $ (5,998)

    Gain (loss) on foreign currency translation...............     (1,798)                 8                (413)                  -
                                                                ---------------     --------------      --------------    ----------
Total comprehensive income....................................   $ (1,081)              $722              $3,032             (5,998)
                                                               ================     ==============      ==============    ==========

                 See notes to consolidated financial statements

                    U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES
                      FOR THE YEAR ENDED DECEMBER 31, 2002
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (In Thousands, except Share Data)



                            Preferred Stock       Preferred     Preferred Stock     Treasury Stock
                                Series B       Stock Series C       Series D
-------------------------- ------------------- ---------------- ----------------- -------------------
                           No. of     Amount   No. of   Amount  No. of    Amount  No. of     Amount
                           Shares              Shares           Shares            Shares

-------------------------- --------- --------- -------- ------- --------- ------- --------- ---------
Balance-December 31, 2001      368         -   100,000      $1  1,138,888    $11  (114,700)   $(495)
-------------------------- --------- --------- -------- ------- --------- ------- --------- ---------
Shares Issued for                -         -         -       -          -      -         -        -
Exercised Options and
Warrants
-------------------------- --------- --------- -------- ------- --------- ------- --------- ---------
Issuance of Common Stock         -         -         -       -          -      -         -        -
-------------------------- --------- --------- -------- ------- --------- ------- --------- ---------
Treasury Stock                   -         -         -       -          -      -  (268,750)  (1,310)
-------------------------- --------- --------- -------- ------- --------- ------- --------- ---------
Foreign Currency                 -         -         -       -          -      -         -        -
Translation Adjustment
-------------------------- --------- --------- -------- ------- --------- ------- --------- ---------
Net Loss for the year            -         -         -       -          -      -         -        -
ended December 31, 2002
-------------------------- --------- --------- -------- ------- --------- ------- --------- ---------
Dividends on Preferred
Stock:
-------------------------- --------- --------- -------- ------- --------- ------- --------- ---------
Series B                         -         -         -       -          -      -         -        -
-------------------------- --------- --------- -------- ------- --------- ------- --------- ---------
Series C                         -         -         -       -          -      -         -        -
-------------------------- --------- --------- -------- ------- --------- ------- --------- ---------
Series D                         -         -         -       -          -      -         -        -
-------------------------- --------- --------- -------- ------- --------- ------- --------- ---------
Balance-December 31, 2002      368         -   100,000      $1  1,138,888    $11  (383,450) $(1,805)
========================== ========= ========= ======== ======= ========= ======= ========= =========

                 See notes to consolidated financial statements

                   U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES
                      FOR THE YEAR ENDED DECEMBER 31, 2002
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                        (In Thousands, except Share Data)



                              Common Stock
-------------------------- ---------- --------- ----------- ------------  ----------- ----------
                            No. of     Amount   Additional    Foreign     Accumulated   Total
                            Shares               Paid In      Currency      Deficit
                                                 Captial     Translation
                                                             Adjustment
-------------------------- ---------- ---------- --------   ------------ ------------- ---------
Balance-December 31, 2001  12,065,000    $121    $65,647        $406      $ (7,733)      $57,958
-------------------------- ---------- --------- ---------   ------------ ------------- ---------
Shares Issued for
Exercised Options and         120,637       1        230           -            -            231
Warrants
-------------------------- ---------- --------- --------    ------------ ------------- ----------
Issuance of Common Stock      147,976       1        674           -            -            675
-------------------------- ---------- --------- --------    ------------ ------------- ----------
Treasury Stock                     -        -          -           -            -         (1,310)
-------------------------- ---------- --------- --------    ------------ ------------- ----------
Foreign Currency                   -        -          -         295            -            295
Translation Adjustment
-------------------------- ---------- --------- --------    ------------ ------------- ----------
Net Loss for the year              -        -          -          -        (15,421)      (15,421)
ended December 31, 2002
-------------------------- --------- --------- ---------    ------------ ------------- ----------
Dividends on Preferred
Stock:
-------------------------- --------- --------- ---------    ------------ ------------ -----------
Series B                          -         -        (36)         -             -            (36)
-------------------------- --------- --------- ---------    ------------ ------------ -----------
Series C                          -         -       (180)         -             -           (180)
-------------------------- --------- --------- ---------    ------------ ------------ -----------
Series D                          -         -       (615)         -             -           (615)
-------------------------- --------- --------- ---------    ------------ ----------- ------------
Balance-December 31, 2002 12,333,613     $123   $ 65,720         $701     $(23,154)      $41,597
========================== ========= ========= =========    ============ ============== =========

                 See notes to consolidated financial statements

                    U,S. ENERGY SYSTEMS, INC AND SUPSIDARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            For The Nine Months Ended September 30, 2003 (Unaudited)
                        (in Thousands, except Share Data)


------------------------------ ------------------ ----------------- ------------------- --------------------
                                Preferred Stock   Preferred Stock    Preferred Stock      Treasury Stock
                                   Series B           Series C           Series D
------------------------------ ------------------ ----------------- ------------------- --------------------
                                Number              Number           Number              Number
                                  of                  of               of                  of
                                Shares    Amount    Shares   Amount  Shares     Amount   Shares     Amount

------------------------------ --------- -------- -------- -------- ---------- -------- --------- ----------
Balance - December 31, 2002         368        -   100,000      $1  1,138,888      $11  (383,450)  $(1,805)
------------------------------ --------- -------- -------- -------- ---------- -------- --------- ----------
Issuance of Common Stock
------------------------------ --------- -------- -------- -------- ---------- -------- --------- ----------
   Foreign Currency
   Translation Adjustment
------------------------------ --------- -------- -------- -------- ---------- -------- --------- ----------
Net Income for the nine
months ended September 30, 2003
------------------------------ --------- -------- -------- -------- ---------- -------- --------- ----------
Dividends on Preferred Stock:
------------------------------ --------- -------- -------- -------- ---------- -------- --------- ----------
   Series B
------------------------------ --------- -------- -------- -------- ---------- -------- --------- ----------
   Series C
------------------------------ --------- -------- -------- -------- ---------- -------- --------- ----------
   Series D

------------------------------ --------- -------- -------- -------- ---------- -------- --------- ----------
Balance -September 30, 2003         368            100,000      $1  1,138,888      $11  (383,450)  $(1,805)
------------------------------ ========= ======== ======== ======== ========== ======== ========= ==========

                 See notes to consolidated financial statements

                    U,S. ENERGY SYSTEMS, INC AND SUPSIDARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            For The Nine Months Ended September 30, 2003 (Unaudited)
                        (in Thousands, except Share Data)


------------------------------ -------------------- ----------- --------------- ------------ ------------

                                Common Stock
------------------------------ ------------------ ----------------- ------------------- --------------------
                                Number              Additional     Foreign
                                 of                  Paid-In       Currency
                                Shares      Amount   Capital       Translation   Accumulated
                                                                  Adjustment     Deficit      Total
------------------------------ ----------  --------- ----------- --------------- ------------ -----------
Balance - December 31, 2002    12,333,613   $123      $65,720        $701       $(23,154)     $41,597
------------------------------ ----------  --------- ----------- --------------- ------------ -----------
Issuance of Common Stock              361
------------------------------  ---------- --------- ----------- --------------- ------------ -----------
   Foreign Currency                                                  (412)                       (412)
   Translation Adjustment
------------------------------ ----------  --------- ----------- --------------- ------------ -----------
Net Income for the nine                                                            3,445        3,445
months ended September 30, 2003
------------------------------ ----------- --------- ----------- --------------- ------------ -----------
Dividends on Preferred Stock:
------------------------------ ----------- --------- ----------- --------------- ------------ -----------
   Series B                                              (27)                                     (27)
------------------------------ ----------- --------- ----------- --------------- ------------ -----------
   Series C                                             (135)                                    (135)
------------------------------ ----------- --------- ----------- --------------- ------------ -----------
   Series D                                             (465)
                                                                                                (465)
------------------------------  ---------- --------- ----------- --------------- ------------ -----------
Balance -September 30, 2003    12,333,974   $123     $65,093         $289        $(19,709)    $44,003
------------------------------ ==========  ========= =========== =============== ============ ===========

                 See notes to consolidated financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Nine Months Ended
                                                                                                     -----------------
                                                                                                September 30,  September 30,
                                                                                                -------------  -------------
                                                                                                   2003             2002
 CASH FLOWS FROM OPERATING ACTIVITIES:                                                             ----             ----

   Net income (loss)............................................................                  $3,445          $(5,998)
    Adjustments to reconcile net income (loss) to net cash provided by (used in)
    operating activities:
       Depreciation and amortization............................................                   3,354            3,918
       Gain on sale of subsidiary...............................................                  (1,419)            (170)
       Minority interest income.................................................                     586              775
       Recognition of development costs.........................................                                    1,900
       Deferred Tax Asset                                                                        (1,952)           (5,876)
       Write down of Goodwill...................................................                      -             1,737
       Write down of development costs..........................................                      -               523
       Write down of fixed assets...............................................                      -             3,893
       Write down of investments................................................                      -               830
       Equity in (gain) loss of joint ventures..................................                      -               (94)
       Cumulative effects of accounting change on years prior to 2002 (net of income
       tax of $546,000)                                                                               -               754
    Changes in:
       Accounts and notes receivable, trade.....................................                   1,525            1,894
       Other current assets.....................................................                  (1,755)            (728)
       Other assets.............................................................                     (43)           1,536
       Accounts payable and accrued expenses....................................                     (27)            (719)
       Net effect in change of reporting entity                                                       54
       Minority interest liability..............................................                       -            4,823
       Deferred revenue.........................................................                     468             (680)
       Rate incentive liability.................................................                   4,710            3.895
                                                                                                   -----           ------
 Net cash provided by operating activities......................................                   8,946           12,213
                                                                                                   -----           ------
 CASH FLOWS FROM INVESTING ACTIVITIES:
       Change in investments....................................................                    (885)             729
       Net acquisition of equipment and leasehold improvements..................                  (1,924)          (4,042)
       Construction in progress.................................................                  (1,244)            (857)
       Energy projects..........................................................                       -          (56,534)
       Deferred acquisition costs...............................................                       -             (726)
                                                                                                   -----           ------
Net cash used in investing activities..........................................                   (4,053)         (61,430)
                                                                                                   -----           ------
 CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from notes receivable...........................................                       -            1,559
       Payments of convertible subordinated secured debentures..................                       -                -
       Payments of long-term debt...............................................                  (1,121)          (4,325)
       Proceeds from long-term debt.............................................                       -           45,613

       Debt issuance costs......................................................                       -              (19)
       Proceeds from exercise of options and warrants...........................                       -              231
       Dividends on preferred stock.............................................                    (627)            (622)
                                                                                                   -----           ------
 Net cash provided by financing activities......................................                  (1,748)          42,437
                                                                                                   -----           ------
 NET INCREASE (DECREASE) IN CASH................................................                   3,145           (6,780)
 Cash, restricted cash and equivalents - beginning of period....................                  16,215           25,415
                                                                                                  ------           ------
 CASH, RESTRICTED CASH AND EQUIVALENTS - END OF PERIOD                                           $19,360          $18,635
                                                                                                  ======           ======
    Supplemental disclosure of cash flow information:
    Cash paid for interest......................................................                  $5,181           $3,045
    Supplemental schedule of non-cash financing activities:                                        =====            =====
       Issuance of Common Stock for investment interest in SEFL.................                    $  -             $770
                                                                                                   =====            =====

                 See notes to consolidated financial statements

             Notes To Consolidated Financial Statements (Unaudited)
  For The three and Nine Months Ended September 30, 2003 And SEPTEMBER 30, 2002

Note A - Basis Of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and Regulation S-X, and accordingly, do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. The results for the three and nine months are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in the U.S. Energy Systems Inc.'s (the "Company") Annual Report Form on 10-KSB for the year ended December 31, 2002, as amended.

Note B - Net Income (Loss) Per Share

Net Income (Loss) per share has been computed on the basis of the weighted average number of shares outstanding during the periods. In case of (Loss), common stock equivalents have not been included in the computation since their inclusion would be anti-dilutive.

Note C - Income Taxes

The nine-month financial statements for the periods ended September 30, 2003 and 2002, reflect an increase in the deferred tax asset due to an increase in net operating loss carry-forwards in these periods.

Note D - Additional Capital

For the nine months ended September 30, 2003, no stock options were exercised. For the nine months ended September 30, 2002, 98,500 stock options were exercised, resulting in the receipt of a total of $ 231,000 in cash.

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

We initially invested approximately $5 million in cash and 167,976 of our common shares, valued at approximately $769,000 in SEFL, and EIC invested its proportionate share in cash.

A Swedish bank provided SEFL with approximately $45 million of long term financing on a non-recourse basis to SEFL's stockholders. The financing carries a variable interest rate of the Stockholm Inter-Bank Offered Rate ("STIBOR") plus 30 basis points per annum, capped at 4.7% for the first 5 years and a rate of STIBOR plus 110 basis points per annum thereafter. The loan has a 25 year term with no amortization during the first ten years. On September 30, 2003 U.S. Energy Systems sold a 2% interest in SEFL (See Note H) to Borg Energi AB for $223,000. As of September 30,2003 US Energy Systems has a 49% interest in SEFL. The current investment in SEFL amounts to $7,840,000 which includes an additional advance during the third quarter of 2003.

Note F - Change in Accounting Principle

The Company recorded a change in accounting principle due to the write-off of the remaining balance of Goodwill for USE Enviro Systems Inc as required in Statement of Financial Accounting Standards (SFAS) No. 142 Goodwill and Other Intangible Assets. This write-off is shown net of taxes in the statement of operations for the nine month period ended September 30, 2002.

NOTE G - SALE OF SUBSIDIARIES

On June 30, 2002, the Company sold its share of USE Enviro Systems Inc to KGS Environmental LLC, an employee-led partnership for approximately $1.7 million, which included cash consideration and the assumption of debt. The sale of USE Enviro Systems Inc, a domestic provider of environmental services, including recycling and remediation, was part of the US Energy's previously announced strategy to divest or discontinue non-core operations.

Effective June 30, 2003, the Company sold its 95% membership interest in US Energy Geothermal LLC to a subsidiary of Ormat Nevada, Inc. for approximately $1.0 million in cash. As part of such transaction the purchaser and Ormat Nevada, Inc. agreed to indemnify US Energy against certain potential liabilities of US Energy Geothermal LLC, the subsidiary which owned the Steamboat Geothermal Plant , including the pending lawsuit brought against US Energy Geothermal LLC by Geothermal Development Associates and Delphi Securities up to the amount of the purchase price.

The following pro forma combined revenue and net income as of September 30, 2003 is provided as if the sale of U.S. Energy Geothermal LLC had taken place effective January 1, 2003:


                                                                          As of September 30, 2003
                                                                          ------------------------
                                                                U.S. Energy        U.S. Energy         Adjusted
                                                                                  Geothermal LLC       U.S. Energy

Revenues                                                         $28,939            $  1,003           $ 27,936
                                                                  ======               =====             ======
Net Income                                                        $3,445            $    155           $  3,290
                                                                  ======               =====             ======
Earnings Per Share
     Basic                                                         $0.24            $   0.01            $  0.23
                                                                  ======               =====             =======
     Diluted                                                       $0.20                0.01            $  0.19
                                                                  ======               =====             =======
Weighted average number of shares outstanding - Basic             11,950              11,950             11,950
Weighted average number of shares outstanding - Diluted           17,115              17,115             17,115


NOTE H - BASIS OF PRESENTATION

As indicated in Note E the Company formed a joint venture Scandinavian Energy Finance, Limited ("SEFL") for the distribution of Biomas-fueled energy to 800 customers in Sweden. The Company originally acquired a 51% interest in the SEFL venture for approximately $5.8 million and, accordingly, the joint venture's Financial Statement had been consolidated with the Company's Financial Statements. Effective September 30, 2003 the Company sold a 2% interest in the SEFL venture for $231,000 reducing its interest to 49%. As a result, in the Financial Statements as of September 30, 2003 the Company's investment in the SEFL joint venture is being accounting for using the equity method. The deconsolidation of the SEFL Joint Venture had a significant affect on the Company's consolidated total assets. The income from the SEFL joint venture is reflected on the Consolidated Statements for the period ended September 30, 2003 under the caption "(Gain) from joint ventures". Due to the change in accounting of the reporting entity, certain Balance Sheet accounts were reduced as follows:

                              Notes Receivable            $51,450,000
                              Long-term debt               45,382,000
                      Minority interest liability           6,014,000

Item 2. Management's Discussion and Analysis of financial condition and RESULTS OF Operations


Results Of Operations

In our Annual Report on Form 10-KSB for the year ended December 31, 2001, as amended, we reported that we would undertake an evaluation of certain business units in connection with our transition to a provider of energy outsourcing services. The evaluation focused on the Company's geothermal businesses, environmental consulting operations, certain joint venture initiatives and corporate development strategies. As a result, the Company implemented a plan to redirect certain of its operating units and portions of recently acquired operations that were either unprofitable or unrelated to the Company's core business functions and, thus, inconsistent with its business goal to provide long-term energy services to large energy consumers in its target markets and generate stable earnings to stockholders. As part of this effort, the Company also abandoned plans for several development projects. The redirection of these business units and assets was partially completed in fiscal year 2002 in an orderly manner. The implementation of these efforts was accomplished through the sale, divestiture or discontinuation of the relevant business unit, asset or activity. The Company believed it to be a prudent step in 2002 to adjust valuations and take charges on business units and assets unrelated to its core focus.

The Company recorded $10,234,000 of operating, general and administrative non-recurring expenses in the first half of 2002. On the operating expense side, these non-recurring expenses resulted from the adjustment of tangible assets held at subsidiaries such as fixed assets and investments as well as the recognition of deferred projects and acquisition costs by US Energy Systems
(USE) corporate. Accruals for potential costs related to the possible sale, divestiture or discontinuation of certain business units were made in the first and fourth quarter of 2002 as part of both operating and general and administrative expense.

Additionally, in the first quarter of 2002 the Company recognized a change in accounting principle of $754,000 (net of $546,000 tax) to reflect the application of SFAS No. 142 against the recorded goodwill of U.S. Energy Environmental Corp.

During the first nine months of 2003 we continued our plan to evaluate certain businesses in connection with a transition to a provider of energy services under long-term contracts. As discussed above, we sold our ownership in US Energy Geothermal LLC in the Second Quarter of 2003.

 The Operations Group is comprised of the Biogas and Canada operations. The Corporate Group is comprised of US Energy Systems Corporate and through June 30, 2003 U.S. Energy Geothermal LLC. The Operations Group net income, excluding SEFL for the First, Second and Third Quarters of 2003 amounted to $879,000, $491,000 and $833,000, respectively. The decrease in the second quarter was due principally to the seasonality of demand in the Canadian energy operation and a decrease in Biogas margins in the second quarter of 2003.

Due to the reduction in ownership in SEFL from 51% to 49% and the change in accounting to reflect the Equity Method of Accounting for this Investment, the year 2003 revenues and expenses do not include SEFL. The Company's 49% ownership is reflected in the Statement of Operations under the caption "(Gain) from joint ventures" and is included in the Corporate Group. Additionally, the Company has reserved $556,000 for management fees related to SEFL (see Note E).

Following is a discussion of the Results of Operations during the first nine months of 2003.

Revenues for the three month and nine month periods ended September 30, 2003 and 2002 were as follows:


                                Three Months Ended                               Nine Months Ended
                                  (in thousands)                                   (in thousands)
                    -----------------------------------------------        ----------------------------------
                    September 30, 2003      September 30, 2002      September 30, 2003      September 30, 2002
------------------- --------------------    -------------------     --------------------    -------------------
Operations Group           $8,462                 $8,927                  $27,359                 $25,940
-------------------
Corporate Group               244                    268                    1,580                   3,907
------------------- ------------------    -----------------       --------------------    -------------------
Total                      $8,706                 $9,195                  $28,939                 $29,847
------------------- ==================    =================       ====================    ===================

Total revenues decreased $489,000 or 5.3% in the three months ended September 30,2003 ("Third Quarter 2003") compared with the three months ended September 30, 2002 ("Third Quarter 2002"). Excluding the effect of SEFL and US Energy Geothermal, total revenues increased $682,000 or 8.5% reflecting increased energy sales for the Operations Group offset in part by lower electricity revenues in the Canadian operation. Total revenues decreased by $908,000 or 3.0% in the first nine months of 2003 compared with the first nine months of 2002. After adjusting for the effect of SEFL, USE Enviro Systems and US Energy Geothermal, revenues increased by $4,065,000 or 16.3% in the first nine months of 2003 compared with the comparable 2002 period. The increase in revenues reflects increased heating sales in Canada due mainly to higher fuel prices. In addition, Biogas had an increase in fees related to the management of certain landfill gas collection systems which was offset by a decrease in sludge revenues due to the closure of the Garland sludge drying facility. The decrease in the Corporate Group's revenues of 2,327,000 or 60% in the first nine months of 2003 compared with the 2002 comparable period was due principally to the Sale of USE Enviro Systems and US Energy Geothermal LLC.

Operating expenses for the three and nine month periods ended September 30, 2003 and 2002 were as follows:


                      Three Months Ended                                  Nine Months Ended
                        (in thousands)                                     (in thousands)
             -------------------------------------                ----------------------------------
                    September 30, 2003    September 30, 2002        September 30, 2003      September 30, 2002
                    ------------------    -------------------       --------------------    -------------------
Operations Group          $4,309                $4,118                    $15,079                 $13,740
Corporate Group                -                  (134)                       400                   1,913
                      ----------------    -------------------       --------------------    -------------------
Total                     $4,309                $3,984                    $15,479                 $15,653
                      ================    ===================       ====================    ===================

Operating expenses increased by $325,000 or 8.2% in the Third Quarter 2003 compared with the Third Quarter 2002. After adjusting for the effect of SEFL and US Energy Geothermal, operating expenses increased by $742,000 or 20.8% reflecting increased cost in the operations group due to increased fuel cost in Canada. After adjusting for the effect of SEFL, USE Enviro Systems, and US Energy Geothermal, operating expenses increased by $3,263,000or 26.7% in the first nine months of 2003 compared with the first nine months of 2002 mainly due to higher average fuel costs in the Canada operation. Gas costs in London and combined fuel costs in Prince Edward Island were up primarily as a result of increased fuel pricing and increased thermal sales compared with the comparable 2002 period. Operating expenses for Biogas were relatively flat during the first nine months of 2003 compared with the comparable 2002 period. Biogas entered into contracts with two contractors to operate and maintain a number of its generating facilities. These contracts have fixed rates which include preventative maintenance. The decrease in operating expenses for the corporate group in the first nine months of 2003 compared with the comparable 2002 period is due principally to the sale of USE Enviro Systems in the year 2002.
                                              .
The components of General and Administrative expenses for the three and nine month periods were as follows:


                              Three Months Ended                                  Nine Months Ended
                                (in thousands)                                     (in thousands)
--------------- -----------------------------------------------        --------------------------------------------
                     September 30, 2003      September 30, 2002       September 30, 2003       September 30, 2002
-------------------- -------------------     --------------------    ---------------------    ---------------------
Salaries and                   $527               $895                 $ 1,745                   $2,480
Consulting
Legal and Professional          231                260                     556                      875
Insurance                       117                234                     504                      622
Corporate Expenses              286                242                     656                      676
Other                           603                170                   1,332                      861
                        ---------------     ---------------      --------------------    ----------------------
Total                        $1,764             $1,801                  $4,793                   $5,514
----------------------- ===============     ===============      ====================    ======================

General and administrative expenses decreased by $37,000 or 2.1% in the Third Quarter 2003 compared with the Third Quarter 2002. The change in accounting for SEFL did not affect General and administrative expenses. The decrease in salaries in the Third Quarter 2003 compared with the Third Quarter 2002 reflects fewer employees at US Energy Systems. In addition, the Third Quarter 2003 expenses include a $288,000 reserve related to SEFL for management fees which is reflected in "Other" expenses. The nine month period in 2003 reflects a $556,000 reserve for such fees. General & administrative expenses decreased by $721,000 or 13.1% in the first nine months of 2003 compared with the first nine months of 2002 reflecting lower salary expenses due to fewer employees at US Energy Systems and the sale of US Enviro Systems. In addition, legal and professional expenses decreased in the first nine months of 2003 compared with the comparable 2002 period due to the deferral of costs associated with current efforts to implement the plan outlined in the Proxy.

Depreciation and amortization expense decreased by $216,000 in the Third Quarter of 2003 and by $564,000 in the nine months ended September 30, 2003 mainly due a lower investment balances in plant and equipment. The decrease in the nine month period is due in part to the sale of USE Enviro Systems, Inc.

Interest income increased by $56,000 in the Third Quarter 2003 compared with the Third Quarter of 2002 reflecting increased cash on hand from a settlement agreement with a customer in the Canada operation. Interest income decreased by $164,000 in the nine months ended September 30, 2003 due to lower market interest rates resulting in lower interest earnings.

Liquidity And Capital Resources

At September 30, 2003, cash and cash equivalents totaled approximately $19,360,000 of which $4,265,000 was unrestricted, compared with $2,968,000 of unrestricted cash at December 31, 2002. In connection with notes payable by certain Biogas subsidiaries, the lender required these subsidiaries to maintain various restricted cash accounts, which, at September 30, 2003, amounted to $15,095,000. This amount also includes approximately $947,000 of funds the Company set aside to ensure the payment of dividends on certain series of our preferred stock. These funds were set apart in conjunction with the approval of our plan of recapitalization. The increase in cash for the first nine months of 2003 reflects the sale of USE Geothermal LLC and cash management efficiencies.

During the nine months ended September 30, 2003, cash flow of $8,946,000 from operating activities was used to fund the $4,053,000 of investing activities and $1,748,000 of financing activities thus, resulting in an overall increase in cash of $3,145,000 in the first nine months of 2003.

Cash flow from operating activities during the nine months ended September 30, 2003 was 8,946,000 compared with $12,213,000 for the first nine months ended September 30, 2002 a decrease of $3,267,000. The decrease is attributable to a number of offsetting items including the increase in net income and the effect on the deferred tax asset balance due to lower operating losses. The increase in investing activities reflects the acquisition of new equipment. The decrease in cash flows from financing activities reflects the payment of long-term debt.

Our consolidated working capital was $8,665,000 at September 30, 2003 compared with $5,361,000 at December 31, 2002 principally reflecting increased cash balances.

We continue to evaluate current and forecasted cash flow as a basis to determine financing operating requirements and capital expenditures. We believe that we will have sufficient liquidity from cash flow from operations, sales of assets, and working capital to satisfy all current obligations. The outstanding indebtedness on shareholder loans related to the Morris Illinois project and Biogas which was past due as of September 30, 2003 was subsequently amended and are current. We expect to finance anticipated capital expenditures and be able to fund working capital requirements for the next twelve months. One of our lenders is currently withholding our third quarter distribution of residual cash flow from operations of certain Biogas projects. We are in discussions with such lender to obtain the release of such distribution. To the extent such lender continues to withhold our quarterly distributions from such projects, our liquidity could be impacted significantly. We are currently evaluating potential actions to mitigate any adverse impact on us if such lender continues to withhold such distributions.

On August 7, 2003, the Company filed a Proxy Statement (the "Proxy") for its Annual Meeting of Stockholders which took place on September 9, 2003. The Company received approval to sell the assets of our two principal subsidiaries, USE Canada Holdings Corp. and U.S. Energy Biogas Corporation, subject to certain conditions set forth in the Proxy. If sales are consummated pursuant to the plan, the Company's liquidity and capital resource position would be improved through the receipt of cash proceeds from such sales, the Company's long-term debt would be substantially reduced, and the Company's revenues and operating expenses would also be reduced. (See Proxy - Proposal 1 - to Approve and Adopt the Plan - Pro Forma Financial Information).

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

It is our general policy to not enter into any interest rate, foreign currency or derivative transactions as a hedge against these market risks as the underling assets and investments are long-term in nature. This issue is discussed in more detail in our Annual Report on Form 10-KSB for the year ended December 31, 2002, as amended.


Item 4:  Controls and Procedures
(a)      Evaluation of Disclosure Controls and Procedures

     The Company has established a series of systems and procedures to assure full and timely disclosure of material information respecting the Company. Our Chief Executive Officer and Chief Accounting Officer (the person who performs the functions of the Chief Financial Officer), carried out an evaluation of the design and operation of our disclosure controls and procedures as of the end of the quarter covered by this report. Based on such evaluation, they concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

                           PART II - OTHER INFORMATION

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS
At our annual meeting of stockholders on September 9, 2003, our stockholders approved (by the votes indicated below each proposal and with our Series C Preferred Stock and Series D Preferred Stock voting on an as converted basis with our common stock) the following proposals:

Proposal 1- We were authorized, without being required to obtain further stockholder approval but subject to certain conditions more fully described in the proxy statement relating to such meeting, to enter into one or more transactions pursuant to which we would sell, on terms and conditions we deem appropriate, the stock, assets or a combination of the foregoing of our two principal subsidiaries, USE Canada Holdings Corp. and US Energy Biogas Corporation ("Biogas"), and our partnership interests in ZFC Royalty Partners, L.P.




                               Number of Shares
--------------------------------------------------------------------------------

Voted For        Voted Against    Abstained                Broker Non-Votes
---------        -------------    ---------                ----------------
11,195,685          494,248         155,244                  4,508,472


Proposal 2-The election of the following persons to serve as Class 2 directors of the Company:

                                Number of Shares
                                ----------------

                                 Voted for                       Withheld
                                 ---------                       --------
Goran Mornhed                   15,591,505                        762,144
Steven Brown                    15,591,976                        449,673
Evan Evans                      15,777,767                        575,882


Lawrence Schneider, Irving Levine, M. Stephen Harkness, Mark P. Strauch, Carl W. Greene and Kenneth Leung continued as directors following the meeting.

Proposal 3- The ratification of the selection of Kostin, Ruffkess & Company, LLC as our auditors.

                                Number of Shares
                                ----------------

Voted For          Voted Against          Abstained         Broker Non-Votes
---------          -------------          ---------         ----------------
15,950,019             367,482             36,148                  -

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits


Exhibit
Number       Description
------------ ----------------------------------------------------------------------------------------------------------
2.1          Merger Agreement by and between the Company, USENVIRO Merger Corp., American Enviro-Services, Inc., and
             the shareholders of American Enviro-Services, dated as of August 4, 1997 (4)
------------ ----------------------------------------------------------------------------------------------------------
2.2          Subscription Agreement dated as of August 23, 2000, by and among U.S. Energy System Castlebridge, LLC
             ("USE Sub"), Kemper-Castlebridge, Inc., ("KC"), GKM II Corporation ("GKM") and Castlebridge Partners,
             LLC ("Castlebridge") (9)
------------ ----------------------------------------------------------------------------------------------------------
2.3          Agreement and Plan of Reorganization and Merger dated as of November 28, 2000, by and among U.S. Energy
             Systems, Inc. ("US Energy"), USE Acquisition Corp.  ("US Energy Sub"), and Zahren Alternative Power
             Corp.  ("Zapco") (without schedules or exhibits) (the "Merger Agreement").  (11)
------------ ----------------------------------------------------------------------------------------------------------
2.4          Amendment No 1 dated as of the 11th day of December, 2000 to the Merger Agreement. (11)
------------ ----------------------------------------------------------------------------------------------------------
2.5          Amendment No. 2 dated as of the 19th day of December, 2000 to the Merger Agreement. (15)
------------ ----------------------------------------------------------------------------------------------------------
2.6          Amendment No. 3 dated as of the 19th day of January, 2001 to the Merger Agreement. (15)
------------ ----------------------------------------------------------------------------------------------------------
2.7          Amendment No. 4 dated as of the 23rd day of February, 2001 to the Merger Agreement. (15)
------------ ----------------------------------------------------------------------------------------------------------
2.8          Amendment No. 5 dated April 30, 2001 to the Merger Agreement. (16)
------------ ----------------------------------------------------------------------------------------------------------
2.9          Stock Purchase Agreement dated as of June 11, 2001 by and between USE Canada Acquisition Corp. and
             Trigen-Canada Company LLC. (17)
------------ ----------------------------------------------------------------------------------------------------------
2.10         Amendment No. 6 dated as of November 1, 2002 to the merger Agreement. (18)
------------ ----------------------------------------------------------------------------------------------------------
2.11         Amendment No. 7 dated as of the 10th day of February, 2003 to the Merger Agreement. (19)
------------ ----------------------------------------------------------------------------------------------------------
2.12         Amendment No. 8 dated as of the 13th day of March, 2003 to the Merger Agreement. (19)
------------ ----------------------------------------------------------------------------------------------------------
2.13         Amendment No. 9 dated as of the 15th day of April, 2003 to the Merger Agreement
------------ ----------------------------------------------------------------------------------------------------------
2.14         Amendment No. 10 dated as of the 14th day of May, 2003 to the Merger Agreement
------------ ----------------------------------------------------------------------------------------------------------
2.15         Amendment No. 11 dated as of the 11th day of June, 2003 to the Merger Agreement
------------ ----------------------------------------------------------------------------------------------------------
2.16         Amendment No. 12 dated as of the 29th  day of June, 2003 to the Merger Agreement
------------ ----------------------------------------------------------------------------------------------------------
2.17         Amendment No. 13 dated as of the 11th day of July, 2003 to the Merger Agreement
------------ ----------------------------------------------------------------------------------------------------------
2.18         Amendment No. 14 dated as of the 28th day of July, 2003 to the Merger Agreement
------------ ----------------------------------------------------------------------------------------------------------
3.1          Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware. (1)
------------ ----------------------------------------------------------------------------------------------------------
3.2          By-Laws of the Company (2)
------------ ----------------------------------------------------------------------------------------------------------
3.3          Articles of Organization of Steamboat Envirosystems, L.C (1)
------------ ----------------------------------------------------------------------------------------------------------
3.4          Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company (10)
------------ ----------------------------------------------------------------------------------------------------------


3.5          Certificate of Increase of Series A Convertible Preferred Stock of the Company (10)
------------ ----------------------------------------------------------------------------------------------------------
3.6          Amended and Restated By-Laws of US Energy (11)
------------ ----------------------------------------------------------------------------------------------------------
3.7          Form of Certificate of Designation for US Energy's Series C Preferred Stock (15)
------------ ----------------------------------------------------------------------------------------------------------
3.8          Form of Certificate of Designation for US Energy's Series D Preferred Stock (15)
------------ ----------------------------------------------------------------------------------------------------------
3.9          Certificate of Correction to Certificate of Designation of Series A Preferred Stock (15)
------------ ----------------------------------------------------------------------------------------------------------
3.10         Certificate of Correction to Certificate of Designation of Series B Preferred Stock (15)
------------ ----------------------------------------------------------------------------------------------------------
4.1          Specimen Stock Certificate (1)
------------ ----------------------------------------------------------------------------------------------------------
4.2          Form of Warrant (1)
------------ ----------------------------------------------------------------------------------------------------------
4.3          Form of Warrant Agreement (1)
------------ ----------------------------------------------------------------------------------------------------------
4.4          Form of Representative's Purchase Option (1)
------------ ----------------------------------------------------------------------------------------------------------
4.5          Certificate of Designation of Series A Convertible Preferred Stock of the Company as filed with the
             Secretary of State of Delaware on March 23, 1998 (7)
------------ ----------------------------------------------------------------------------------------------------------
4.6          Certificate of Designation of Series B Convertible Preferred Stock of the Company as filed with the
             Secretary of the State of Delaware (14)
------------ ----------------------------------------------------------------------------------------------------------
4.7          Amended and Restated Plan of Recapitalization dated as of July 31, 2000 by and between the Company and the parties identified therein. (15)
------------ ----------------------------------------------------------------------------------------------------------
4.8          Form of Series B Warrant to Purchase Shares of Common Stock (10)
------------ ----------------------------------------------------------------------------------------------------------
4.9          Form of Series C Redeemable Common Stock Purchase Warrant of US Energy (11)
------------ ----------------------------------------------------------------------------------------------------------
10.1         Plan of Reorganization of Cogenic Energy Systems, Inc. (2)
------------ ----------------------------------------------------------------------------------------------------------
10.2         8% Convertible Subordinated Debenture due 2004 (2)
------------ ----------------------------------------------------------------------------------------------------------
10.5         Purchase Agreement, dated as of January 24, 1994, between Lehi Co-Gen Associates, L.C. and Lehi
             Envirosystems, Inc. (2)
------------ ----------------------------------------------------------------------------------------------------------
10.6         Operating Agreement among Far West Capital, Inc., Suma Corporation and Lehi Envirosystems, Inc. dated
             January 24, 1994 (2)
------------ ----------------------------------------------------------------------------------------------------------
10.7         Form of Purchase and Sale Agreement between Far West Capital, Inc., Far West Electric Energy Fund, and
             L.P., 1-A Enterprises, the Company and Steamboat LLC (1)
------------ ----------------------------------------------------------------------------------------------------------
10.8         Form of Operation and Maintenance Agreement between Steamboat LLC and S.B. Geo, Inc. (1)
------------ ----------------------------------------------------------------------------------------------------------
10.9         Letter Agreement, dated as of November 8, 1994, between the Company, PSC Cogeneration Limited
             Partnership, Central Hudson Cogeneration, Inc. and Independent Energy Finance Corporation (1)
------------ ----------------------------------------------------------------------------------------------------------
10.10        Agreement among the Company, Plymouth Envirosystems, Inc., IEC Plymouth, Inc. and Independent Energy
             Finance Corporation dated November 16, 1994 (1)
------------ ----------------------------------------------------------------------------------------------------------
10.11        Amended and Restated Agreement of Limited Partnership of Plymouth Cogeneration Limited Partnership
             between PSC Cogeneration Limited Partnership, Central Hudson Cogeneration, Inc. and Plymouth
             Envirosystems, Inc. dated November 1, 1994 (1)
------------ ----------------------------------------------------------------------------------------------------------

10.12        Amended and Restated Agreement of Limited Partnership of PSC Cogeneration Limited Partnership among IEC
             Plymouth, Inc., Independent Energy Finance Corporation and Plymouth Envirosystems, Inc. dated December
             28, 1994 (1)
------------ ----------------------------------------------------------------------------------------------------------
10.13        Purchase and Sale Agreement, dated as of December 31, 1995, between the Company, Far West Capital, Inc.,
             Far West Electric Energy Fund, L.P., 1-A Enterprises and Steamboat Enviro systems, LLC (1)
------------ ----------------------------------------------------------------------------------------------------------
10.13(a)     Letter Agreement, dated September 25, 1996, between the Company and Far West Capital, Inc. (1)
------------ ----------------------------------------------------------------------------------------------------------
10.16        Security Agreement and Financing Statement among the Company, Lehi Envirosystems, Inc., Plymouth
             Envirosystems, Inc. and Anchor Capital Company, LLC dated June 14, 1995, as amended (1)
------------ ----------------------------------------------------------------------------------------------------------
10.20        Lease dated September 1, 1995 between the Company and Gaedeke Holdings, Ltd. (1)
------------ ----------------------------------------------------------------------------------------------------------
10.21        Documents related to Private Placement (1)
------------ ----------------------------------------------------------------------------------------------------------
10.21(a) Certificate of Designations (1)
------------ ----------------------------------------------------------------------------------------------------------
10.22        Purchase Agreement between the Company and Westinghouse Electric Corporation dated as of November 6,
             1995 and amendments thereof (1)
------------ ----------------------------------------------------------------------------------------------------------
10.25(a)     Long-Term Agreement for the Purchase and Sale of Electricity
             Between Sierra Pacific Power Company and Far West Capital, Inc.
             dated October 29, 1988 (1)
------------ ----------------------------------------------------------------------------------------------------------
10.25(b)     Assignment of Interest, dated December 10, 1988 by and between Far West Capital, Inc. and 1-A
             Enterprises (1)
------------ ----------------------------------------------------------------------------------------------------------
10.25(c)     Letter dated August 18, 1989 by Gerald W. Canning, Vice President of Electric Resources, consenting to the Assignment of Interest on behalf of Sierra Pacific Power Company (1)
----------- ----------------------------------------------------------------------------------------------------------
10.26(a)     Agreement for the Purchase and Sale of Electricity, dated as of November 18, 1983 between Geothermal
             Development Associates and Sierra Pacific Power Company (1)
------------ ----------------------------------------------------------------------------------------------------------
10.26(b)     Amendment to Agreement for Purchase and Sale of Electricity, dated
             March 6, 1987, by and between Far West Hydroelectric Fund, Ltd. and
             Sierra Pacific Power Company (1)
------------ ----------------------------------------------------------------------------------------------------------
10.27        Loan and Option Agreement dated August, 1996 by and among NRG
             Company, LLC and Reno Energy, LLC and ART, LLC and FWC Energy, LLC,
             and amendments thereto (1)
------------ ----------------------------------------------------------------------------------------------------------
10.28        Promissory Note dated August 9, 1996 for $300,000 from Reno Energy, LLC to NRG Company, LLC (1)
------------ ----------------------------------------------------------------------------------------------------------
10.29        Letter of Intent dated July 15, 1996 on behalf of Reno Energy, LLC (1)
------------ ----------------------------------------------------------------------------------------------------------
10.30        Limited Liability Company Operating Agreement of NRG Company, LLC dated as of September 8, 1996, and amendments thereto (1)
------------ ----------------------------------------------------------------------------------------------------------
10.31        Form of Limited Liability Company Operating Agreement of Steamboat, Envirosystems, L.C. dated as of
             October, 1996 (1)
------------ ----------------------------------------------------------------------------------------------------------
10.32        Form of Debenture Conversion Agreement (1)
------------ ----------------------------------------------------------------------------------------------------------
10.33(a)     First Amended and Restated Loan and Option Agreement, dated April
             9, 1997, by and between USE Geothermal, LLC, and Reno Energy LLC,
             ART, LLC and FWC Energy, LLC (3)
------------ ----------------------------------------------------------------------------------------------------------
10.33(b)     Note in the amount of $1,200,000, dated as of April 9, 1997, made by Reno Energy LLC in favor of USE
             Geothermal, LLC (3)
------------ ----------------------------------------------------------------------------------------------------------
10.33(c)     Security Agreement, dated as of April 9, 1997, made by Reno Energy LLC in favor of USE Geothermal, LLC
             (3)
------------ ----------------------------------------------------------------------------------------------------------


10.33(d)     Form of Security Agreement and Collateral Assignment, entered into by and between USE Geothermal, LLC and both FWC
             Energy LLC and ART LLC (3)
------------ ----------------------------------------------------------------------------------------------------------
10.33(e)     Guaranty Agreement, dated as of April 9, 1997, made by FWC Energy LLC and ART LLC in favor of USE
             Geothermal, LLC (3)
------------ ----------------------------------------------------------------------------------------------------------
10.34        1996 Stock Option Plan (5)
------------ ----------------------------------------------------------------------------------------------------------
10.35        Form of 9% Convertible Subordinated Secured Debenture due 2004 (6)
------------ ----------------------------------------------------------------------------------------------------------
10.36        Form of Employment Agreement by and between the Company and Howard Nevins (4)
------------ ----------------------------------------------------------------------------------------------------------
10.37        Subscription Agreement, dated March 20, 1998, between the Company and Energy Systems Investors, LLC (7)
------------ ----------------------------------------------------------------------------------------------------------
10.38        Registration Rights Agreement, dated March 20, 1998, between the Company and Energy Systems Investors,
             LLC (7)
------------ ----------------------------------------------------------------------------------------------------------
10.39        Amended and Restated Stock Option Agreement between the Company and Lawrence I. Schneider dated May 10,
             2000 with respect to 750,000 shares of the Company Common Stock (10)
----------- ----------------------------------------------------------------------------------------------------------
10.40        Amended and Restated Stock Option Agreement between the Company and
             Goran Mornhed dated May 10, 2000 with respect to 1,000,000 shares of the Company Common Stock (10)
------------ ----------------------------------------------------------------------------------------------------------
10.41        Pledge Agreement dated as of July 31, 2000 by and between the Company and Energy Systems Investors,
             L.L.C. (10)
------------ ----------------------------------------------------------------------------------------------------------
10.42        Limited Recourse Promissory Note dated July 31, 2000 issued by Energy Systems Investors, L.L.C. in favor of the Company (10)
------------ ----------------------------------------------------------------------------------------------------------
10.43        Stockholders' and Voting Agreement dated as of November 28, 2000 by and among AJG Financial Services,
             Inc., Bernard Zahren, Environmental Opportunities Fund, Environmental Opportunities Fund/Cayman, Finova
             Mezzanine Capital Corp., Frederic Rose, M & R Associates, Martin F. Laughlin, Michael J. Carolyn and
             Richard J. Augustine (collectively, the "Zapco Stockholders"), US Energy, Cinergy Solutions, Inc.
             ("Cinergy Solutions") and certain stockholders of US Energy.  (11)
------------ ----------------------------------------------------------------------------------------------------------
10.44        Termination Fee Agreement dated as of November 28, 2000 by and among US Energy, Zapco and Cinergy Energy
             Solutions, Inc. ("Cinergy Energy").  (11)
------------ ----------------------------------------------------------------------------------------------------------
10.45        Indemnification Agreement dated as of November 28, 2000 by and among the Zapco Stockholders, Zapco, US
             Energy, US Energy Sub and Cinergy Energy.  (11)
------------ ----------------------------------------------------------------------------------------------------------
10.46        Escrow Agreement dated November 28, 2000 by and among the Zapco Stockholders, Zapco, US Energy, US
             Energy Sub, Cinergy Energy and Tannenbaum Helpern Syracuse & Hirschtritt LLP as Escrow Agent.  (11)
------------ ----------------------------------------------------------------------------------------------------------
10.47        Registration Rights Agreement dated November 28, 2000 by and among US Energy and the Zapco Stockholders.
             (11)
------------ ----------------------------------------------------------------------------------------------------------
10.48        Employment Agreement dated November 28, 2000 by and between US Energy and Bernard Zahren.  (11)
------------ ----------------------------------------------------------------------------------------------------------
10.49        Form of Stock Option Agreement to be entered into by and between US Energy and Bernard Zahren.  (11)
------------ ----------------------------------------------------------------------------------------------------------
10.50        Performance Guaranty dated as November 28, 2000 of US Energy.(11)
------------ ----------------------------------------------------------------------------------------------------------
10.51        Performance Guaranty of Cinergy Solutions Holding Company, Inc. dated as of November 28, 2000.  (11)
------------ ----------------------------------------------------------------------------------------------------------
10.52        Subscription Agreement dated as of November 28, 2000 by and among US Energy, US Energy Sub and Cinergy
             Energy.  (11)
------------ ----------------------------------------------------------------------------------------------------------
10.53        Stockholders Agreement dated as of November 28, 2000 by and among US Energy, US Energy Sub and Cinergy
             Energy.  (11)
------------ ----------------------------------------------------------------------------------------------------------

10.54        Indemnification Agreement dated as of November 28, 2000 by and among US Energy, US Energy Sub and
             Cinergy Energy.  (11)
------------ ----------------------------------------------------------------------------------------------------------
10.55        Employment Agreement dated as of May 10, 2000 by and between the Company and Lawrence Schneider (13)
------------ ----------------------------------------------------------------------------------------------------------
10.56        Employment Agreement dated as of May 10, 2000 by and between the Company and Goran Mornhed (13)
------------ ----------------------------------------------------------------------------------------------------------
10.57        2000 Executive Incentive Compensation Plan (13)
------------ ----------------------------------------------------------------------------------------------------------
10.58        2000 Executive Bonus Plan (13)
------------ ----------------------------------------------------------------------------------------------------------
10.59        Stock Option Agreement between the Company and Lawrence Schneider with respect to 1,000,000 shares of
             Common Stock (13)
------------ ----------------------------------------------------------------------------------------------------------
10.60        Stock Option Agreement between the Company and Goran Mornhed with respect to 187,500 shares of Common
             Stock (13)
------------ ----------------------------------------------------------------------------------------------------------
10.61        Stock Option Agreement between the Company and Goran Mornhed with respect to 562,500 shares of Common
             Stock (13)
------------ ----------------------------------------------------------------------------------------------------------
10.62        Standby Payment Agreement dated as of June 11, 2001 by and among U. S. Energy Systems, Inc., USE Canada
             Acquisition Corp. and AJG Financial Services, Inc.(17)
------------ ----------------------------------------------------------------------------------------------------------
10.63        Promissory Note dated June 11, 2001 made by USE Canada Acquisition Corp. in favor of Trigen - Canada
             Company LLC (17)
------------ ----------------------------------------------------------------------------------------------------------
10.64        Guaranty made as of June 11, 2001 by USE Energy Systems, Inc. in favor of Trigen - Canada Company LLC and the other person identified therein (17)
------------ ----------------------------------------------------------------------------------------------------------
10.65        Development Incentive Plan (18)
------------ ----------------------------------------------------------------------------------------------------------
10.66        Corporate Incentive Plan (18)
------------ ----------------------------------------------------------------------------------------------------------
10.67        Finance Incentive Plan (18)
------------ ----------------------------------------------------------------------------------------------------------
10.68        Employment Agreement dated as of August 20, 2001 between the Company and Allen J. Rothman (18)
------------ ----------------------------------------------------------------------------------------------------------
10.69        Employment Agreement dated as of January 1, 2002 between the Company and Edward Campana (18)
------------ ----------------------------------------------------------------------------------------------------------
10.70        Employment Agreement dated as of September 8, 2000 between the Company and Henry Schneider (18)
------------ ----------------------------------------------------------------------------------------------------------
10.71        Shareholder Agreement dated March 2002 by and among Scandinavian Energy Finance Limited, Endoray
             Investments BV, US Energy Systems, Inc., EIC Investments (Jersey) Limited and A&A EIC Electricity
             Investment Company (18)
------------ ----------------------------------------------------------------------------------------------------------
10.72        Financing Agreement dated as of March 11, 2002 by and between
             Scandinavian Energy Finance Limited and Gigantissimo 2321 AB n/k/a
             EnergiSystems Sverige AB (18)
------------ ----------------------------------------------------------------------------------------------------------
10.73        Conditions on Gigantissimo 2321 AB n/k/a EnergiSystems Sverige AB's Convertible Debenture Loan 2002-2027 (18)
------------ ----------------------------------------------------------------------------------------------------------
10.74        Subordinated Loan Agreement dated as of March 11, 2002 between
             Gigantissimo 2324 AB to be renamed Narvarme Acquisition I and AB
             Scandinavian Energy Finance Limited (18)
------------ ----------------------------------------------------------------------------------------------------------
10.75        Shareholders Agreement dated as of March 11, 2002 by and among Goran Ernstson, Scandinavian Energy
             Finance Limited, Lansforsakringar Liv Forsakringsaktiebolag for the
             shares of Gigantissimo 2321 AB n/k/a EnergiSystem Sverige AB (18)
------------ ----------------------------------------------------------------------------------------------------------

10.76        Security Holders Agreement dated as of March 11, 2002 between Scandinavian Energy Finance Limited and
             Goran Ernstson (18)
------------ ----------------------------------------------------------------------------------------------------------
10.77        Option Agreement dated as of March 7, 2002 by and between Goran Ernstson and Scandinavian Energy Finance
             Limited (18)
------------ ----------------------------------------------------------------------------------------------------------
10.78        Amendment No. 1 to Escrow Agreement dated as of May 22, 2001 by and among the Zapco stockholders, Zapco,
             US Energy, USE Acquisition Corp., Cinergy Energy and Tannenbaum Helpern Syracuse & Hirschtritt LLP as
             Escrow Agent (18)
------------ ----------------------------------------------------------------------------------------------------------
10.79        Amendment No. 1 to Indemnification Agreement dated as of May 11, 2001 by and among  the Zapco stockholders, Zapco, US Energy, USE Acquisition Corp. and Cinergy Energy (18)
------------ ----------------------------------------------------------------------------------------------------------
10.80        Amendment No. 2 to Indemnification Agreement dated as of Npvember 1, 2002 by and among stockholders,
             Zapco, US Energy, USE Acquisition Corp. and Cinergy Energy (18)
------------ ----------------------------------------------------------------------------------------------------------
10.81        Amendment No. 2 to Escrow Agreement dated as of November 1, 2002 by and amoung the Zapco stockholders,
             Zapco, US Energy, USE Acquisition Corp., Cinergy  Energy and Tannebaum Helpern Syracuse & Hirschtritt
             LLP as Escrow Agent. (18)
------------ ----------------------------------------------------------------------------------------------------------
10.82        Amendment No. 3 dated as of the 10th day of February, 2003 to the Indemnification Agreement.
------------ ----------------------------------------------------------------------------------------------------------
10.83        Amendment No. 4 dated as of the 13th day of March, 2003 to the Indemnification Agreement.
------------ ----------------------------------------------------------------------------------------------------------
10.84        Amendment No. 3 dated as of the 10th day February, 2003 to the Escrow Agreement.
------------ ----------------------------------------------------------------------------------------------------------
10.85        Amendment No. 4 dated as of the 13th day of March, 2003 to the Escrow Agreement.
------------ ----------------------------------------------------------------------------------------------------------
10.86        Amendment No. 5 dated as of the 15th day of April, 2003 to the Escrow Agreement
------------ ----------------------------------------------------------------------------------------------------------
10.87        Amendment No. 6 dated as of the 14th day of May, 2003 to the Escrow Agreement
------------ ----------------------------------------------------------------------------------------------------------
10.88        Amendment No. 7 dated as of the 11th day of June, 2003 to the Escrow Agreement
------------ ----------------------------------------------------------------------------------------------------------
10.89        Amendment No. 8 dated as of the 27th day of June, 2003 to the Escrow Agreement
------------ ----------------------------------------------------------------------------------------------------------
10.90        Amendment No. 9 dated as of the 11th day of July, 2003 to the Escrow Agreement
------------ ----------------------------------------------------------------------------------------------------------
10.91        Amendment No. 10 dated as of the 28th day of July, 2003 to the Escrow Agreement
------------ ----------------------------------------------------------------------------------------------------------
10.92        Amendment No. 5 dated as of the 15th day of April, 2003 to the Indemnification Agreement
------------ ----------------------------------------------------------------------------------------------------------
10.93        Amendment No. 6 dated as of the 14th day of May, 2003 to the Indemnification Agreement
------------ ----------------------------------------------------------------------------------------------------------
10.94        Amendment No. 7 dated as of the 11th day of June, 2003 to the Indemnification Agreement
------------ ----------------------------------------------------------------------------------------------------------
10.95        Amendment No. 8 dated as of the 27th day of June, 2003 to the Indemnification Agreement
------------ ----------------------------------------------------------------------------------------------------------
10.96        Amendment No. 9 dated as of the 11th day of July, 2003 to the Indemnification Agreement
------------ ----------------------------------------------------------------------------------------------------------
10.97        Amendment No. 10 dated as of the 28 th day of July, 2003 to the Indemnification Agreement
------------ ----------------------------------------------------------------------------------------------------------
31.1         Rule 13a-14(a)/15d-14(a) certifications.
------------ ----------------------------------------------------------------------------------------------------------
31.2         Rule 13a-14(a)/15d-14(a) certifications.
------------ ----------------------------------------------------------------------------------------------------------
32.1         Section 1350 certification.
------------ ----------------------------------------------------------------------------------------------------------

32.2         Section 1350 Certification
------------ ----------------------------------------------------------------------------------------------------------
99.2         Second Amended and Restated Operating Agreement dated as of August 23, 2000 by and between USE Sub, KC,
             GKM and Castlebridge. (12)
------------ ----------------------------------------------------------------------------------------------------------
(1)          Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-94612).
------------ ----------------------------------------------------------------------------------------------------------
(2)          Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended January 31,
             1994.
------------ ----------------------------------------------------------------------------------------------------------
(3)          Incorporated by reference to the Company's Current Report on Form 8-K filed on April 24, 1997.
------------ ----------------------------------------------------------------------------------------------------------
(4)          Incorporated by reference to the Company's Current Report on Form 8-K dated August 12, 1997.
------------ ----------------------------------------------------------------------------------------------------------
(5)          Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended January 31,
             1997.
------------ ----------------------------------------------------------------------------------------------------------
(6)          Incorporated by reference to the Company's Current Report on Form 8-K dated August 18, 1997.
------------ ----------------------------------------------------------------------------------------------------------
(7)          Incorporated by reference to the Company's Current Report on Form 8-K filed on March 26, 1998.
------------ ----------------------------------------------------------------------------------------------------------
(8)          Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended January 31,
             1998.
------------ ----------------------------------------------------------------------------------------------------------
(9)          Incorporated by reference to the Company's Current Report on Form 8-K/A filed on September 5, 2000.
------------ ----------------------------------------------------------------------------------------------------------
(10)         Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended July
             31, 2000.
------------ ----------------------------------------------------------------------------------------------------------
(11)         Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended October
             31, 2000.
------------ ----------------------------------------------------------------------------------------------------------
(12)         Incorporated by reference to the Company's Registration Statement on Form S-3 filed on February 20, 2001.
------------ ----------------------------------------------------------------------------------------------------------
(13)         Incorporated by reference to the Company's Current Report on Form 8-K dated May 4, 2000.
------------ ----------------------------------------------------------------------------------------------------------
(14)         Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended January 31, 1999.
------------ ----------------------------------------------------------------------------------------------------------
(15)         Incorporated by reference to the Company's Report on Form 10-KSB for the period ended December 31, 2000.
------------ ----------------------------------------------------------------------------------------------------------
(16)         Incorporated by reference to the Company's Post-Effective Amendment to Registration Statement on Form Series SB-2 filed on May 14, 2001.
------------ ----------------------------------------------------------------------------------------------------------
(17)         Incorporated by reference to the Company's Current Report on Form 8-K dated June 11, 2001.
------------ ----------------------------------------------------------------------------------------------------------
(18)         Incorporated by reference to the Company's Quarterly Report on Form 10-QSB dated August 14, 2002
------------ ----------------------------------------------------------------------------------------------------------
(19)         Incorporated by reference to the Company's Report on Form 10-KSB for the period ended December 31, 2002.
------------ ----------------------------------------------------------------------------------------------------------

      (b) Reports on Form 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



U. S. ENERGY SYSTEMS, INC.


By:      /s/Goran Mornhed
            -------------
            Goran Mornhed                            Dated: November 14, 2003
            Chief Executive Officer
           (Principal Executive Officer)


By:      /s/Thomas Noonan
            -------------
            Thomas Noonan                            Dated: November 14, 2003
            Chief Accounting Officer
            (Principal Accounting and Financial Officer)