Form 10-K
period 2003-12-31
U S ENERGY SYSTEMS INC
filed 2004-04-14
CIK 351917

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-K

(Mark One)
|X|   ANNUAL REPORT PURSUANT TO SECTION B OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 2003

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-10238
                            U.S. ENERGY SYSTEMS, INC.
               (Exact name of Registrant as specified its charter)

                                 ---------------

                Delaware                                          52-1216347
        (State of Incorporation)                               (I.R.S. Employer
                                                            Identification Number)

       One North Lexington Avenue
         White Plains, NY 10601                                 (914) 993-6443
(Address of principal executive offices)     (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None.
           Securities Registered pursuant to Section 12(g) of the Act:

                               Title of Each Class
                               -------------------
                     Common Stock, par value $.01 per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|.

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes |_| No |X|

      The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference last sales price of the Common Stock as of June 30, 2003 (i.e. $1.40 per share) was approximately $16,738,000.

      As of March 26, 2004, the number of outstanding shares of the registrant's Common Stock was 11,950,524.

      Documents Incorporated by Reference: Items 10, 11, 12, 13 and 14 hereof are incorporated by reference from the Registrant's Proxy Statement to be filed with the SEC by April 29, 2004.

================================================================================

This Form 10-K contains certain "forward-looking statements" which represent our expectations or beliefs, including, but not limited to, statements concerning industry performance and our operations, performance, financial condition, growth and strategies. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors which are noted herein, including but not limited to the potential impact of competition, changes in local or regional economic conditions, our ability to continue our growth strategy, dependence on management and key personnel, supervision and changes in the capital markets regulation issues, operational issues, resource issues, and our ability to obtain acceptable financing to fund our growth strategy. This 10-K also contains a discussion of certain factors that may impact our activities. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." All denominations expressed herein are U.S. dollars unless stated otherwise.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

                                   THE COMPANY

OVERVIEW AND RECENT DEVELOPMENTS

U.S. Energy Systems, Inc. (the "Company" or "We"), based in White Plains, NY, is a customer-focused provider of thermal and electrical energy and energy outsourcing. The Company brings high efficiency standards and proven technology to the marketplace, resulting in lower costs for the customer and a cleaner environment. Our energy services involve the management, development, operation and ownership of small-to-medium-sized energy facilities typically located in close proximity to our customers. Our customers include large retail energy consumers, such as industrial and commercial concerns, and local wholesale energy suppliers, such as utilities and marketers. The energy generation facilities in our portfolio use proven technology, such as combined heat-and-power and reciprocating engines, and clean renewable fuels, such as biogas and biomass fuels.

As of December 31, 2003 the Company owned and/or financed 34 green energy, district energy and cogeneration projects in North America and Europe with a total of 262MW of thermal and electric generation capacity.

The Company pursued strategic alternatives in 2003 to become more competitive with its peers and to maximize the value of its underlying assets. During the past two years, the Company chose to exit or cede control of certain businesses which were not compatible with its business plan or where it did not have a competitive advantage. The Company also pursued alternatives to recapitalize its balance sheet and raise capital to support growth in its core business.

During 2003, the Company sponsored the initial public offering ("IPO") of a Canadian Equity Income Fund, Countryside Power Income Fund ("Countryside Fund") an unincorporated, open-ended limited purpose mutual fund trust formed under the laws of Ontario, Canada. In March 2004, the Countryside Fund issued and sold trust units totaling approximately Cdn $149 million in the IPO and arranged a credit facility of Cdn $35 million from a syndicate of Canadian banks ("Credit Facility.") The Countryside Fund IPO and related credit facility closed on April 8, 2004. The Countryside Fund is listed on the Toronto Stock Exchange under the stock ticker symbol COU.UN. On closing, the Countryside Fund, using a portion of proceeds of the IPO and a Cdn $30 million drawn down from the Credit Facility, acquired USE Canada Holdings Corp. ("USE Canada Holdings"), the parent of USE Canada Energy Corp. ("USE Canada") from the Company for approximately $15.2 million. USE Canada owns district energy systems located in Charlottetown, Prince Edward Island and London, Ontario. With the remainder of the IPO proceeds, the Countryside Fund acquired the existing long-term project debt of US Energy Biogas Corp., the Company's 54.26% subsidiary ("USEB"), and made additional debt and royalty investments in USEB. Such debt acquisitions and additional investments totaled in excess of $86 million. The Countryside Fund and USEB amended the terms of the acquired debt to reflect, among other things, additional loan advances.

The Countryside Fund transaction provided approximately $12 million of additional working capital, growth capital and reserves to USEB and more than $20 million in additional cash proceeds to the Company.

Additionally, in conjunction with the Countryside Fund IPO, the Company entered into a development agreement with a subsidiary of the Countryside Fund and Cinergy Solutions, Inc. ("Cinergy Solutions"), a subsidiary of Cinergy Corp. (NYSE:CIN) an integrated electric gas and utility company respecting potential development initiatives. USEB also entered into an improvement agreement with a subsidiary of the Countryside Fund respecting potential investment by the Countryside Fund in certain USEB development projects which are not covered by the development agreement.

In 2003, the Company sold its 95% membership interest in US Energy Geothermal LLC ("Geothermal, LLC") for approximately $1.0 million in cash and its interest in Marathon Capital LLC for approximately $100,000 in cash. In addition, during 2003 the Company reduced its interest in Scandinavian Energy Finance, Limited ("SEFL"), a joint venture we formed with EIC Electricity SA ("EIC"), a Swiss investment company specializing in energy investments, from 51% to 32% as a result of sale of a 2% interest and additional equity investment by EIC in SEFL. SEFL had financed a Swedish energy group, EnergiSystem Sverige AB ("EnergiSystem"). In December 2003 SEFL exercised its option to acquire 90% ownership of EnergiSystem. SEFL will now be managed and controlled by EIC which has greater resources in that region to oversee commercial and operational functions. The Company intends, in light of the continuing uncertainty in SEFL and Energisystem to monitor and evaluate its $7.5 million investment in SEFL. (See Item 3 "Legal Proceedings" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operation, Risk Factors - International Investments.")

In the fiscal year ended 2003, the Company's total assets decreased to approximately $172 million, down almost 22% from the previous year, resulting mainly from the deconsolidation of SEFL. Revenues in 2003 decreased to approximately $25 million, as a result of USE Canada Energy being accounted for as a discontinued operation in connection with its anticipated sale to the Countryside Fund, and as a result of the deconsolidation of SEFL and Geothermal, LLC.

Our management team has a track record in the development, construction and operation of combined heat and power ("CHP") plants and renewable energy plants. One primary goal of our management team is to continue working successfully, as it has in previous years, in developing energy projects with our strategic partners, including the Countryside Fund and Cinergy Solutions. In addition to our strategic joint venture with Cinergy Solutions, we recently developed relationships with certain financial companies that specialize in private equity, debt and mezzanine-style investments in the power and energy infrastructure industries.

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

We define our energy outsourcing opportunities to include: (i) district energy systems, (ii) CHP projects, and (iii) renewable energy projects, which provide energy to commercial, institutional or industrial customers. There are current opportunities to buy energy outsourcing projects, which are being divested by large integrated utilities and independent power producers. We also believe there are opportunities to develop new greenfield industrial cogeneration and renewable energy projects such as biogas-to-energy projects. We believe that many of these energy projects will present a compelling business opportunity for the Company given our relevant experience, strategic partners and core skill sets. The market potential for retrofitting and upgrading existing CHP plants in the size range up to 100 MW exceeds 42,000 MW in the United States alone, according to an independent market study. In addition, it is expected that the market for renewable energy generation in the United States will grow to almost 450 billion kilowatt hours and a gross capacity of over 105 gigawatts by 2020, according to a report issued by the Energy Information Agency in 2003. Similar market potential exists in the rest of North America, where deregulation, government-mandated renewable resource standards, increasing fossil fuel prices and cost focus, as well as environmental awareness are motivating factors for end users to employ energy outsourcing and renewable fuels.

In our target markets, governmental policies and new environmental standards provide the impetus for continued growth of outsourcing and renewable energy markets. While a significant market has already been established, it remains a small fraction of the viable potential of the rapidly growing market.

STRATEGY

Business Strategy:

Our business strategy is to become a leading provider of energy outsourcing services to the industrial, commercial and institutional marketplace and to become a leader in the development and use of renewable energy sources. In the near term, we intend to increase shareholder value through improving operating performance of our existing biogas-to-energy operations and expanding their generation capacity. Further, we will continue to look selectively at acquiring or developing renewable energy projects, with a primary focus on technologies where we have specific expertise such as landfill-gas-to-energy and biomass-to-energy. Our strategy also involves acquiring under-performing or undervalued energy assets and then combining our operational skills to drive efficiency gains through proven technologies, thereby reducing costs for our customers. The Company intends to leverage its strategic relationships to advance its business goals with a primary focus in its key target market of North America. We have identified the market segments that are consistent with our overall strategy. These targeted markets have a smaller size range per project and require special skill sets that should have limited competition for acquiring or managing those assets in the near term.

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

To enhance our strategy, we have established strategic relationships with the Countryside Fund, Cinergy Solutions and certain financial firms with specialized industry knowledge, with which we are pursuing development and growth opportunities. Through these relationships, we expect to leverage our resources and increase our market visibility and probability of success.

Financial Strategy

Our financial strategy is to employ proven financing techniques in the bank and capital markets to expand our business. Our risk management strategy aims to hedge financial risk with (i) long-term customer contracts that generally provide stable cash flow to cover debt service costs, (ii) utilization of fixed rate funding or financial hedges to mitigate rate risk and (iii) utilization of project related debt that is nonrecourse to the Company. The availability of capital at attractive terms will be a key requirement to enable us to meet our strategic objectives. Another important goal of management will be to maintain and expand relationships with key financial partners such as the Countryside Fund and explore other alternatives for raising capital and/or monetary assets in the future. From time to time, we may seek to obtain financing, including mezzanine or equity capital, when circumstances warrant. In all respects, we will strive to maintain ample liquidity to meet our operating requirements and to fund our growth.

COMPETITION

The energy generation industry is characterized by intense competition, and we encounter competition from utilities, industrial companies and other energy producers in our business. However, the retail energy market targeted by the Company is generally outside the main focus of larger energy generating competitors.

We are competing for development and acquisition opportunities with various companies, some of which may have greater access to resources and capital, as well as with our potential customers' current in-house alternatives. However, many of our competitors are subsidiaries of larger firms, with a core focus on other markets, and in some cases, those firms are exiting certain non-core business lines. This includes integrated utility companies, merchant energy companies and independent power producers many of which have subsidiaries with which we compete but which are mainly engaged in large-scale generation, transmission or distribution of electricity for the regulated or wholesale merchant markets. The markets for large-scale production of electricity or other energy are driven by fundamentally different factors and requirements than the market for customer tailored energy services from distributed generation, such as CHP and renewable fuels. We believe that our experience and focus on mainly retail energy outsourcing utilizing CHP and renewable fuels gives the Company a competitive advantage.

Competition is a lesser factor for our biogas-to-energy operations since, generally, they are not subject to direct competition. Apart from a few large companies operating biogas projects, the U.S. biogas industry is highly fragmented.

With management's track record in energy outsourcing and its ability to develop long-term customer relationships, the Company believes it has a competitive advantage in a rapidly growing niche market serving companies seeking clean, reliable and low cost energy.

DESCRIPTION OF OPERATIONS AND FACILITIES

The Company's principal operations include the following:

US Energy Biogas Corp.

On May 11, 2001, the Company, together with Cinergy Energy Solutions Inc ("Cinergy Energy Solutions"), through a merger, acquired Zahren Alternative Power Corporation ("Zapco"), which was renamed US Energy Biogas Corporation ("USEB"). The Company owns 54.26% and Cinergy Energy Solutions owns 45.74% of USEB.

USEB owns and operates 22 biogas projects ("Biogas Projects"). The biogas projects currently have approximately 51MW of electric generation capacity. Eighteen of the 22 Biogas Projects have contracts with local electric utilities for the sale of electrical output. The Brookhaven project leases electric generation equipment to a third party, which in turn has a contract to sell the output to an electric utility. The remaining three Biogas Projects sell boiler fuel under long-term arrangements with creditworthy off-takers. All of the generation projects are qualifying facilities ("QF") under the Public Utility Regulatory Act of 1978 ("PURPA").

The following table lists selected information about each facility owned and operated by USEB in 2003 with the exception of Readville and Oyster Bay which were closed in 2003, and Smithtown, which is slated for closure.

   Project            State  Project Output   MW        Off-Taker(s)
   -------            -----  --------------   --        ------------

   Countryside         IL     Electricity     8.0   Commonwealth Edison
   Dolton              IL     Electricity     5.0   Commonwealth Edison
   Dixon Lee           IL     Electricity     4.0   Commonwealth Edison
   Morris              IL     Electricity     4.0   Commonwealth Edison

   Roxanna             IL     Electricity     4.0   Illinois Power
   Upper Rock          IL     Electricity     4.0   MidAmerican Energy
   SPSA I              VA     Electricity     3.3   Virginia Power
   122nd Street        IL     Electricity     3.0   Commonwealth Edison
   Brickyard           IL     Electricity     3.0   Illinois Power
   Hamms               NJ     Electricity     1.2   GPU/First Energy
   Manchester          NH     Electricity     1.2   New Hampshire Public
                                                    Service
   Oceanside           NY     Electricity     1.2   Long Island Power
                                                    Authority
   Streator            IL     Electricity     1.0   Commonwealth Edison
   Willow Ranch        IL     Electricity     1.0   Commonwealth Edison
   Amity               PA     Electricity     1.0   Penn Power & Light
   Barre               MA     Electricity     1.0   USGen New England
   Burlington          VT     Electricity     0.7   Burlington Electric
                                                    Dept.
   Onondaga            NY     Electricity     0.6   Niagara Mohawk
   Cape May            NJ     Boiler Fuel     N/A   State of New Jersey
   SPSA II             VA     Boiler Fuel     N/A   CIBA Specialty Chemical
   Tucson              AZ     Boiler Fuel     N/A   Tucson Electric Power
   Brookhaven          NY     Electricity     4.0   Wehran Energy Corp.

In addition, USEB receives payments under notes issued by subsidiaries of Cinergy and Arthur J. Gallagher & Co. (NYSE: AJG) ("Gasco Notes") in connection with the sale of its ownership interests in 16 Gascos that qualify for Section 29 tax credits. These payments are scheduled to end in 2007. The loss of this revenue stream in 2007 is expected to be primarily offset by increased electricity and boiler fuel production volumes from planned expansions of the Biogas Projects.

The Biogas Projects are located across nine states in the U.S. with a majority of power sales to electric utilities in the State of Illinois. The Biogas Projects are able to capitalize on regional opportunities as they relate to the sale of electricity and government incentive programs.

Thirteen of the 22 Biogas Projects are located at landfill sites that continue to accept waste, and, as such, biogas production is expected to increase until shortly after the landfill sites close. As a result, we expect that increases in biogas production will more than offset declines at those Biogas Projects located at closed landfill sites, resulting in a net expansion of the Biogas Projects' current electricity generation capacity.

Commonwealth Edison accounted for approximately 35.5% of our consolidated revenues in fiscal year 2003.

Commercial Structure of the Biogas Projects

The Biogas Projects may incorporate up to three separate legal entities as illustrated in the following diagram and described below:

                  Typical Biogas Project Commercial Structure

                                     Genco
                                -----------------
                    Biogas          Generation            Electricity
                          /      of electricity     \
                         /       -----------------   \
                        /                             \
        Gasco          /                               \
   ----------------                                    ----------------------
      Collection                                        Utility or Industrial
      of biogas        \                                     Purchasers
   ----------------     \            Transco           ----------------------
                         \                            /
                          \                          /
                                ------------------  /
                        Biogas    Transportation         Biogas
                                    of biogas
                                ------------------

Gasco

Gascos are the legal entities that typically own the biogas extraction rights and collection systems and collect and sell the biogas to an electric generating facility ("Genco") and/or a gas transmission facility ("Transco"), as the case may be, under long-term, fixed-rate contracts. Gascos are typically structured as limited partnerships whereby the beneficiaries of the Section 29 tax credits own a 99% limited partnership interest in the Gasco and USEB, directly or through certain of its subsidiaries, owns a 1% general partnership interest or less in the Gasco. The limited partnership interests are held by investment grade third parties. In the cases of the Roxanna and Brookhaven projects, USEB does not own an interest in the relevant Gascos.

The rate received for the biogas that the Gascos sell to the Gencos and/or Transcos is generally US$0.47/MMBtu. The Gencos typically provide the Gascos with a portion of the electricity they generate to power their gas collection systems and, in addition, provide operating and maintenance services to the Gascos. The total revenues received by the Gascos for the sale of biogas generally equates to the total cost of the Gencos providing the electricity and operating and maintenance services to the Gascos.

USEB is negotiating to obtain the right to purchase the limited partnership interests in the Gascos from their current holders upon expiration of the
Section 29 tax credits on December 31, 2007. In the event USEB does not acquire the limited partnership interests, the existing project agreements generally provide that: (i) the Gencos shall retain the right to purchase gas from the Gascos under long-term gas purchase contracts at prices equal to or lower than the prices currently in effect; and (ii) the Gencos shall continue to perform operation and maintenance services for the Gascos under long-term agreements and the compensation received by the Gencos should not be affected by the expiration of the tax credits.

Genco

Gencos are the legal entities that typically own the power generating equipment, purchase the biogas from a Gasco and sell the electricity it generates to an electric utility or industrial user under long-term contracts. The Biogas Projects incorporate 19 Gencos that are wholly-owned subsidiaries of USEB, except for the Illinois-based projects, which are owned, indirectly, 50% by USEB and 50% by AJG Financial Services, Inc. ("AJG Financial") a subsidiary of Arthur
J. Gallagher & Co. Gencos typically lease a portion of a landfill site from an independent third party landfill owner.

Transco

Transcos are the legal entities that typically own the gas transportation equipment and purchase biogas from a Gasco to transport and sell to a third party as boiler fuel under long-term contracts. The Biogas Projects incorporate three Transcos which are all wholly-owned subsidiaries of USEB.

Pricing Structure

Illinois QSWEF Pricing Structure Under The ICC Rate Incentive Program

The State of Illinois, pursuant to the Illinois Public Utility Act and the Illinois Local Solid Waste Disposal Acts established a rate incentive program ("Rate Incentive Program") respecting the sale of electricity by QSWEF's (as defined below) to encourage, among other things, the proper disposal of waste and, where economically and technically feasible, the efficient use of the products or by-products generated as a result of its disposal. The Illinois-based Biogas Projects all qualify as qualified solid waste energy facilities ("QSWEFs") and, as such, are participants in the Rate Incentive Program, as implemented by the Illinois Commerce Commission ("ICC"). Under the Rate Incentive Program, QSWEFs sell electricity at the Gross Contract Rate for the first 10 years of their commercial operation. The Gross Contract Rate is calculated annually by the electric utility and equals the average amount per kilowatt hour ("kWh") paid by local government entities for electricity in the jurisdiction in which the QSWEF is located (with certain exceptions). The difference between the Gross Contract Rate and the electric utility's Avoided Cost equals the QSWEF's incentive ("Incentive"). Avoided Cost equals the incremental expense that the electric utility would incur to either generate or purchase from an outside source, electricity, capacity or both. A QSWEF must begin to repay the incentive no later than the earlier of the date the QSWEF has paid or otherwise satisfied in full the capital costs or indebtedness incurred in developing its facility and 10 years after the date the QSWEF began commercial operation. The Incentive must be entirely repaid by the QSWEF upon the earlier of 20 years after the QSWEF began commercial operation and the end of the QSWEF's actual useful life. The repayment obligation to the State of Illinois is equal to the amount of the Incentive received, without interest, and is required to be made under a schedule to be determined by the ICC based on the manner in which the local utility claimed the relevant tax credits.

To ensure sufficient funds exist for reimbursement of the incentive, each Illinois-based Biogas Project agreed, under the orders that the ICC issued to establish and/or confirm its status as a QSWEF (the "ICC Orders"), to establish an account ("ICC Reimbursement Account") which it funds with a portion of the amount of the incentive it receives (US 2.4 cents/kWh in the example below). The ICC Orders have no specific requirements for the amount of funds that need to be deposited in the ICC Reimbursement Account for repayment of the incentive or for the type of investments that are appropriate for the ICC Reimbursement Account.

The following is a breakdown of a typical Illinois-based Biogas Project's rate components for illustrative purposes:

Avoided Cost                                             US 3.1 cents/kWh
Add: Rate Incentive (Premium)                            US 4.7 cents/kWh
                                                         ----------------

Gross Contract Rate (Retail Rate)                        US 7.8 cents/kWh
Less: ICC Reimbursement Account Deposit                  US 2.4 cents/kWh
                                                         ----------------

Net Effective Rate                                       US 5.4 cents/kWh
                                                         ================

Although the Rate Incentive Program for each of the Illinois-based Biogas Projects terminates 10 years after the commencement of commercial operation, the local electric utility is obligated to purchase the electrical output from such Biogas Project at the utility's Avoided Cost for so long as the Biogas Project qualifies as a QF and satisfies Illinois laws. This obligation arises under requirements of the Public Utility Regulatory Policies Act of 1978 ("PURPA"), and Part 430, Purchase and Sale of Electrical Energy from Cogeneration and Small Power Production Facilities of the Illinois Administrative Code. In addition, we anticipate that at the expiration of such 10-year period, each Biogas Project will seek to sell its generated electricity in the market for electricity generated from renewable sources that exists in those states that have implemented renewable portfolio standards or that have restructured their laws to create competitive electricity markets ("Green Power Market") at green power rates, which we currently project to exceed Avoided Cost.

Green Power Market and Pricing

After expiration of the 10-year period over which the Illinois-based Biogas Projects participate in the Rate Incentive Program, and after expiration of the power purchase agreements ("PPAs") for the non-Illinois-based Biogas Projects, we anticipate that USEB will sell the power generated by the Biogas Projects into the Green Power Market, if economically attractive.

The use of power derived from alternative sources has been mandated in several states in the United States, in addition to being discussed at a federal level. Such states, including Illinois, have incorporated, or are in the process of incorporating or considering the incorporation of, renewable portfolio standards. These standards require that a certain percentage of power generated be derived from a renewable fuel source. The mandate for such standards stems from the objective of reducing the use of fossil fuels, reducing the reliance on foreign energy sources and increasing the production of clean energy.

In those jurisdictions where renewable portfolio standards exist, Green Power Markets may develop and management believes the rates for green power will increase to a level that will result in green power generation reaching the level set by renewable portfolio standards. Such levels typically involve a price premium on electricity generated reflecting the total cost (including capital) of producing such power. In addition, without state-mandated renewable portfolio standards, it has been demonstrated that there is a segment of the general public that has a preference for electricity generated from green power, and is willing to pay a premium for such power.

We believe that the Biogas Projects' production of power will remain competitive with energy generated from other renewable sources after the Rate Incentive Program and current PPAs expire. A number of factors are expected to contribute to the Biogas Projects' competitive position, including their: (i) comparatively low variable fuel cost, (ii) proximity to customers thereby reducing transmission costs, and (iii) high availability factors.

GHG Emission Credit Market

USEB also plans to continue to participate in the market for green house gas ("GHG") emission credits. In 2001, USEB entered into a transaction whereby it sold GHG emission credits generated from its Biogas Projects for gross proceeds of approximately US$1 million and will continue to pursue similar transactions.

Section 29 Tax Credits

Since the development of the Biogas Projects, USEB has sold predominantly all of its ownership interests in the Gascos to either Cinergy or AJG.

An indirect subsidiary of Cinergy purchased USEB's ownership interests in the Countryside, Morris and Brown County Gascos. Consideration for the purchase was in the form of: (i) an up-front down payment; (ii) a fixed note with specified principal and interest payments; and (iii) a contingent note whose payments are based upon an amount of MMBtus sold by the Gascos to the Gencos. USEB has agreed to indemnify the indirect subsidiary of Cinergy for certain losses suffered in the event that certain tax-related representations and warranties made by USEB are inaccurate.

AJG purchased the ownership interests in other Biogas Projects' Gascos, which generate tax credits under Section 29 of the United States Internal Revenue Code of 1986, as amended (the "Code"). Consideration from AJG to USEB was in the form of: (i) an up-front down payment; and (ii) a contingent note whose payment is based upon the amount of millions of British thermal units ("MMBtus") sold by the Gascos to the Gencos. AJG subsequently sold certain of such ownership interests to a subsidiary of American International Group. USEB has agreed to indemnify AJG for certain losses suffered in the event that certain tax-related representations and warranties made by USEB are inaccurate.

The ability of a project to receive Section 29 tax credits depends on the placed-in-service date of the facility. Section 29 tax credits for the Gascos at 14 Biogas Projects are currently available annually until December 31, 2007, based on an in-service date of on or before June 30, 1998. These projects include Brickyard, Cape May, Countryside, Dixon Lee, Dolton, Hamms, Manchester, Morris, 122nd Street, SPSA (I and II), Streator, Upper Rock, Tucson and Willow Ranch. Biogas Projects with in-service dates prior to 1993 qualified for tax credits only through 2002. These projects include Amity, Burlington, Oceanside and Onondaga. USEB also owns two developmental sites where the Gascos generate tax credits, and receives revenues from four other Gascos where the sites themselves are owned and operated by third parties. USEB has two generating facilities, Brookhaven and Roxanna, whose Gascos were not owned by USEB and therefore generate no revenue for USEB from Section 29 tax credits.

USEB thus receives a cash flow stream in connection with the sale of its Gasco interests. Since Section 29 requires that a sales transaction take place between unrelated parties, the Genco/Gasco structure was created. Each Biogas Project (except Brookhaven and Roxanna), regardless of whether it is a Genco or Transco, is affiliated with a Gasco entity that has generated and/or continues to generate Section 29 tax credits for the benefit of the Gasco entity's owners. Neither USEB nor any of the Gascos has obtained a ruling from the IRS confirming that Gascos generate Section 29 credits. All of the Biogas Projects currently in operation (except for the Roxanna and Brookhaven projects) have provided or continue to provide economic benefits to USEB through the sale of Section 29 tax credits to investment grade counterparties -- Cinergy, AJG and American International Group.

Operations

Effective January 1, 2003, USEB entered into operating and maintenance agreements with RUN Energy for the operation and maintenance of the Countryside and Morris projects. Under the terms of these agreements, RUN Energy is responsible for all expenses related to the operation of the equipment including scheduled major and minor overhauls, the supply of fluids and other spare parts and the replacement of failed components. The existing contracts have one year terms with renewal options.

RUN Energy provides management, operations and maintenance services to the energy industry. RUN Energy is a specialist in distributed power generation, including renewable energy and waste fuels, with a cumulative total of over 6 million hours of operation at over 30 distributed power plants, predominantly in the biogas industry.

On May 1, 2003, the term of the existing operating agreements with GE/Jenbacher for the operation and maintenance of the Brickyard, Dixon Lee, Dolton, 122nd Street, Roxanna, Streator, Upper Rock and Willow Ranch projects were extended to 10 years. Under the terms of these agreements, GE/Jenbacher is responsible for all expenses related to the operation of the equipment including scheduled major and minor overhauls, the supply of fluids and other spare parts and the replacement of failed components. Compensation for the services is at a flat-fixed rate per kWh produced, adjusted based upon the Consumer Price Index and the Producers Price Index. Contract terms include the imposition of penalties or the payment of bonuses should actual production fall below or exceed prescribed levels. The production levels are adjusted periodically to reflect gas quality and quantity.

With the execution of these operation and maintenance contracts, approximately 68% of the engine generating capacity of the Biogas Projects is operated and maintained by third-party operators under fixed price contracts. As the third-party operators are responsible for the relevant projects' day-to-day operations, USEB has been able to reduce its staffing levels and insurance premiums.

The operation and maintenance functions for the remaining Biogas Projects, including Amity, Barre, Brookhaven, Burlington, Cape May, Hamms, Manchester, Oceanside, Onondaga, SPSA I and II, and Tucson are performed by USEB staff, which is comprised of 21 professionals. USEB personnel associated with these projects are long-term employees and have been involved with these projects since their inception.

Resolution of Merger Issues

On or about October 15, 2003, the Company, Cinergy Energy Solutions and certain former stockholders of Zapco entered into an agreement resolving certain working capital adjustment and indemnification issues arising from the May 2001 merger transaction. Under the agreement, (i) $1,100,000 cash, held in escrow since the merger, was released to the Company and Cinergy Energy Solutions which loaned such cash to USEB. (ii) 59,813 of the Company's common shares and 2,667 of the Company's Series C Preferred Shares were released from escrow to the Company
(iii) USEB's obligation to make a certain $400,000 deferred payment to certain former Zapco shareholders was cancelled and USEB's obligation to make another $400,000 deferred payment was deferred. In consideration of the foregoing, USEB, the Company and Cinergy Energy Solutions waived their right to assert any working capital adjustment and indemnification claims under the merger documents except for certain environmental, tax and regulatory claims. The balances of cash and securities held in certain escrows under the merger documents (after the payments and transfers to the Company, Cinergy Energy Solutions and USEB described above) were released to the former Zapco shareholders. The agreement also provided that in the event of certain transactions involving a change of control of USEB, the former Zapco shareholders would receive 2.5% of the first $10 million of net proceeds from such transaction and 6.25% of the next $20 million of net proceeds from such transaction up to an aggregate maximum of $1.5 million.

USE Canada Energy Corp. ("USE Canada")

Throughout 2003, we owned USE Canada Holdings the parent of USE Canada. USE Canada owns and operates two district energy systems located in Charlottetown, Prince Edward Island and in London, Ontario. The two district energy systems provide energy to a large number of customers in their respective service areas. Most of the sales are under long-term contracts with the remaining weighted average revenue contract duration of 13 years for the combined projects. Contract revenues typically escalate at rates of CPI and fuel price is typically passed through to customers in both systems, which reduces commodity price risk to USE Canada. At expiration, the contracts are typically renewed on terms that are competitive at that time. Customer losses are rare and the systems experience net customer growth.

In Charlottetown, energy is produced at renewable biomass and energy-from-waste facilities. Electricity is sold to the local public utility. In addition, hot water and steam is distributed through an underground piping system to institutional, residential and commercial buildings. The plant is a major supplier of heat to large customers in Charlottetown. The plant was constructed in the mid 1980's and was substantially expanded and upgraded in the mid-to-late 1990's. USE Canada's key customers in Charlottetown include: (i) the Provincial Government (Department of Transportation and Public Works), (ii) University of Prince Edward Island, (iii) Queen Elizabeth Hospital, and (iv) Island Waste Management Corporation.

In London, Ontario energy is produced using a natural gas fueled CHP facility. The London project has more than 65 customer contracts comprised of a mix of commercial and government-related buildings with remaining 7 year weighted average revenue contract duration. The system has a long and successful operating history and was substantially upgraded in the 1990s and is a major supplier of heating and cooling services to the London business district.

Effective December 31, 2003 USE Canada became a discontinued operation due to its anticipated sale to the Countryside Fund which was completed on April 8, 2004.

U.S. Energy Geothermal, LLC

Through June 30, 2003 we owned a 95% membership interest in Geothermal, LLC which owns two geothermal power plants in Steamboat Hills, Nevada: Steamboat 1 and 1A. These plants produce electricity through a system in which hot water from the earth's sub-strata is used to generate electricity and then is re-injected into the earth. The plants produce a combined seven megawatts of electric power, which is sold under long-term power purchase agreements with Sierra Pacific Power Company ("Sierra"). Sierra is obligated to pay rates for this electric power generated by Geothermal, LLC that are based on the wholesale electricity prices at the California-Oregon Border exchange.

Effective June 30, 2003, the Company sold its 95% membership in Geothermal, LLC to a subsidiary of Ormat Nevada, Inc. for approximately $1.0 million in cash. As part of the transaction, the purchaser and Ormat Nevada, Inc. agreed to indemnify the Company, up to the amount of the purchase price, against certain potential liabilities of Geothermal, LLC, the subsidiary that owned the Steamboat Geothermal Plant, including a pending lawsuit brought against Geothermal, LLC by Geothermal Development Associates and Delphi Securities relating to royalty payments allegedly owed respecting Steamboat 1 and 1A during the period March 1, 2000 to February 28, 2002.

Scandinavian Energy Finance, Limited / EnergiSystem i Sverige AB (SEFL).

In March, 2002, together with EIC we formed SEFL and financed EnergiSystem. SEFL provided approximately $56 million to EnergiSystem in the form of loan financing. Approximately $45 million of this loan was made in the form of a senior secured convertible debenture to EnergiSystem and approximately $11 million was in the form of a subordinated loan to EnergiSystem. The senior secured convertible debenture carries an interest rate of approximately 6% during the first 2 years and 9% thereafter. The subordinated loan carries an interest rate of approximately 13%. SEFL had a 25 year option to acquire 90% of the fully diluted equity of EnergiSystem for a nominal sum, which it exercised in December 2003.

As part of the transaction, EnergiSystem acquired seven operating district energy systems and several late-stage development projects from Varmeland Teknik AB, Narvarme Sverige AB and certain of their affiliates. Currently, the operations provide biomass-fueled energy to 800 customers serving the equivalent of approximately 30,000 households in ten communities in the vicinity of Stockholm, Sweden. A significant portion of the energy is provided under long-term contracts. The energy market in Sweden is deregulated, and district energy markets are not subject to government rate regulation.

We currently hold 32% of the voting interests of SEFL. Borg Energi holds 2% and EIC holds the remaining voting interests. As of December 31, 2003 we have a $7.5 million investment, including an approximately $5 million cash equity investment, in SEFL a $1.2 million inter-company Company loan, an equity investment of 147,976 of our common shares, valued at approximately $675,000, and unrepatriated retained earnings. EIC invested its proportionate share in cash.

A Swedish bank provided SEFL, with approximately $45 million of long term financing on a non-recourse basis to SEFL's stockholders. The financing carries a variable interest rate capped at 4.7% for the first 5 years and a rate of STIBOR plus 110 basis points thereafter. The loan has a 25 year term with no amortization during the first ten years.

Information regarding SEFL, currently constituting our only non-domestic operation, is set forth in Note D to our accompanying Consolidated Financial Statements for Fiscal Year ending December 31, 2003 and is incorporated herein by reference.

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

Lehi Envirosystems, Inc. In 1997, our entirely owned subsidiary, Lehi Envirosystems, Inc. ("LEHI"), acquired a 50% equity interest in Lehi Independent Power Associates ("LIPA"), which owns a cogeneration facility in Lehi, Utah (the "Lehi Facility") and the underlying real estate. The Lehi Facility has been dormant since 1990. Due to the lack of development opportunities, in the first quarter of 2002, the Company recorded an expense equal to the carrying value of the investment of $830,000.

USE GEO Acquisition LLC (USE GEO). This district energy project had been under development since 1996. Limited progress in the development of the project was achieved in 2002. Accordingly, on December 31, 2002 the Company recorded an expense equal to the carrying value of our investment in this entity of $2.5 million. USE GEO was dissolved in 2003.

Castlebridge Partners LLC ("Castlebridge"). On August 23, 2000, we issued 568,750 shares of our common stock through US Energy Castlebridge LLC. ("USE Castlebridge"), a wholly-owned subsidiary of the Company, to acquire a 25% interest in Castlebridge, a risk management firm specializing in risk management services for the energy and commodities industries.

As of December 31, 2002, the ownership structure of Castlebridge was reorganized. Castlebridge distributed to USE Castlebridge, all of its remaining 268,750 shares of the Company's common stock. USE Castlebridge's membership interest was converted from a common membership interest into a preferred membership interest with preferred dividend and liquidation preferences equal to $1.7 million plus accrued unpaid preferred dividends.

The market for risk management services for the energy industry deteriorated significantly during 2002 in connection with lower market power prices and reduced electricity trading activities among the large integrated utilities and merchant energy companies, and other companies involved in electricity trading. As a result of the deteriorating outlook, the Company recognized an impairment equal to the carrying value of the investment of $1.7 million in 2002 after performing a discounted cash flow value analysis using a risk adjusted rate of return commensurate with the specific business characteristics and potential business opportunities in the energy trading and commodities markets.

In 2003, Castlebridge transferred substantially all of its assets (which at the time were de minimus) to an entity owned by certain of its employees (who are unaffiliated with the Company) in consideration of the assumption by such entity of all of Castlebridge's liabilities. Subsequently, effective December 31, 2003, Castlebridge was dissolved.

Marathon Capital LLC, ("Marathon"). In 2000, the Company acquired preferred stock in Marathon, yielding a 9% annual dividend and convertible into a 31% common interest in Marathon, by issuing 200,000 shares of the Company's common stock. Marathon specializes in arranging financing and asset acquisition advisory services for energy projects.

The financing and acquisition market for energy projects deteriorated significantly during 2002 and few transactions took place due to a lack of liquidity in the sector resulting from adverse capital market conditions. In connection with the deteriorating market, the Company recognized an impairment equal to the carrying value of the investment of $1.01 million due to the uncertainty in the energy markets and the projected value of the investment in the next five years. In September 2003, the Company sold its interest in Marathon for $100,000 cash.

EMPLOYEES

At April 1, 2004 we employed approximately 78 full time employees in our various subsidiaries and locations. Not included are personnel at certain power plants provided under contract with the plant operators.

GOVERNMENT REGULATION

US Energy Business

None of the Company's energy projects in the United States are currently subject to federal or state utility rate regulation. Under present federal law, the Company is not and will not be subject to regulation as a holding company under the Public Utility Holding Company Act ("PUCHA") of 1935, as long as each power plant in which it has an interest is a qualifying facility (a "QF") as such term is defined under PURPA, or meets the criteria for another exemption. A QF is a distinct type of energy producer that falls into one or both of two primary classes. The first class of QFs includes energy producers that generate power using specific energy sources such as wind, solar, geothermal, hydro, biomass or waste fuels. The second class of QFs includes cogeneration facilities. For so long as a facility otherwise eligible for QF status is not more than 50% owned by a person primarily engaged in the generation or sale of electric power (other than electric power solely from cogeneration facilities or small power production facilities), such facility will be exempt from regulation under PUHCA. Similarly, an entity directly or indirectly owning a QF is not subject to PUHCA by virtue of such ownership. The Federal Energy Regulatory Commission's ("FERC's") implementing regulations explain that a cogeneration or small power production facility shall be considered to be owned by a person primarily engaged in the generation or sale of electric power if more than 50% of the equity interest in the facility is held by an electric utility or utilities, or by an electric utility holding company, or companies, or any combination thereof. Each of our United States energy projects is a QF. The Biogas projects will be considered QF's if they meet PURPAS's ownership requirements and other standards. In those states where the sale of electricity directly to an individual or a commercial customer is regulated as retail, none of our energy projects is currently subject to state utility law regulation.

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

Biogas Illinois Projects

The Illinois Public Utilities Act. Each of Biogas' projects in the State of Illinois is a QSWEF under the Illinois Public Utilities Act ("IPUA"). Pursuant to the IPUA, electric utilities (the "Utilities") are required to enter into long-term power purchase agreements with the QSWEFs of at least a ten-year duration. The Utilities must purchase the electricity from the QSWEFs at the Gross Contract Rate. This Gross Contract Rate is different from, and generally exceeds, the Utilities' Avoided Cost. Thus, the QSWEF's receive an Incentive representing the excess of the Gross Contract Rate over Avoided Cost. The Utilities are entitled to Illinois State tax credits equal to the amount of any Incentive that they transfer to the QSWEFs under the purchase agreements.

The QSWEFs are obligated to reimburse the State of Illinois for the amount of the Incentive. The QSWEFs are required to begin repaying Incentive to the State of Illinois no later than the earlier of the date the QSWEF has or otherwise satisfied in full the capital paid costs or indebtedness incurred in developing its facility and 10 years from the date the facility begins commercial operation. All tax credits must be fully repaid by the earlier of the end of the actual useful life of the facility and 20 years after the QSWEF began commercial operation. In accordance with ICC Orders, Biogas' Illinois projects maintain Illinois Reimbursement Accounts by means of which they segregate money to repay the State of Illinois for amounts of the Incentive.

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

In 2002 EnergiSystems, a 90% subsidiary of SEFL (in which we hold a 32% interest) purchased seven operating district energy systems and several late stage development projects from Narvarme Sverige AB and Varmeland Teknik and other affiliated companies. In 2004 Narvarme Sverige AB commenced a legal proceeding against EnergiSystem claiming certain contingent consideration in connection with the EnergiSystems acquisition. EnergiSystems has defended the suit on the grounds that the conditions for such payment were not met and that EnergiSystems has valid counterclaims against Varmeland Teknik AB arising from the acquisition transaction. In 2004 the lower court found in favor of Narvarme Sverige AB. The lower court's holding was affirmed by the intermediate appeals court in April 2004. EnergiSystems is in the process of taking an appeal to the Swedish Supreme Court. In the event the litigation is determined adversely to EnergiSystems, SEFL's investment in EnergiSystems and our investment in SEFL could be affected in a materially adverse manner. For this reason, among others, the Company is continuing to monitor its $7.5 million investment in SEFL.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our Common Stock trades on the NASDAQ Small Cap Market under the symbol USEY. The table below sets forth, for the periods indicated, the high and low sales prices for the Common Stock as reported by the NASDAQ Small Cap Market.

                                                          Sales Price
                                                       ------------------
                                                        High       Low
                                                       -------    -------

Fiscal Year Ended December 31, 2002:
   First Quarter.................................       $5.30      $3.30
   Second Quarter................................        4.08       1.11
   Third Quarter.................................        1.95        .60
   Fourth Quarter................................        1.38        .56

Fiscal Year Ended December 31, 2003
   First Quarter.................................       $1.28       $.51
   Second Quarter................................        1.52        .60
   Third Quarter.................................        2.30       1.01
   Fourth Quarter................................        1.41        .90

HOLDERS

As of April 6, 2004 there were 317 holders of record of our Common Stock. We estimate that there are over 3,200 beneficial holders of our common stock.

DIVIDENDS

We have not paid cash dividends on our common stock and currently do not anticipate paying cash dividends on our common stock in the foreseeable future. Our ability to pay cash dividends on our common stock may be limited by our outstanding shares of Series B, Series C and Series D Preferred Stock. Generally, these shares of preferred stock provide that no dividends may be paid on our common stock unless dividends have been set aside for the outstanding preferred stock. In addition, we are limited in our ability to pay dividends by various loan agreements, which our subsidiaries have entered into and that may limit their ability to distribute cash to us.

          Equity Compensation Plan Information as of December 31, 2003

-----------------------------------------------------------------------------------------------
                           Number of securities       Weighted-average          Number of
                             to be issued upon        exercise price of         securities
                                exercise of          outstanding options        remaining
                           outstanding options,      warrants and rights      available for
Plan Category               warrants and rights      under compensation      future issuance
-------------                                               plans              under equity
                                                                            compensation plans
-----------------------------------------------------------------------------------------------
Equity compensation
plans approved by                5,793,925               $3.88/share        Less than 5,500,000
security holders
-----------------------------------------------------------------------------------------------
Equity compensation
plans not approved by             275,000                $4.23/share                0
security holders
-----------------------------------------------------------------------------------------------
Total                            6,068,925               $3.89/share        Less than 5,500,000
-----------------------------------------------------------------------------------------------

ITEM 6. SELECTED FINANCIAL DATA

(dollars in thousands)
===================================================================================================================
                                          Year 2003      Year 2002      Year 2001      Year ended       Year ended
                                                                                    Jan. 31, 2000    Jan. 31, 1999
===================================================================================================================
  Total assets                             $172,041       $219,008       $187,610         $14,354          $14,171
-------------------------------------------------------------------------------------------------------------------
  Long-Term Debt                             53,827         98,030         57,005             384              396
-------------------------------------------------------------------------------------------------------------------
  Common Stockholder's Equity                39,085         38,754         45,865          10,491           11,010
-------------------------------------------------------------------------------------------------------------------
  Revenues                                   24,999         28,620         22,760           4,195            2,233
-------------------------------------------------------------------------------------------------------------------
  Income (Loss) from operations               5,035         (5,710)         4,772            (609)          (1,093)
-------------------------------------------------------------------------------------------------------------------
  Income (Loss) Applicable to Common Stock    1,009        (16,979)         3,378            (743)          (1,078)
-------------------------------------------------------------------------------------------------------------------
Basic Earnings per Common Stock                0.08          (1.39)          0.35           (1.05)           (0.14)
-------------------------------------------------------------------------------------------------------------------
Diluted Earnings per Common Stock              0.06          (1.39)          0.20           (1.05)             N/A
-------------------------------------------------------------------------------------------------------------------

In reviewing the above table the following should be taken into consideration:

      A. USE Canada was acquired in June 2001 and became a discontinued operation on December 31, 2003 in connection with its anticipated purchase by the Countryside Fund.

      B.    USE Biogas was acquired in May 2001.

      C. SEFL was incorporated in 2002 and was included in our consolidated operating results since March 2002. The company's ownership was reduced from 51% to 32% in 2003 and is accounted for by the equity method commencing January 1, 2004.

      D.    US Energy Geothermal LLC was sold in June 2003.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

During the year 2003 the pending sale of USE Canada to the Countryside Fund and the accounting for SEFL under the equity method affected the revenues and expenses reported for financial statement purposes. These revenues and expenses are lower than reported in previous years. In addition, the sale of Geothermal, LLC also reduced revenues. Geothermal, LLC and USE Canada are reported as discontinued operations. See Note R to the financial statements.

Year 2003 compared with Year 2002

A summary of revenue and operating income by operating units is as follows:

=================================================================================================
                                                                                 FY 2003 Gains
                                                          FY 2003 Operating   (Losses) from Joint
Business Groups/Units                FY 2003 Revenues       Income (Loss) *         Ventures
=================================================================================================
Operations Group
USEB                                          $24,426           $ 6,408
Corporate Group
US Energy Systems, Inc.                           573            (1,373)
SEFL                                                                                  (792)
=================================================================================================
         Total Company                        $24,999           $ 5,035              $(792)
=================================================================================================

*     Before Minority Interests

In comparing fiscal 2003 information to 2002 fiscal information it should be noted that:

      1) The Company sold its investment in USE Geothermal on June 30, 2003 and was deemed a discontinued operation in 2003.

      2) The Company's Investment in SEFL was reduced to 49% reflecting the sale of two percent of its investment and was further reduced to 32 % in the 4th quarter of 2003 due to the issuance of additional stock to EIC in consideration for EIC's additional investment.

      3) Effective December 31, 2003 USE Canada was deemed to be a discontinued operation in connection with its anticipated sale to the Countryside Fund.

Investments in joint ventures are accounted for under the equity method of accounting, and accordingly, revenues and expenses of these investments are not included in our consolidated statements of operations.

The following is a breakdown of selected categorized costs for Fiscal 2003, 2002, and 2001:

=============================================================================================================
                                                                  Fiscal 2003     Fiscal 2002    Fiscal 2001
-------------------------------------------------------------------------------------------------------------
Revenues                                                              $24,999         $28,620        $22,760
-------------------------------------------------------------------------------------------------------------
Operating Expense                                                     $10,964         $14,842        $ 9,895
Special write-offs Year 2002                                                            3,684
General and Administrative Expenses
     Salaries and Consulting Fees                                       3,336           4,964          2,103
     Legal and Professional Fees                                          722             660            436
     Corporate Insurance                                                  623             789            397
     Corporate Expenses                                                   572             371            357
     Other General and Amortization                                       665           3,174            675
Depreciation and Amortization                                           3,874           5,906          4,208
=============================================================================================================
         Total Expenses*                                              $20,756         $34,390        $18,071
=============================================================================================================

The following is a breakdown of selected categorized costs for Fiscal 2003:

===============================================================================================
                                                                      Corporate
                                                      Operations      and Other         Total
===============================================================================================
Operating Expense                                       $10,453        $    511        $10,964
General Administrative Expenses                           2,875           3,043          5,918
Depreciation and Amortization                             3,686             188          3,874
===============================================================================================
         Total *                                        $17,014        $  3,742        $20,756
===============================================================================================

*     Excludes (gain) from Joint Ventures

REVENUES:

The Company's 2003 fiscal year revenues were $24,999,000 a decrease of $3,621,000 or12.6% compared with fiscal year 2002 revenues of $28,620,000 after net of accounting for USE Canada and USE Geothermal as discontinued operations. The principal reason for the decrease is that for 2003 SEFL, was de-consolidated in the financial statements and accounted for using the equity method as disclosed in Note B to the financial statements. In 2002, revenues from SEFL were $3,452,000.

EXPENSES:

Operating Expenses: The operating expenses of the Company in fiscal 2003 decreased by $3,878,000 or 26.1 % compared with fiscal 2002. After adjusting for the effect of the entities sold, the change in accounting for the SEFL project and reflecting USE Canada and Geothermal LLC as discontinued operations, operating expenses in our core business decreased by $1,122,000. USEB entered into contracts with two contractors to operate and maintain a number of its generating facilities. These contracts have fixed rates which include preventative maintenance. The number of full time employees in USEB was reduced by approximately 45 percent due to these contracts and other cost saving efforts. Operating expenses also declined as a percent of total revenues. The year 2003 operating expenses were 44% of total revenues compared with 52% in the year 2002.

General and Administrative Expenses: General and administrative expenses were $ 5,918,000 for fiscal year 2003 compared with $9,958,000 for fiscal year 2002, a decrease of $ 4,040,000 or 40.6 %. The large decrease was due principally to the non-recurring items that were included in the fiscal year 2002 results. The non-recurring items relate to the recognition of $1.5 million of previously deferred compensation, the payment of $1.1 million of severance fees and consulting fees related to the consolidation of the accounting and administrative functions of USEB, the recognition of development costs amounting to $760,000 and the increase in the doubtful accounts balance of $1.0 million. Fiscal year 2002 also includes $450,000 of general and administrative costs applicable to the US Enviro Systems which was sold in 2003. The year 2003 includes a reserve for SEFL management fee and earnings amounting to $992,000. Taking the aforementioned items into account, General and Administrative expense decreased in 2003 by approximately $200,000 reflecting mainly lower salary expenses.

Depreciation and Amortization: Depreciation and Amortization amounted to $ 3,874,000 in fiscal year 2003 compared with $ 5,906,000 for the fiscal year 2002 a reduction of $2,032,000 or 34.4%. The reduction is principally due to the sale of U.S. Enviro Systems in 2002. In addition, the year 2002 includes increased depreciation expense related to overhauls at a number of USEB sites in 2002.

Interest Income and Expense:

Interest Income for fiscal year 2003 amounted to $1,175,000 compared with $ 1,648,000 for fiscal year 2002, a reduction of $473,000 or 28.6%. Section 29 interest received by USEB was $447,000 in 2003 compared with $754,000 in 2002. The Section 29 interest was reduced in 2003 due principally to the loss of tax credit eligibility in a number of Gascos. The decrease also reflects lower market interest rates resulting in lower interest earnings.

Interest expense for the fiscal year 2003 amounted to $6,779,000 compared with $7,766,000 for the fiscal year 2002 a reduction of $987,000 or 12.7%.

Income Tax:

Provision for income taxes resulted in a tax benefit for fiscal year 2003 of $ 1,227,000. The Company has a Net Operating Loss (NOL) carry forward of approximately $43 million, some of which is subject to limitation under Section 382 of the IRS code.

Year 2002 Compared with 2001

For comparison purposes, below is a summary of selected categorized costs for Fiscal 2002.

A summary of revenue and operating income by operating units is as follows:

=====================================================================================
                                                                       FY 2002 Gains
                                                 FY 2002 Operating     (Losses) from
Business Groups/Units      FY 2002 Revenues        Income (Loss) *     Joint Venture
=====================================================================================
Operations Group
USEB                                $21,950           $ (1,685)
US Enviro                             2,519                  91
SEFL                                  3,453               1,184
                                  -----------------------------
Total Group                          27,922                (410)

Corporate Group
US Energy Systems, Inc.                 698              (4,530)             77
Lehi                                                       (830)            (17)
=====================================================================================
         Total Company              $28,620           $  (5,770)           $ 60
=====================================================================================

*     Before Minority Interests

In comparing fiscal 2002 information to fiscal 2001 it should be noted that:

      a) The Company sold US Enviro on June 30, 2002. Therefore, only six months of activity is included in fiscal year 2002 as compared to a full year in fiscal year 2001.

      b) Fiscal year 2002 includes a full year of activity for USEB and USE Canada as compared to fiscal year 2001 which included eight and seven months for USEB and USE Canada, respectively.

      c) The inclusion of SEFL activity in fiscal year 2002 has no comparison in fiscal year 2001.

A comparable breakdown for Fiscal 2002 is as follows:

==============================================================================
                                                      Corporate
                                     Operations       and Other        Total
==============================================================================
Operating Expense                       $14,842                       $14,842
General Administrative Expenses           8,400          1,558          9,958
Special Write-Offs in 2002                               3,684          3,684
Depreciation and Amortization             5,843             63          5,906
==============================================================================
         Total *                        $29,085         $5,305        $34,390
==============================================================================

*     Excludes (gain) from Joint Ventures

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

REVENUES:

The Company's 2002 fiscal revenues were $28,620,000, an increase of 25.7% when compared with the fiscal year end 2001. Revenues of the Operations Group increased primarily due to the consolidation of two significant acquisitions, including USEB, and for the full fiscal year 2002 and SEFL for nine months of fiscal 2002, respectively. Revenue increases were offset by the elimination of revenues from the sale of US Enviro and non-recurring items from USEB. In 2002, Biogas revenues were essentially flat when compared to the prior year period.

EXPENSES:

Operating Expenses: The operating expenses of the Company grew $4,947,000 or 50% from 2001. This increase, while mostly due to the recognition of a full year of operating expenses for USEB and nine months of operating expenses for SEFL, is also due to significant non-recurring of expenses in 2002 for USEB and costs associated with discontinued operations of non-strategic assets. Additionally, approximately $1.4 million of site improvements were recognized as period expenses in 2002. Operating expenses were 52% of total revenues in 2002 compared with 43% of total revenues in 2001.

Accounting for combined accruals for the payment of royalties and royalty termination payments, the Company recorded a $1.2 million non-cash charge and valuation expense Geothermal, LLC. Operating expenses for 2002, after excluding non-recurring period charges, remained constant as compared to the prior year period, when adjusted for the inclusion of a full year of SEFL, USEB and the exclusion of US Enviro.

Operating, General and Administrative Non-recurring: In the first quarter of 2002, the Company recognized non-recurring expenses against operations, goodwill, investment and general and administrative expenses. These expenses were recognized due to expected losses in the sale of the US Enviro, write down of development costs of $700,000, discontinued operations in USEB, valuation adjustments of investments held by LEHI and Geothermal, LLC, and potential severance and other expenses related to the consolidation of operations and accounting of USEB.

General and Administrative: Salaries and consulting fees increased by more than $6.6 million due in part to the recognition of $1.5 million of deferred compensation from 2001. In 2001, these expenses were deferred and were to be amortized over five years. Additionally, USEB incurred severance fees and consulting fees related to the consolidation of the accounting and administrative functions of $1.1 million. Legal and professional fees increased primarily due to the retention of lawyers specializing in IRS proceedings related to USEB Illinois subsidiary income recognition and the termination of contracts related to discontinued operations at USEB. The IRS proceeding concluded without any material change to our tax position. Insurance expense increased due to the general increase in all insurance since September 11, 2001, including a major increase in the cost of Director's and Officer's liability insurance in 2002, and the inclusion of Biogas on a full year basis. Other general and administrative expenses increased from previous years due to the recognition of development costs of $760,000, the increase in the doubtful account balance of $1.0 million by Biogas and the inclusion of USEB on a full year basis. Corporate expenses for 2002, after excluding non-recurring period charges, remained relatively constant.

Gains from investments and joint ventures decreased from $83,000 in fiscal 2001 to $60,000 in fiscal 2002 due to lower power generation at the Plymouth facility.

Interest Income and Expense:

Interest income increased to $1,648,000 in Fiscal 2002 from $909,000 in Fiscal 2001 an increase of 81.3% as a result of higher cash balances and the receipt of interest on notes receivable not in effect in the full prior period. Dividends paid on preferred stock decreased by $281,000, from $1,111,000 in Fiscal 2001 to $831,000 in fiscal 2002, as a result of the reduced dividend rates.

Interest expense increased significantly due mainly to the consolidation of non-recourse project financing in connection with USEB and USE Canada on a full year basis.

Income Tax:

Provision for income taxes resulted in a tax benefit for fiscal 2002 of $7,297,000. The effective tax rate was approximately 40% for fiscal 2002. The company had an NOL carry forward of $30 million, some of which is subject to limitation under Section 382 of the IRS code.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2003 and the effect such obligations are to have on our liquidity and cash flow in future periods.

(Dollars in thousands)
======================================================================================================
                                               Less than                                     More than
                                  Total          1 year         1-3 years      4-5 years       5 years
======================================================================================================
Long-Term Debt Obligations        69,468          5,616           18,836         17,421        22,595
Operating Lease Obligations        1,186            383              752             51            --
Rate Incentive Liability          39,818             --               --             --        39,818
======================================================================================================
         Total
======================================================================================================

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2003, cash and cash equivalents totaled approximately $20,913,000, of which $ 3,210,000 was unrestricted. In connection with certain notes payable for certain USEB subsidiaries, the lender requires these subsidiaries to maintain various restricted cash accounts, which at December 31, 2003 amounted to $17,703,000. This amount also includes approximately $947,000 which the Company set aside to ensure payment of dividends on certain series of preferred stock present in the terms thereof.

During the year ended December 31, 2003 net cash flows from operating and financing activities were used to fund cash flows from investing and financing activities.

During the year 2003, cash flow from operating activities amounted to $ 9,441,000 and increased from the year 2002 level of $ 5,262,000. Cash flow from investing activities were $ 2,397,000 at December 31, 2003 compared with $55,104,000 at December 31, 2002. The large decrease is due to the accounting change for the SEFL investment reflecting the equity method of accounting.

Cash flows from financing activities amounted to a decrease of ($1,234,000) at December 31, 2003 compared with an increase of $39,987,000 at December 31, 2002. The year 2002 includes $ 44,856,000 of proceeds for long term debt applicable to the SEFL project.

Our consolidated working capital (including $17,703,000 of restricted cash at December 31, 2003) increased to $ 23,850,000 at December 31, 2003 from $ 2,826,000 at December 31, 2002 due primarily to increased restricted cash and a reduction in short term debt.

At December 31, 2002, cash and equivalents totaled approximately $15,103,000, of which $1,856,000 was unrestricted, as compared with $10,201,000 of unrestricted cash at December 31, 2001. In connection with notes payable by certain Biogas subsidiaries, the lender required these subsidiaries to maintain various restricted cash accounts, which, at December 31, 2002, amounted to $13,247,000. This amount also includes approximately $1,590,000 million of funds the Company set aside to ensure the payment of dividends on certain series of our preferred stock pursuant to the terms thereof.

During the year ended December 31, 2002, cash flow of $39,987,000 from financing activities and $5,252,000 of operating funds were used to fund $55,104,000 of investing activities.

Cash flow from operating activities during the year ended December 31, 2002 decreased $3,476,000 after accounting for the effect of the non-recurring non-cash effecting charges recorded by the Company as compared with $8,728,000 during the year ended December 31, 2001. The Company used its unrestricted cash during 2002 to launch SEFL, reduce overall headcount of employees and fund daily operations.

We used $2,310,000 in acquiring additional assets and investments. Construction in progress used $737,000 in cash in the current twelve months period.

Our consolidated working capital (including $13,247,000 of restricted cash at December 31, 2002) decreased to $6,882,000 at December 31, 2002 from $19,447,000 at December 31, 2001 reflecting lower cash balances.

We continue to evaluate current and forecasted cash flow as a basis to determine financing operating requirements and capital expenditures. We believe that we have sufficient cash flow from operations and working capital including unrestricted cash on hand to satisfy all obligations under outstanding indebtedness, to finance anticipated capital expenditures and to fund working capital requirements during the next twelve months.

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

We believe that our current and anticipated cash flow from operations and assets sales from the financing sources and transactions described herein will be sufficient to meet our anticipated cash requirements for the next twelve months; however, there can be no assurance in this regard. As of December 31, 2003 we had approximately $3.2 million unrestricted cash available. As a closing of the Countryside Fund we have in excess of $20 million unrestricted cash available. If we are unable to generate cash flows from operations to fund our working capital needs, we would be required to obtain additional equity or debt financing to continue to operate our business. In addition, we anticipate that each project we acquire or develop will require us to raise additional financing, some of which may be in the form of additional equity.

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

We have substantial debt that has been incurred to finance the acquisition and development of energy facilities. As of December 31, 2003, our total consolidated long term debt was $64 million, our total consolidated assets were about $172 million and our stockholders' equity was approximately $39 million. Whether we will be able to meet our debt service obligations and repay our outstanding indebtedness will depend primarily upon the performance of our energy projects. Our subsidiaries' existing debt agreements limit or prohibit their ability to engage in transactions outside the ordinary course of business and may limit their ability to pay dividends to us.

Although we have insurance it may not cover every potential risk associated with our operations.

Although we maintain insurance of various types to cover many of the risks that apply to our operations, including $2 million of general liability insurance, a $20 million umbrella policy, as well as separate insurance for each project, our insurance will not cover every potential risk associated with our operations. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on our financial condition and results of operations. Moreover, no assurance can be given that we will be able to maintain adequate insurance in the future at rates we consider reasonable.

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

While a majority of the off-takers of our projects is contractually obligated to purchase electricity under long-term power PPA's, the projects based on market pricing will be exposed to fluctuations in the wholesale price of electricity. In addition, should any of the long-term contracts terminate or expire, we will be required to either negotiate new PPAs or sell into the electricity wholesale market for electricity, in which case the prices for electricity will depend on market conditions at the time. Similarly, when the Biogas Projects located in Illinois are no longer eligible to receive incentives under the Rate Incentive Program, it is expected that the projects will seek to negotiate new contracts in the Green Power Market based on rates prevailing in the Green Power Market at the time. Further, the Gross Contract Rate which USEB's Illinois-based Biogas Projects receive is equal to the average amount per kWh paid by the local government entities in the project's respective jurisdiction and, therefore, may be subject to change.

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

The operation of energy generation facilities involves many risks, including the breakdown or failure of power generation, heating and cooling, equipment, transmission lines, pipes or other equipment or processes and performance below expected levels of output or efficiency. Although the facilities in which we are or will be involved contain some redundancies and back-up mechanisms, no assurances can be made that those redundancies or back-up mechanisms would allow the affected facility to perform under applicable power purchase and energy sale agreements. USEB has entered into operation and maintenance agreements with GE/Jenbacher and RUN Energy for eight and two of its projects, respectively. As a result, USEB is and will be dependent on these third party operators for the successful operation of these projects. To the extent that these parties do not fulfill their obligations under these agreements, USEB's operations at these projects could be adversely affected. Renewable energy projects such as geothermal, biogas and biomass projects are dependent upon energy and fuel supplies, which may experience significant changes. Our energy projects, particularly our district energy systems, experience changes in revenue and expenses due to seasonality.

We may lose our status as a qualifying facility.

Under present federal law in the United States, we will not and will not be regulated as a holding company under PUHCA as long as (a) our direct and indirect ownership, or operation of, projects used for the generation, transmission or distribution of electric energy for sale is limited to interests in QFs, and (b) we do not hold a direct or indirect interest in any company which owns or operates facilities used for the distribution at retail (other than distribution only in enclosed portable containers, or distribution to tenants or employees of the company operating such facilities for their own use and not for resale) of natural or manufactured gas for heat, light or power. Under PURPA, as implemented by the FERC, a vertically-integrated regulated electric utility company must purchase electricity at its Avoided Cost from a QF. The regulated electric company could refuse to purchase that electricity if QF status was lost and may be entitled to certain remedies for breach of an existing PPA.

If any of our projects were to lose its status as a QF, then it, or its parent or affiliate, may no longer fall outside the scope of, or otherwise be entitled to exemption from, PUHCA, the Federal Power Act ("FPA") and state laws and regulations. This could subject the our projects to rate (and other) regulation as a public utility under the FPA and state law and could result in the Company, and certain of its affiliates inadvertently becoming public utility holding companies by owning, controlling, or holding with power to vote, at least 10% of the outstanding voting securities of, or otherwise controlling, an entity that would constitute a public utility company or a holding company for the purposes of PUHCA. This could cause the remaining projects that are QFs to lose their status due to ownership restrictions on QFs under PURPA and FERC's implementing regulations. Any of these consequences would result in substantial regulatory burdens, and possibly insurmountable impediments, to affected entities with regard to conducting business in the manner currently contemplated.

In addition, loss of QF status could trigger defaults under covenants to maintain QF status in various purchase and loan agreements and result in termination, penalties or acceleration of indebtedness under such agreements, plus interest. Accordingly, the ability of USEB to meet its repayment obligations under its debt obligations to Countryside Fund is dependent upon the Biogas Projects maintaining QF status. A facility may lose its QF status on a retroactive or a prospective basis.

While certain legislation to repeal and amend certain sections of PURPA, which had been pending before the United States Senate and the United States House of Representatives, would have protected each existing contract of QFs from a repeal of the obligation of electric utilities to purchase from QFs under their existing PPAs, there is no guarantee that any future legislation, as passed into law, would contain provisions to grandfather such PPAs. Loss of QF status for any Biogas Project could lead to, among other things, a requirement that the Biogas Project refund payments previously made under the PPAs, with interest.

Under the FPA, FERC has exclusive rate-making jurisdiction over wholesale sales of electric energy and the transmission of electric energy in interstate commerce. These rates may be determined on either a cost-of-service basis or, if the applicable standards are met, using a market-based approach. If any Biogas Project were to lose its QF status, the rates set forth in the applicable PPA would have to be filed with FERC and would be subject to initial and potentially subsequent reviews by FERC under the FPA, which could result in reductions to such rates.

Loss of QF status by any Illinois-based Biogas Project would cause it also to lose its QSWEF status.

A significant source of US Biogas revenues are generated from special tax credits provided for the sale of landfill gas to third parties and these credits will expire.

USEB benefits from Section 29 of the Code. Section 29 provides that owners of biogas facilities that collect and sell biogas as a fuel are permitted to reduce their annual federal income tax liability with a tax credit based upon the volume of the biogas sold to unrelated third parties. Historically USEB has sold interests in the Gascos producing these tax credits to financial investors and such sales have provided USEB with additional revenue. Part of the purchase price is contingent on gas production. If gas production were to fall, USEB's revenues may decline. USEB has agreed to indemnify the financial investors that have purchased interests in the Gascos for certain losses suffered by such investors in the event that the Section 29 tax credits are denied in certain circumstances.

The tax credit is available for biogas produced at projects that had existing gas collection facilities that were placed in service before July 1, 1998. The tax credits are available for qualifying projects until December 31, 2007, except that projects which were in operation prior to 1993 qualified for the tax credits only through 2002. Therefore the universe of projects eligible for tax credits is limited. From time to time, legislation has been proposed to renew
Section 29 tax credits, but it is uncertain whether this legislation will be enacted, what its final form will be, and in particular whether such legislation would extend Section 29 tax credits for existing projects or make them available only for new projects. The unavailability of these tax credits for future biogas projects may make such future projects less attractive for investment. The expiration of these tax credits for existing projects may make some biogas projects financially unviable and reduce USEB's revenues.

Neither USEB, any of the Gascos, nor any Gasco partner has received a ruling from the IRS confirming that the biogas facilities of the Gascos meet the requirements of Section 29, that the sales of interests in the Gascos by USEB were structured in a way that would entitle the buyers to Section 29 credits, or that sales of methane from the Gascos to the Gencos or Transcos generate Section 29 credits. While a ruling is not required, as is the case with any Section 29 transaction in which a ruling is not obtained, the IRS may challenge the availability of Section 29 credits to any of the Gascos or to its partners.

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

Environmental Health and Safety Risks

Our projects are regulated by numerous and significant laws, including statutes, regulations, by-laws, guidelines, policies, directives and other requirements governing or relating to, among other things: air emissions; discharges into water; the storage, handling, use, transportation and distribution of dangerous goods and hazardous and residual materials, such as chemicals; the prevention of releases of contaminants, pollutants or hazardous materials into the environment; the presence, remediation and monitoring of contaminants, pollutants or hazardous materials in soil and water, including surface or groundwater, both on and off site; land use and zoning matters; and workers' health and safety matters. As such, the operation of the projects and systems carry an inherent risk of environmental, health and safety liabilities (including potential civil actions, compliance or remediation orders, fines and other penalties), and may result in the projects and systems being involved from time to time in administrative and judicial proceedings relating to such matters, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Our projects have obtained environmental permits that are required for their operation. Although we believe that the operations of the facilities are currently in material compliance with applicable environmental laws, including permits required for the operation of the projects and systems and although there are environmental monitoring and reporting systems in place with respect to all the projects and systems, there is no guarantee that more stringent laws will not be imposed, that there will not be more stringent enforcement of applicable laws or that such systems may not fail, which may result in material expenditures. Failure by the projects and systems to comply with any environmental, health or safety requirements, or increases in the cost of such compliance, including as a result of unanticipated liabilities (whether as a result of newly discovered issues or known issues that have not been quantified) or expenditures for investigation, assessment, remediation or monitoring, could result in additional expense, capital expenditures, restrictions and delays in the projects' and systems' activities, the extent of which cannot be predicted and which may be material.

Resource Availability and Constancy

The Biogas Projects rely on the extraction of biogas from public and privately-owned landfill sites. The decomposition of waste causes the release of methane gas, carbon dioxide, and other gaseous material into the ground and atmosphere. Landfills typically can emit biogas for more than 30 years. Landfills generally produce biogas in increasing volumes during their initial years of operation and for several years after they are closed. Then the biogas volume gradually declines over ensuing years. Therefore each project is likely to produce less revenue after the first years following the landfill closing, and may over time become unprofitable as the volume of biogas continues to decline. Thus in many cases it is not profitable to maintain projects more than a certain number of years following the closing of the related landfill. The quantity of available biogas is determined by numerous factors including, without limitation, filling pattern of the landfill, the composition of the waste, compaction, moisture content, time and climatic conditions. These factors are beyond the control of USEB. Further, they constitute future events that cannot be predicted with certainty. In the event that the amount of biogas produced by a landfill is less than expected, the methane component of the gas is less than expected or the duration of biogas emission is shorter than expected, the sale of biogas by USEB, the production of electricity by USEB and/or the amount of revenue received by USEB from the sale of Section 29 tax credits may be adversely affected in a material manner.

Generally with respect to each Biogas Project: (i) the Gasco's right to extract biogas from the landfill is subject to a long-term gas rights agreement with the landfill owner; (ii) the Genco or Transco's right to purchase biogas from the Gasco is subject to a long-term gas purchase agreement with the Gasco; and (iii) the Genco or Transco's right to occupy the landfill is subject to a long-term lease with the landfill owner. In certain cases, based on the occurrence of certain events, including an event of default by the Gasco, Genco or Transco the contract counterparty may terminate the applicable agreement or lease prior to the expiry of its term. While USEB believes that the Biogas Projects, Gascos, Gencos and Transco's are in material compliance with all of their respective agreements or leases, if one of the foregoing agreements or leases was terminated prematurely, for any reason, the relevant Biogas Project would be affected in a material adverse manner.

QSWEF Status

All of USEB's Illinois-based Biogas Projects qualify as QSWEFs and therefore benefit from the Rate Incentive Program. The Rate Incentive Program permits such QSWEFs to sell electricity that they generate to public utilities in whose service areas the QSWEFs are located at a rate that during the period of the Rate Incentive Program (a) is equal to the average amount per kWh paid by the local governmental entities for electricity (with certain exceptions) in such QSWEFs' respective jurisdictions and (b) typically exceeds the public utilities' respective Avoided Costs. Eligibility for the Rate Incentive Program is based on compliance with the requirements contained in the Illinois Public Utility Act, regulations promulgated by the ICC ("ICC Regulations") and the ICC Orders issued by the ICC respecting QSWEFs. A QSWEF would lose all or some of the benefits provided by the Rate Incentive Program if it were found to be in non-compliance with these requirements. Similarly, a QSWEF may lose all or some of such benefits in the event of modifications to the Illinois Public Utility Act, the ICC Regulations, the ICC Orders or ICC policies or repeal of the Illinois Public Utility Act. In such event, the revenues and profits from the affected QSWEFs may be materially adversely impacted.

The rate incentive received by each QSWEF, which must be reimbursed to the State of Illinois, represents the excess of the Gross Contract Rate received by such QSWEF from the public utility less the public utility's Avoided Cost. Therefore, the QSWEF's rate incentive and corresponding reimbursement obligation will depend, among other things, on the level of such Avoided Cost, which is beyond the control of the QSWEF.

Loss of QSWEF status could trigger defaults under covenants to maintain QSWEF status in various purchase and loan agreements (including the loans agreements with Countryside Fund) and result in termination, penalties or acceleration of indebtedness under such agreements plus interest.

ICC Repayment Liability

The ICC has broad powers to enforce and interpret the provisions of the Illinois Public Utility Act, ICC Regulations and ICC Orders. In the future, the ICC may promulgate new regulations and establish new policies or modify existing regulations and policies. Such actions, if taken and upheld by the courts, may have a materially adverse impact on some or all of the Illinois-based Biogas Projects. The ICC has enforcement authority to direct each owner of an Illinois-based Biogas Project to satisfy its reimbursement obligations, which authority may extend to, among other matters, the legal entity that is to hold the ICC Reimbursement Account, the amount of funds to be deposited annually in the ICC Reimbursement Account and the kinds of investments in which such funds are or may be invested. Although the ICC has considered imposing and has imposed such requirements in the past as a condition to its approval of certain proposed transactions, it cannot be predicted with certainty whether and under what similar or different circumstances the ICC may attempt to impose any of such requirements in the future. However, provided the QSWEFs (a) remain in compliance in good faith with the current Illinois Public Utilities Act, ICC Regulations and ICC Orders, (b) make timely deposits to their ICC Reimbursement Accounts that, together with earnings thereon from a reasonable and balanced investment portfolio, are reasonably sufficient to meet the QSWEFs' reimbursement obligations to the State of Illinois, and (c) do not seek approval from the ICC for any transactions that require ICC approval or modify existing ICC Orders, the we have no reason to believe that the ICC will take any such actions respecting the QSWEFs in a manner materially adverse to them.

We believe that, as a result of the Countryside Fund transaction and related transactions, there will be no change in the ownership of any of such Projects as such ownership is currently construed by the ICC under its interpretation of applicable regulations of FERC. However, as is described above, the ICC has broad powers to enforce and interpret the relevant Illinois statutes, the ICC Regulations and the ICC Orders. It is therefore not possible to predict with any degree of certainty whether in a particular case the ICC will determine that any degree or percentage of ownership is to be attributed to any particular entity. Nonetheless, based on a consideration of the factors that the ICC considers relevant in a determination of the degree or percentage of ownership to be attributed to any particular entity, we believe that there is no reason to conclude that the ICC would attribute a percentage ownership to any entity in respect of the Biogas Projects located in Illinois so as to cause such projects to lose their status as QSWEFs or to constitute a change of ownership of such Biogas Projects, as a result of the Countryside Fund transaction and related transactions. In the event the ICC concluded that such transactions constituted a change in ownership of such Biogas Projects, such Biogas Projects would be required to seek ICC approval of such change in ownership and would have to establish that, notwithstanding such change in ownership, such Biogas Projects still met the requirements of a QSWEF. We cannot predict how the ICC might exercise its discretion or its enforcement authority in such a circumstance.

Under the Rate Incentive Program, each QSWEF must begin to repay the incentive it has received to the State of Illinois commencing no later that the earlier of the date the QSWEF has paid or otherwise satisfied in full the capital costs or indebtedness incurred in developing its facility and 10 years after the date its facility commenced commercial operation, with such repayment to be completed no later than the earlier of 20 years after such date of commencement of commercial operation and the end of its facility's actual useful life. In order to meet this obligation, each QSWEF has established an ICC Reimbursement Account in which it has deposited and will continue to deposit a portion of the incentive as it is received with the expectation that such deposits, when invested prudently in a balanced portfolio managed by professional advisors, will over time generate sufficient earnings to permit such QSWEF to meet its reimbursement obligations to the State of Illinois as and when they come due. However, in the event the ICC exercised its enforcement authority in a manner that resulted in a lower return than expected or the investments in the ICC Reimbursement Account otherwise do not generate the expected earnings, a QSWEF may not have sufficient funds to meet its obligations to reimburse the State of Illinois when such obligations come due with potential material adverse consequences to the affected QSWEF.

Our international investments may face uncertainties.

We have financial interests in district energy systems in Sweden. International investments are subject to unique risks and uncertainties relating to the political, social and economic structures of the countries in which we invest. Risks specifically related to investments in non-United States projects may include currency fluctuations, increased taxation, increased regulation, restrictions on foreign ownership and United States taxes on income earned abroad which is repatriated to the United States and in some cases, which is not repatriated to the United States. In addition, the projects underlying our international investments are subject to the risks affecting energy projects generally. EnergiSystem is currently involved in litigation with Navarme Sverige AB in Sweden. If Navarme Sverige AB prevails in such litigation, SEFL's investment in EnergiSystem and the Company's investment in SEFL could be affected in a material adverse manner. From time to time, the lender to SEFL and EnergiSystem has alleged defaults under its loan to such entities. SEFL and EnergiSystem have either cured or disputed the lender's claimed defaults. If defaults occur under the loans which are not cureable or which are not cured and the lender accelerates its loans to SEFL and/or EnergiSystem, SEFL's investment in EnergiSystem AB and the Company's investment in SEFL may be affected in a materially adverse manner.

OTHER RISKS

The price of our common stock is volatile.

The market price for our common stock has been volatile in the past, and several factors could cause our stock to fluctuate substantially in the future for reasons related and unrelated to our performance. The current market price may not be indicative of future market prices.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Fluctuations in interest rates, foreign currency exchange rates and commodity prices do not significantly affect the Company's financial position or results of operations.

ITEM 8. FINANCIAL STATEMENTS

See the Financial Statements and Independent Auditors' Report which are attached hereto as the "Financial Statement Appendix" on pages F-1 through F-27.

SUPPLEMENTARY FINANCIAL INFORMATION

2003 (dollars in thousands except per share amounts)
====================================================================================================================
                                           First Quarter      Second Quarter       Third Quarter     Fourth Quarter
====================================================================================================================
  Operating Revenues*                             $5,883              $6,207              $6,390             $6,519
--------------------------------------------------------------------------------------------------------------------
  Operating Income                                 1,657               1,121                 741              1,516
--------------------------------------------------------------------------------------------------------------------
  Net income for Common Stock                        143               1,370                 315               (818)
--------------------------------------------------------------------------------------------------------------------
  Basic Earnings per Common Stock                   0.01                0.11                0.03              (0.07)
--------------------------------------------------------------------------------------------------------------------
  Diluted Earnings per Common Stock                 0.01                0.08                0.02              (0.07)
--------------------------------------------------------------------------------------------------------------------

*     SEFL was accounted for using the equity method of accounting in 2003

2002 (dollars in thousands except per share amounts)
====================================================================================================================
                                          First Quarter      Second Quarter        Third Quarter    Fourth Quarter
====================================================================================================================
  Revenues*                                     $ 6,506              $7,823              $ 7,459          $  6,832
--------------------------------------------------------------------------------------------------------------------
  Operating Income                               (2,179)               (434)               1,556            (4,653)
--------------------------------------------------------------------------------------------------------------------
  Net income for Common Stock                    (5,780)                  95                 191           (11,485)
--------------------------------------------------------------------------------------------------------------------
  Basic Earnings per Common Stock                 (0.47)                0.01                0.02             (0.94)
--------------------------------------------------------------------------------------------------------------------
  Diluted Earnings per Common Stock               (0.47)                 .01                0.01             (0.94)
--------------------------------------------------------------------------------------------------------------------

*     SEFL was consolidated in 2002

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Based on this evaluation, the Company's Chief Executive Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures were effective, in timely alerting them to material information relating to the Company required to be included in the Company's periodic filings with the Securities and Exchange Commission. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving desired control objectives and, based on the evaluation described above, the Company's Chief Executive Officer and Principal Accounting Officer concluded that the Company's disclosure controls and procedures were effective at reaching that level of reasonable assurance.

There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The required information is incorporated by reference from our definitive proxy statement to be filed with the SEC by April 29, 2004.

ITEM 11. EXECUTIVE COMPENSATION

The required information is incorporated by reference from our definitive proxy statement to be filed with the SEC by April 29, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The required information is incorporated by reference from our definitive proxy statement to be filed with the SEC by April 29, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The required information is incorporated by reference from our definitive proxy statement to be filed with the SEC by April 29, 2004.

ITEM 14. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

Item 6 - Exhibits and Reports on Form 8-K

      (a)   Exhibits

--------------------------------------------------------------------------------
Exhibit
Number       Description
--------------------------------------------------------------------------------
2.1          Merger Agreement by and between the Company, USENVIRO Merger Corp.,
             American Enviro-Services, Inc., and the shareholders of American
             Enviro-Services, dated as of August 4, 1997 (4)
--------------------------------------------------------------------------------
2.2          Subscription Agreement dated as of August 23, 2000, by and among
             U.S. Energy System Castlebridge, LLC ("USE Sub"),
             Kemper-Castlebridge, Inc., ("KC"), GKM II Corporation ("GKM") and
             Castlebridge Partners, LLC ("Castlebridge") (9)
--------------------------------------------------------------------------------
2.3          Agreement and Plan of Reorganization and Merger dated as of
             November 28, 2000, by and among U.S. Energy Systems, Inc. ("US
             Energy"), USE Acquisition Corp. ("US Energy Sub"), and Zahren
             Alternative Power Corp. ("Zapco") (without schedules or exhibits)
             (the "Merger Agreement"). (11)
--------------------------------------------------------------------------------
2.4          Amendment No 1 dated as of the 11th day of December, 2000 to the
             Merger Agreement. (11)
--------------------------------------------------------------------------------
2.5          Amendment No. 2 dated as of the 19th day of December, 2000 to the
             Merger Agreement. (15)
--------------------------------------------------------------------------------
2.6          Amendment No. 3 dated as of the 19th day of January, 2001 to the
             Merger Agreement. (15)
--------------------------------------------------------------------------------
2.7          Amendment No. 4 dated as of the 23rd day of February, 2001 to the
             Merger Agreement. (15)
--------------------------------------------------------------------------------
2.8          Amendment No. 5 dated April 30, 2001 to the Merger Agreement. (16)
--------------------------------------------------------------------------------
2.9          Stock Purchase Agreement dated as of June 11, 2001 by and between
             USE Canada Acquisition Corp. and Trigen-Canada Company LLC. (17)
--------------------------------------------------------------------------------
2.10         Amendment No. 6 dated as of November 1, 2002 to the merger
             Agreement. (18)
--------------------------------------------------------------------------------
2.11         Amendment No. 7 dated as of the 10th day of February, 2003 to the
             Merger Agreement. (19)
--------------------------------------------------------------------------------
2.12         Amendment No. 8 dated as of the 13th day of March, 2003 to the
             Merger Agreement. (19)
--------------------------------------------------------------------------------
2.13         Amendment No. 9 dated as of the 15th day of April, 2003 to the
             Merger Agreement
--------------------------------------------------------------------------------
2.14         Amendment No. 10 dated as of the 14th day of May, 2003 to the
             Merger Agreement
--------------------------------------------------------------------------------
2.15         Amendment No. 11 dated as of the 11th day of June, 2003 to the
             Merger Agreement
--------------------------------------------------------------------------------
2.16         Amendment No. 12 dated as of the 29th day of June, 2003 to the
             Merger Agreement
--------------------------------------------------------------------------------
2.17         Amendment No. 13 dated as of the 11th day of July, 2003 to the
             Merger Agreement
--------------------------------------------------------------------------------
2.18         Amendment No. 14 dated as of the 28th day of July, 2003 to the
             Merger Agreement
--------------------------------------------------------------------------------
3.1          Restated Certificate of Incorporation of the Company filed with the
             Secretary of State of Delaware. (1)
--------------------------------------------------------------------------------
3.2          By-Laws of the Company (2)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Exhibit
Number       Description
--------------------------------------------------------------------------------
3.3          Articles of Organization of Steamboat Envirosystems, L.C (1)
--------------------------------------------------------------------------------
3.4          Certificate of Amendment of Amended and Restated Certificate of
             Incorporation of the Company (10)
--------------------------------------------------------------------------------
3.5          Certificate of Increase of Series A Convertible Preferred Stock of
             the Company (10)
--------------------------------------------------------------------------------
3.6          Amended and Restated By-Laws of US Energy (11)
--------------------------------------------------------------------------------
3.7          Form of Certificate of Designation for US Energy's Series C
             Preferred Stock (15)
--------------------------------------------------------------------------------
3.8          Form of Certificate of Designation for US Energy's Series D
             Preferred Stock (15)
--------------------------------------------------------------------------------
3.9          Certificate of Correction to Certificate of Designation of Series A
             Preferred Stock (15)
--------------------------------------------------------------------------------
3.10         Certificate of Correction to Certificate of Designation of Series B
             Preferred Stock (15)
--------------------------------------------------------------------------------
4.1          Specimen Stock Certificate (1)
--------------------------------------------------------------------------------
4.2          Form of Warrant (1)
--------------------------------------------------------------------------------
4.3          Form of Warrant Agreement (1)
--------------------------------------------------------------------------------
4.4          Form of Representative's Purchase Option (1)
--------------------------------------------------------------------------------
4.5          Certificate of Designation of Series A Convertible Preferred Stock
             of the Company as filed with the Secretary of State of Delaware on
             March 23, 1998 (7)
--------------------------------------------------------------------------------
4.6          Certificate of Designation of Series B Convertible Preferred Stock
             of the Company as filed with the Secretary of the State of Delaware
             (14)
--------------------------------------------------------------------------------
4.7          Amended and Restated Plan of Recapitalization dated as of July 31,
             2000 by and between the Company and the parties identified therein.
             (15)
--------------------------------------------------------------------------------
4.8          Form of Series B Warrant to Purchase Shares of Common Stock (10)
--------------------------------------------------------------------------------
4.9          Form of Series C Redeemable Common Stock Purchase Warrant of US
             Energy (11)
--------------------------------------------------------------------------------
10.1         Plan of Reorganization of Cogenic Energy Systems, Inc. (2)
--------------------------------------------------------------------------------
10.2         8% Convertible Subordinated Debenture due 2004 (2)
--------------------------------------------------------------------------------
10.5         Purchase Agreement, dated as of January 24, 1994, between Lehi
             Co-Gen Associates, L.C. and Lehi Envirosystems, Inc. (2)
--------------------------------------------------------------------------------
10.6         Operating Agreement among Far West Capital, Inc., Suma Corporation and Lehi Envirosystems, Inc. dated January 24, 1994 (2)
--------------------------------------------------------------------------------
10.7         Form of Purchase and Sale Agreement between Far West Capital, Inc.,
             Far West Electric Energy Fund, and L.P., 1-A Enterprises, the
             Company and Steamboat LLC (1)
--------------------------------------------------------------------------------
10.8         Form of Operation and Maintenance Agreement between Steamboat LLC and S.B. Geo, Inc. (1)
--------------------------------------------------------------------------------
10.9         Letter Agreement, dated as of November 8, 1994, between the
             Company, PSC Cogeneration Limited Partnership, Central Hudson
             Cogeneration, Inc. and Independent Energy Finance Corporation (1)
--------------------------------------------------------------------------------
10.10        Agreement among the Company, Plymouth Envirosystems, Inc., IEC
             Plymouth, Inc. and Independent Energy Finance Corporation dated
             November 16, 1994 (1)
--------------------------------------------------------------------------------
10.11        Amended and Restated Agreement of Limited Partnership of Plymouth
             Cogeneration Limited Partnership between PSC Cogeneration Limited
             Partnership, Central Hudson Cogeneration, Inc. and Plymouth
             Envirosystems, Inc. dated November 1, 1994 (1)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Exhibit
Number       Description
--------------------------------------------------------------------------------
10.12        Amended and Restated Agreement of Limited Partnership of PSC
             Cogeneration Limited Partnership among IEC Plymouth, Inc.,
             Independent Energy Finance Corporation and Plymouth Envirosystems,
             Inc. dated December 28, 1994 (1)
--------------------------------------------------------------------------------
10.13        Purchase and Sale Agreement, dated as of December 31, 1995, between the Company, Far West Capital, Inc., Far West Electric Energy Fund,
             L.P., 1-A Enterprises and Steamboat Enviro systems, LLC (1)
--------------------------------------------------------------------------------
10.13(a)     Letter Agreement, dated September 25, 1996, between the Company and
             Far West Capital, Inc. (1)
--------------------------------------------------------------------------------
10.16        Security Agreement and Financing Statement among the Company, Lehi
             Envirosystems, Inc., Plymouth Envirosystems, Inc. and Anchor
             Capital Company, LLC dated June 14, 1995, as amended (1)
--------------------------------------------------------------------------------
10.20        Lease dated September 1, 1995 between the Company and Gaedeke
             Holdings, Ltd. (1)
--------------------------------------------------------------------------------
10.21        Documents related to Private Placement (1)
--------------------------------------------------------------------------------
10.21(a)     Certificate of Designations (1)
--------------------------------------------------------------------------------
10.22        Purchase Agreement between the Company and Westinghouse Electric
             Corporation dated as of November 6, 1995 and amendments thereof (1)
--------------------------------------------------------------------------------
10.25(a)     Long-Term Agreement for the Purchase and Sale of Electricity
             Between Sierra Pacific Power Company and Far West Capital, Inc.
             dated October 29, 1988 (1)
--------------------------------------------------------------------------------
10.25(b)     Assignment of Interest, dated December 10, 1988 by and between Far
             West Capital, Inc. and 1-A Enterprises (1)
--------------------------------------------------------------------------------
10.25(c)     Letter dated August 18, 1989 by Gerald W. Canning, Vice President of Electric Resources, consenting to the Assignment of Interest on behalf of Sierra Pacific Power Company (1)
--------------------------------------------------------------------------------
10.26(a)     Agreement for the Purchase and Sale of Electricity, dated as of
             November 18, 1983 between Geothermal Development Associates and
             Sierra Pacific Power Company (1)
--------------------------------------------------------------------------------
10.26(b)     Amendment to Agreement for Purchase and Sale of Electricity, dated
             March 6, 1987, by and between Far West Hydroelectric Fund, Ltd. and
             Sierra Pacific Power Company (1)
--------------------------------------------------------------------------------
10.27        Loan and Option Agreement dated August, 1996 by and among NRG
             Company, LLC and Reno Energy, LLC and ART, LLC and FWC Energy, LLC,
             and amendments thereto (1)
--------------------------------------------------------------------------------
10.28        Promissory Note dated August 9, 1996 for $300,000 from Reno Energy,
             LLC to NRG Company, LLC (1)
--------------------------------------------------------------------------------
10.29        Letter of Intent dated July 15, 1996 on behalf of Reno Energy, LLC
             (1)
--------------------------------------------------------------------------------
10.30        Limited Liability Company Operating Agreement of NRG Company, LLC
             dated as of September 8, 1996, and amendments thereto (1)
--------------------------------------------------------------------------------
10.31        Form of Limited Liability Company Operating Agreement of Steamboat,
             Envirosystems, L.C. dated as of October, 1996 (1)
--------------------------------------------------------------------------------
10.32        Form of Debenture Conversion Agreement (1)
--------------------------------------------------------------------------------
10.33(a)     First Amended and Restated Loan and Option Agreement, dated April
             9, 1997, by and between USE Geothermal, LLC, and Reno Energy LLC,
             ART, LLC and FWC Energy, LLC (3)
--------------------------------------------------------------------------------
10.33(b)     Note in the amount of $1,200,000, dated as of April 9, 1997, made by Reno Energy LLC in favor of USE Geothermal, LLC (3)
--------------------------------------------------------------------------------
10.33(c)     Security Agreement, dated as of April 9, 1997, made by Reno Energy
             LLC in favor of USE Geothermal, LLC (3)
--------------------------------------------------------------------------------
10.33(d)     Form of Security Agreement and Collateral Assignment, entered into by and between USE Geothermal, LLC and both FWC Energy LLC and ART
             LLC (3)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Exhibit
Number       Description
--------------------------------------------------------------------------------
10.33(e)     Guaranty Agreement, dated as of April 9, 1997, made by FWC Energy
             LLC and ART LLC in favor of USE Geothermal, LLC (3)
--------------------------------------------------------------------------------
10.34        1996 Stock Option Plan (5)
--------------------------------------------------------------------------------
10.35        Form of 9% Convertible Subordinated Secured Debenture due 2004 (6)
--------------------------------------------------------------------------------
10.36        Form of Employment Agreement by and between the Company and Howard
             Nevins (4)
--------------------------------------------------------------------------------
10.37        Subscription Agreement, dated March 20, 1998, between the Company and Energy Systems Investors, LLC (7)
--------------------------------------------------------------------------------
10.38        Registration Rights Agreement, dated March 20, 1998, between the
             Company and Energy Systems Investors, LLC (7)
--------------------------------------------------------------------------------
10.39        Amended and Restated Stock Option Agreement between the Company and
             Lawrence I. Schneider dated May 10, 2000 with respect to 750,000 shares of the Company Common Stock (10)
--------------------------------------------------------------------------------
10.40        Amended and Restated Stock Option Agreement between the Company and
             Goran Mornhed dated May 10, 2000 with respect to 1,000,000 shares of the Company Common Stock (10)
--------------------------------------------------------------------------------
10.41        Pledge Agreement dated as of July 31, 2000 by and between the
             Company and Energy Systems Investors, L.L.C. (10)
--------------------------------------------------------------------------------
10.42        Limited Recourse Promissory Note dated July 31, 2000 issued by
             Energy Systems Investors, L.L.C. in favor of the Company (10)
--------------------------------------------------------------------------------
10.43        Stockholders' and Voting Agreement dated as of November 28, 2000 by and among AJG Financial Services, Inc., Bernard Zahren,
             Environmental Opportunities Fund, Environmental Opportunities
             Fund/Cayman, Finova Mezzanine Capital Corp., Frederic Rose, M & R
             Associates, Martin F. Laughlin, Michael J. Carolyn and Richard J.
             Augustine (collectively, the "Zapco Stockholders"), US Energy,
             Cinergy Solutions, Inc. ("Cinergy Solutions") and certain
             stockholders of US Energy. (11)
--------------------------------------------------------------------------------
10.44        Termination Fee Agreement dated as of November 28, 2000 by and among US Energy, Zapco and Cinergy Energy Solutions, Inc. ("Cinergy
             Energy"). (11)
--------------------------------------------------------------------------------
10.45        Indemnification Agreement dated as of November 28, 2000 by and among the Zapco Stockholders, Zapco, US Energy, US Energy Sub and
             Cinergy Energy. (11)
--------------------------------------------------------------------------------
10.46        Escrow Agreement dated November 28, 2000 by and among the Zapco
             Stockholders, Zapco, US Energy, US Energy Sub, Cinergy Energy and
             Tannenbaum Helpern Syracuse & Hirschtritt LLP as Escrow Agent. (11)
--------------------------------------------------------------------------------
10.47        Registration Rights Agreement dated November 28, 2000 by and among
             US Energy and the Zapco Stockholders. (11)
--------------------------------------------------------------------------------
10.48        Employment Agreement dated November 28, 2000 by and between US
             Energy and Bernard Zahren. (11)
--------------------------------------------------------------------------------
10.49        Form of Stock Option Agreement to be entered into by and between US
             Energy and Bernard Zahren. (11)
--------------------------------------------------------------------------------
10.50        Performance Guaranty dated as November 28, 2000 of US Energy.(11)
--------------------------------------------------------------------------------
10.51        Performance Guaranty of Cinergy Solutions Holding Company, Inc.
             dated as of November 28, 2000. (11)
--------------------------------------------------------------------------------
10.52        Subscription Agreement dated as of November 28, 2000 by and among
             US Energy, US Energy Sub and Cinergy Energy. (11)
--------------------------------------------------------------------------------
10.53        Stockholders Agreement dated as of November 28, 2000 by and among
             US Energy, US Energy Sub and Cinergy Energy. (11)
--------------------------------------------------------------------------------
10.54        Indemnification Agreement dated as of November 28, 2000 by and among US Energy, US Energy Sub and Cinergy Energy. (11)
--------------------------------------------------------------------------------
10.55        Employment Agreement dated as of May 10, 2000 by and between the
             Company and Lawrence Schneider (13)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Exhibit
Number       Description
--------------------------------------------------------------------------------
10.56        Employment Agreement dated as of May 10, 2000 by and between the
             Company and Goran Mornhed (13)
--------------------------------------------------------------------------------
10.57        2000 Executive Incentive Compensation Plan (13)
--------------------------------------------------------------------------------
10.58        2000 Executive Bonus Plan (13)
--------------------------------------------------------------------------------
10.59        Stock Option Agreement between the Company and Lawrence Schneider with respect to 1,000,000 shares of Common Stock (13)
--------------------------------------------------------------------------------
10.60        Stock Option Agreement between the Company and Goran Mornhed with respect to 187,500 shares of Common Stock (13)
--------------------------------------------------------------------------------
10.61        Stock Option Agreement between the Company and Goran Mornhed with respect to 562,500 shares of Common Stock (13)
--------------------------------------------------------------------------------
10.62        Standby Payment Agreement dated as of June 11, 2001 by and among U.
             S. Energy Systems, Inc., USE Canada Acquisition Corp. and AJG
             Financial Services, Inc.(17)
--------------------------------------------------------------------------------
10.63        Promissory Note dated June 11, 2001 made by USE Canada Acquisition
             Corp. in favor of Trigen - Canada Company LLC (17)
--------------------------------------------------------------------------------
10.64        Guaranty made as of June 11, 2001 by USE Energy Systems, Inc. in favor of Trigen - Canada Company LLC and the other person
             identified therein (17)
--------------------------------------------------------------------------------
10.65        Development Incentive Plan (18)
--------------------------------------------------------------------------------
10.66        Corporate Incentive Plan (18)
--------------------------------------------------------------------------------
10.67        Finance Incentive Plan (18)
--------------------------------------------------------------------------------
10.68        Employment Agreement dated as of August 20, 2001 between the
             Company and Allen J. Rothman (18)
--------------------------------------------------------------------------------
10.69        Employment Agreement dated as of January 1, 2002 between the
             Company and Edward Campana (18)
--------------------------------------------------------------------------------
10.70        Employment Agreement dated as of September 8, 2000 between the
             Company and Henry Schneider (18)
--------------------------------------------------------------------------------
10.71        Shareholder Agreement dated March 2002 by and among Scandinavian
             Energy Finance Limited, Endoray Investments BV, US Energy Systems,
             Inc., EIC Investments (Jersey) Limited and A&A EIC Electricity
             Investment Company (18)
--------------------------------------------------------------------------------
10.72        Financing Agreement dated as of March 11, 2002 by and between
             Scandinavian Energy Finance Limited and Gigantissimo 2321 AB n/k/a
             EnergiSystems Sverige AB (18)
--------------------------------------------------------------------------------
10.73        Conditions on Gigantissimo 2321 AB n/k/a EnergiSystems Sverige AB's
             Convertible Debenture Loan 2002-2027 (18)
--------------------------------------------------------------------------------
10.74        Subordinated Loan Agreement dated as of March 11, 2002 between
             Gigantissimo 2324 AB to be renamed Narvarme Acquisition I and AB
             Scandinavian Energy Finance Limited (18)
--------------------------------------------------------------------------------
10.75        Shareholders Agreement dated as of March 11, 2002 by and among
             Goran Ernstson, Scandinavian Energy Finance Limited,
             Lansforsakringar Liv Forsakringsaktiebolag for the shares of
             Gigantissimo 2321 AB n/k/a EnergiSystem Sverige AB (18)
--------------------------------------------------------------------------------
10.76        Security Holders Agreement dated as of March 11, 2002 between
             Scandinavian Energy Finance Limited and Goran Ernstson (18)
--------------------------------------------------------------------------------
10.77        Option Agreement dated as of March 7, 2002 by and between Goran
             Ernstson and Scandinavian Energy Finance Limited (18)
--------------------------------------------------------------------------------
10.78        Amendment No. 1 to Escrow Agreement dated as of May 22, 2001 by and among the Zapco stockholders, Zapco, US Energy, USE Acquisition
             Corp., Cinergy Energy and Tannenbaum Helpern Syracuse & Hirschtritt
             LLP as Escrow Agent (18)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Exhibit
Number       Description
--------------------------------------------------------------------------------
10.79        Amendment No. 1 to Indemnification Agreement dated as of May 11,
             2001 by and among the Zapco stockholders, Zapco, US Energy, USE
             Acquisition Corp. and Cinergy Energy (18)
--------------------------------------------------------------------------------
10.80        Amendment No. 2 to Indemnification Agreement dated as of November
             1, 2002 by and among stockholders, Zapco, US Energy, USE
             Acquisition Corp. and Cinergy Energy (18)
--------------------------------------------------------------------------------
10.81        Amendment No. 2 to Escrow Agreement dated as of November 1, 2002 by and among the Zapco stockholders, Zapco, US Energy, USE Acquisition
             Corp., Cinergy Energy and Tannebaum Helpern Syracuse & Hirschtritt
             LLP as Escrow Agent. (18)
--------------------------------------------------------------------------------
10.80a       Agreement by and among AJG Financial, as agent, US Energy, Cinergy
             Energy, US Energy Biogas and Tannenbaum, Halpern as agent dated as of October 16, 2003
--------------------------------------------------------------------------------
10.81b       Amendment No. 15 to indemnification Agreement dated as of October
             16, 2003 by an among major stockholders, US Energy Biogas Corp,
             US Energy and Cinergy Energy
--------------------------------------------------------------------------------
10.82        Escrow letter by and among, Tannenbaum, Halpern escrow agent, AJG
             Financial, Cinergy Energy, US Energy, US Energy Biogas Corp.
--------------------------------------------------------------------------------
10.83        Amended and Restated Subordinated Note from US Energy Biogas Corp.
             to AJG Financial Services, Inc.
--------------------------------------------------------------------------------
10.84        Amendment No. 1 to Shareholders Agreement by and among SEEFL,
             Endoray, US Energy and EIC dated as of February 2003
--------------------------------------------------------------------------------
10.85        Amendment No. 2 to Shareholders Agreement by and among SEFL,
             Endoray, US Energy, Borg Energy and EIC dated as of October 1, 2003
--------------------------------------------------------------------------------
10.86        Loan Agreement dated as of August 20, 2003 between SEFL and EIC
--------------------------------------------------------------------------------
10.87        Loan Agreement dated as of November 3, 2003
--------------------------------------------------------------------------------
10.88        2003 Finance Incentive Plan
--------------------------------------------------------------------------------
10.89        2003 Development Incentive Plan
--------------------------------------------------------------------------------
18.1         Auditor's Letter Regarding Change in Accouning Principles.
--------------------------------------------------------------------------------
23.1         Independent Auditor's Consent
--------------------------------------------------------------------------------
31.1         Rule 13a-14(a)/15d-14(a) certifications.
--------------------------------------------------------------------------------
31.2         Rule 13a-14(a)/15d-14(a) certifications.
--------------------------------------------------------------------------------
32.1         Section 1350 certification.
--------------------------------------------------------------------------------
99.2         Second Amended and Restated Operating Agreement dated as of August
             23, 2000 by and between USE Sub, KC, GKM and Castlebridge. (12)
--------------------------------------------------------------------------------
(1)          Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-94612).
--------------------------------------------------------------------------------
(2)          Incorporated by reference to the Company's Annual Report on Form
             10-KSB for the year ended January 31, 1994.
--------------------------------------------------------------------------------
(3)          Incorporated by reference to the Company's Current Report on Form
             8-K filed on April 24, 1997.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Exhibit
Number       Description
--------------------------------------------------------------------------------
(4)          Incorporated by reference to the Company's Current Report on Form
             8-K dated August 12, 1997.
--------------------------------------------------------------------------------
(5)          Incorporated by reference to the Company's Annual Report on Form
             10-KSB for the year ended January 31, 1997.
--------------------------------------------------------------------------------
(6)          Incorporated by reference to the Company's Current Report on Form
             8-K dated August 18, 1997.
--------------------------------------------------------------------------------
(7)          Incorporated by reference to the Company's Current Report on Form
             8-K filed on March 26, 1998.
--------------------------------------------------------------------------------
(8)          Incorporated by reference to the Company's Annual Report on Form
             10-KSB for the year ended January 31, 1998.
--------------------------------------------------------------------------------
(9)          Incorporated by reference to the Company's Current Report on Form
             8-K/A filed on September 5, 2000.
--------------------------------------------------------------------------------
(10)         Incorporated by reference to the Company's Quarterly Report on Form
             10-QSB for the quarter ended July 31, 2000.
--------------------------------------------------------------------------------
(11)         Incorporated by reference to the Company's Quarterly Report on Form
             10-QSB for the quarter ended October 31, 2000.
--------------------------------------------------------------------------------
(12)         Incorporated by reference to the Company's Registration Statement on Form S-3 filed on February 20, 2001.
--------------------------------------------------------------------------------
(13)         Incorporated by reference to the Company's Current Report on Form
             8-K dated May 4, 2000.
--------------------------------------------------------------------------------
(14)         Incorporated by reference to the Company's Annual Report on Form
             10-KSB for the year ended January 31, 1999.
--------------------------------------------------------------------------------
(15)         Incorporated by reference to the Company's Report on Form 10-KSB for the period ended December 31, 2000.
--------------------------------------------------------------------------------
(16)         Incorporated by reference to the Company's Post-Effective Amendment to Registration Statement on Form Series SB-2 filed on May 14,
             2001.
--------------------------------------------------------------------------------
(17)         Incorporated by reference to the Company's Current Report on Form
             8-K dated June 11, 2001.
--------------------------------------------------------------------------------
(18)         Incorporated by reference to the Company's Quarterly Report on Form
             10-QSB dated August 14, 2002
--------------------------------------------------------------------------------
(19)         Incorporated by reference to the Company's Report on Form 10-KSB for the period ended December 31, 2002.
--------------------------------------------------------------------------------

      (b)   Reports on Form 8-K

            None

                   U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES

                                    CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report...............................................  F-2

Consolidated Balance Sheets as of December 31, 2003 and 2002...............  F-3

Consolidated Statements of Operations and Other Comprehensive Income
  (Loss) for the Years ended December 31, 2003, 2002 and 2001..............  F-5

Consolidated Statements of Changes in Stockholders' Equity for the Years
  ended December 31, 2003, 2002............................................  F-6

Consolidated Statements of Cash Flows for the Years ended December 31, 2003,
2002 and 2001..............................................................  F-7

Notes to Consolidated Financial Statements................................. F-11

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                           Independent Auditors'Report

Board of Directors and Stockholders
U.S. Energy Systems, Inc.
White Plains, New York

We have audited the accompanying consolidated balance sheets of U.S. Energy Systems, Inc. and subsidiaries as of December 31, 2003 and 2002 and the related consolidated statements of operations and other comprehensive income (loss), changes in stockholders' equity and cash flows for each of the years ended December 31, 2003, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not examine the financial statements of USE Canada Energy Corp. for the year ended December 31, 2003, a consolidated subsidiary whose statements reflect total assets and income constituting 16% and 65%, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us and our opinion insofar as it relates to the amounts included for USE Canada Energy Corp. as of December 31, 2003 and the related year ended is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Energy Systems, Inc. and subsidiaries as of December 31, 2003 and 2002 and the consolidated results of their operation and their consolidated cash flows for each of the years ended December 31, 2003, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

Kostin, Ruffkess & Company, LLC
Farmington, Connecticut

/s/ Kostin, Ruffkess & Company, LLC

April 8, 2004

                    U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)

------------------------------------------------------------------------------------------------------
ASSETS                                                                    DECEMBER 31,    DECEMBER 31,
                                                                                  2003            2002
------------------------------------------------------------------------------------------------------
Current Assets:
------------------------------------------------------------------------------------------------------
   Cash ..............................................................        $  3,210        $  1,856
------------------------------------------------------------------------------------------------------
   Restricted Cash ...................................................          17,703          13,247
------------------------------------------------------------------------------------------------------
   Accounts  Receivable  (less allowance for doubtful  accounts $1,200
   and $1,313 in 2003 and 2002 respectively) .........................           9,105           7,992
------------------------------------------------------------------------------------------------------
   Installments  Sale  Partnership  Interest and Interest  Receivable,
   Current Portion ...................................................           2,678           4,421
------------------------------------------------------------------------------------------------------
   Other Current Assets ..............................................           3,664           1,476
------------------------------------------------------------------------------------------------------
       Total Current Assets, Net .....................................          36,360          24,736
------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------
Property, Plant and Equipment, Net ...................................          43,729          46,335
------------------------------------------------------------------------------------------------------
Construction in Progress .............................................             595           3,076
------------------------------------------------------------------------------------------------------
Installment Sale Partnership Interest, less Current Portion ..........          12,987          14,945
------------------------------------------------------------------------------------------------------
Notes Receivable .....................................................           1,247          51,450
------------------------------------------------------------------------------------------------------
Investments ..........................................................           8,251           7,613
------------------------------------------------------------------------------------------------------
Deferred  Costs,  including  Debt Issuance  Costs,  Net of Accumulated
Amortization .........................................................           2,405           2,745
------------------------------------------------------------------------------------------------------
Goodwill .............................................................          26,218          27,718
------------------------------------------------------------------------------------------------------
Deferred Tax Asset ...................................................          11,812          11,286
------------------------------------------------------------------------------------------------------
Other Assets .........................................................             257             411
------------------------------------------------------------------------------------------------------
Assets to be disposed of .............................................          28,180          24,637
------------------------------------------------------------------------------========================
       Total Assets ..................................................        $172,041        $219,008
------------------------------------------------------------------------------========================

------------------------------------------------------------------------------------------------------
LIABILITIES
------------------------------------------------------------------------------------------------------
Current Liabilities:
------------------------------------------------------------------------------------------------------
   Current Portion Long-Term Debt ....................................        $  4,928        $  5,317
------------------------------------------------------------------------------------------------------
   Notes Payable - Stockholder .......................................             688           6,132
------------------------------------------------------------------------------------------------------
   Accounts Payable and Accrued Expenses .............................           5,887           9,454
------------------------------------------------------------------------------------------------------
   Deferred Revenue  Installment Sale  Partnership  Interest,  Current
   Portion ...........................................................           1,007           1,007
------------------------------------------------------------------------------------------------------
       Total Current Liabilities .....................................          12,510          21,910
------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------
Long-Term Debt less Current Portion ..................................          53,827          98,030
------------------------------------------------------------------------------------------------------
Notes Payable - Stockholder ..........................................          10,641           4,798
------------------------------------------------------------------------------------------------------
Deferred Revenue Installment Sale Partnership  Interest,  less Current
Portion ..............................................................           5,105           6,085
------------------------------------------------------------------------------------------------------
Rate Incentive Liability .............................................          20,652          15,200
------------------------------------------------------------------------------------------------------
Advances from Joint Ventures .........................................             102             102
------------------------------------------------------------------------------------------------------
Liabilities to be disposed of ........................................          21,745         19, 217
------------------------------------------------------------------------------------------------------
       Total Liabilities .............................................         124,582         165,342
------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------
Minority Interests ...................................................           8,374          14,912
------------------------------------------------------------------------------------------------------

                 See notes to consolidated financial statements
             which are an integral part of the financial statements

                    U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES

=================================================================================================================
STOCKHOLDERS' EQUITY                                                               DECEMBER 31,      DECEMBER 31,
                                                                                           2003              2002
=================================================================================================================
Preferred Stock, $.01 par Value, Authorized 10,000,000 Shares:
-----------------------------------------------------------------------------------------------------------------
   Series B, Cumulative, Convertible, Issued and Outstanding 368 Shares ......        $      --         $      --
-----------------------------------------------------------------------------------------------------------------
   Series C Cumulative,  Convertible,  Issued and  Outstanding  100,000 Shares                1                 1
-----------------------------------------------------------------------------------------------------------------
   Series D, Cumulative,  Convertible, Issued and Outstanding 1,138,888 Shares               11                11
-----------------------------------------------------------------------------------------------------------------

Total Preferred Stock, $.01 par Value, Authorized 50,000,000 Shares,
issued 12,333,974 ............................................................              123               123
-----------------------------------------------------------------------------------------------------------------
Treasury Stock, 383,450 at Cost ..............................................           (2,204)           (1,805)
-----------------------------------------------------------------------------------------------------------------
Additional Paid-in Capital ...................................................           64,891            65,720
-----------------------------------------------------------------------------------------------------------------
Accumulated Deficit ..........................................................          (24,159)          (25,997)
-----------------------------------------------------------------------------------------------------------------
Foreign Currency Translation Adjustment ......................................              422               701
-----------------------------------------------------------------------------------------------------------------
         Common Stockholders' Equity .........................................           39,085            38,754
-----------------------------------------------------------------------------------------------------------------
         Total Liabilities and Stockholders' Equity ..........................        $ 172,041         $ 219,008
=================================================================================================================

                 See notes to consolidated financial statements
             which are an integral part of the financial statements

                    U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF OPERATIONS AND OTHER
                           COMPREHENSIVE INCOME (LOSS)

=========================================================================================================================
                                                                     Year Ended           Year Ended           Year Ended
                                                              December 31, 2003    December 31, 2002    December 31, 2001
=========================================================================================================================
Revenues                                                               $ 24,999             $ 28,620             $ 22,760

-------------------------------------------------------------------------------------------------------------------------
Costs and Expenses:
-------------------------------------------------------------------------------------------------------------------------
   Operating Expenses                                                    10,964               14,842                9,895
-------------------------------------------------------------------------------------------------------------------------
   Special Write-Offs in 2002                                                --                3,684
-------------------------------------------------------------------------------------------------------------------------
   General and Administrative Expenses                                    5,918                9,958                3,968
-------------------------------------------------------------------------------------------------------------------------
   Depreciation and Amortization                                          3,874                5,906                4,208
-------------------------------------------------------------------------------------------------------------------------
   (Gain) from Joint Ventures                                              (792)                 (60)                 (83)
-------------------------------------------------------------------------------------------------------------------------
     Total Costs and Expenses                                            19,964               34,330               17,988
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
Income (Loss) from Operations                                             5,035               (5,710)               4,772
-------------------------------------------------------------------------------------------------------------------------
Interest Income                                                           1,175                1,648                  909
-------------------------------------------------------------------------------------------------------------------------
Dividend Income                                                             (40)                  81                    0
-------------------------------------------------------------------------------------------------------------------------
Interest Expense                                                         (6,779)              (7,766)              (4,830)
-------------------------------------------------------------------------------------------------------------------------
Asset Sales                                                              (1,944)                                       --
-------------------------------------------------------------------------------------------------------------------------
(Loss) on Investments                                                                         (5,120)                  --
-------------------------------------------------------------------------------------------------------------------------
Minority Interest                                                           296                1,613                 (961)
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
(Loss) Income before Taxes and Cumulative effect of
  Accounting Change and Disposal of a Segment                            (2,257)             (15,254)                (110)
-------------------------------------------------------------------------------------------------------------------------
Income Tax Benefit (Expense)                                              1,227                5,671                 (295)
-------------------------------------------------------------------------------------------------------------------------
(Loss) Income before Cumulative effect of Accounting Change
  and Disposal of a Segment                                              (1,030)              (9,583)                (405)
-------------------------------------------------------------------------------------------------------------------------
Income from discontinued operations                                       1,188               (4,192)               4,894
-------------------------------------------------------------------------------------------------------------------------
Gain/(Loss) on Disposal of a Segment (net of Income Tax                   1,680               (1,619)                  --
  benefit of $887,000 and $1,080,000 respectfully)
-------------------------------------------------------------------------------------------------------------------------
Cumulative effect of Accounting Change in Years Prior to 2002                --                 (754)                  --
   (net of Income Tax benefit of $546,000)
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
NET (LOSS) INCOME                                                      $  1,838             $(16,148)            $  4,489
-----------------------------------------------------------------------==================================================
Dividends on Preferred Stock                                               (829)                (831)              (1,111)
-------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) APPLICABLE TO COMMON STOCK                               $  1,009             $(16,979)            $  3,378
-----------------------------------------------------------------------==================================================
INCOME (LOSS) PER SHARE OF COMMON STOCK:
-------------------------------------------------------------------------------------------------------------------------
   (Loss)Income per Share of Common Stock - Basic                      $   0.08             $  (1.39)            $   0.35
-------------------------------------------------------------------------------------------------------------------------
   (Loss)Income per Share of Common Stock - Diluted                    $   0.06             $  (1.39)            $   0.20
-------------------------------------------------------------------------------------------------------------------------
   Weighted Average Number of Common Stock Outstanding - Basic           11,950               12,186                9,656

-------------------------------------------------------------------------------------------------------------------------
   Weighted Average Number of Common Stock Outstanding - Diluted         17,115               17,351               16,818
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income (LOSS), Net of Tax
-------------------------------------------------------------------------------------------------------------------------
   Net (Loss)Income                                                    $  1,838             $(16,148)            $  4,489
-------------------------------------------------------------------------------------------------------------------------
   Foreign Currency Translation Adjustment                                  279                  295                  406
-------------------------------------------------------------------------------------------------------------------------
     Total Comprehensive (Loss) Income                                 $  2,117             $(15,853)            $  4,895
-------------------------------------------------------------------------------------------------------------------------

                 See notes to consolidated financial statements
             which are an integral part of the financial statements

                    U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 2002
                        (In Thousands, except Share Data)

---------------------------------------------------------------------------------------------------------------------
                        Preferred Stock     Preferred Stock          Preferred Stock
                           Series B             Series C                 Series D               Treasury Stock
---------------------------------------------------------------------------------------------------------------------

                        No. of              No. of                 No. of                    No. of
                        Shares     Amount   Shares     Amount      Shares       Amount       Shares        Amount
----------------------------------------------------------------------------------------------------------------------
Balance- Dec.31,
2001 as previously
reported                  368         --    100,000   $      1    1,138,888   $       11     (114,700)   $     (495)
----------------------------------------------------------------------------------------------------------------------
Adjustments                --         --         --         --           --           --           --            --
----------------------------------------------------------------------------------------------------------------------
Balance- Dec.31,
2001 as adjusted          368         --    100,000   $      1    1,138,888   $       11      (114,700)  $     (495)
----------------------------------------------------------------------------------------------------------------------
Shares Issued for
Exercised Options
and Warrants               --         --         --         --           --           --            --           --
----------------------------------------------------------------------------------------------------------------------
Issuance of Common
Stock                      --         --         --         --           --           --           --            --
----------------------------------------------------------------------------------------------------------------------
Treasury Stock             --         --         --         --           --           --     (268,750)       (1,310)
----------------------------------------------------------------------------------------------------------------------
Foreign Currency
Translation                --         --         --         --           --           --           --            --
Adjustment
----------------------------------------------------------------------------------------------------------------------
Net Loss for the
year ended                 --         --         --         --           --           --           --            --
December 31, 2002
----------------------------------------------------------------------------------------------------------------------
Dividends on
Preferred Stock:
----------------------------------------------------------------------------------------------------------------------
Series B                   --         --         --         --           --           --           --            --
----------------------------------------------------------------------------------------------------------------------
Series C                   --         --         --         --           --           --           --            --
----------------------------------------------------------------------------------------------------------------------
Series D                   --         --         --         --           --           --           --            --
----------------------------------------------------------------------------------------------------------------------
Balance -
December 31, 2002         368         --    100,000   $      1    1,138,888   $       11     (383,450)   $   (1,805)
======================================================================================================================

------------------------------------------------------------------------------------------------
                             Common Stock
------------------------------------------------------------------------------------------------
                                                             Foreign
                                                 Additional  Currency
                        No. of                   Paid in     Translation   Accumulated
                        Shares         Amount    Capital     Adjustment    Deficit      Total
------------------------------------------------------------------------------------------------
Balance- Dec.31,
2001 as previously
reported               12,065,000    $     121   $ 65,647    $    406      $ (7,733)   $ 57,958
------------------------------------------------------------------------------------------------
Adjustments                    --           --         --          --      $ (2,116)   $ (2,116)
------------------------------------------------------------------------------------------------
Balance- Dec.31,
2001 as adjusted       12,065,000    $     121   $ 65,647    $    406      $ (9,849)   $ 55,842
------------------------------------------------------------------------------------------------
Shares Issued for         120,637            1        230          --            --         231
Exercised Options
and Warrants
------------------------------------------------------------------------------------------------
Issuance of Common
Stock                     147,976            1        674          --            --         675
------------------------------------------------------------------------------------------------
Treasury Stock                 --           --         --          --            --      (1,310)
------------------------------------------------------------------------------------------------
Foreign Currency
Translation                    --           --         --         295            --         295
Adjustment
------------------------------------------------------------------------------------------------
Net Loss for the
year ended                     --           --         --          --       (16,148)    (16,148)
December 31, 2002
------------------------------------------------------------------------------------------------
Dividends on
Preferred Stock:
------------------------------------------------------------------------------------------------
Series B                       --           --        (36)         --            --         (36)
------------------------------------------------------------------------------------------------
Series C                       --           --       (180)         --            --        (180)
------------------------------------------------------------------------------------------------
Series D                       --           --       (615)         --            --        (615)
------------------------------------------------------------------------------------------------
Balance -
December 31, 2002      12,333,613    $     123   $ 65,720    $    701      $(25,997)   $ 38,754
================================================================================================

                 See notes to consolidated financial statements
             which are an integral part of the financial statements

                    U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 2003
                        (in Thousands, except Share Data)

---------------------------------------------------------------------------------------------------------------------
                                     Preferred Stock    Preferred Stock    Preferred Stock
                                         Series B           Series C           Series D             Treasury Stock
---------------------------------------------------------------------------------------------------------------------

                                   No. of              No. of             No. of                No. of
                                   Shares     Amount   Shares   Amount    Shares     Amount     Shares      Amount
----------------------------------------------------------------------------------------------------------------------
Balance- Dec. 31, 2002 as             368        --   100,000   $     1   1,138,88   $    11   (383,450)   $ (1,805)
   previously reported
----------------------------------------------------------------------------------------------------------------------
Adjustments                            --        --        --        --         --        --         --          --
----------------------------------------------------------------------------------------------------------------------
Balance- Dec. 31, 2002 as
   adjusted                           368             100,000   $     1   1,138,88   $    11   (383,450)   $ (1,805)
----------------------------------------------------------------------------------------------------------------------
Issuance of Common Stock
----------------------------------------------------------------------------------------------------------------------
Foreign Currency Translation
Adjustment
----------------------------------------------------------------------------------------------------------------------
Treasury Stock                                                                                   62,480    $    (399)
----------------------------------------------------------------------------------------------------------------------
Net Income for the year
ended December 31, 2003
----------------------------------------------------------------------------------------------------------------------
Dividends on Preferred Stock:
----------------------------------------------------------------------------------------------------------------------
   Series B
----------------------------------------------------------------------------------------------------------------------
   Series C
----------------------------------------------------------------------------------------------------------------------
   Series D
----------------------------------------------------------------------------------------------------------------------
Balance-December 31, 2003             368             100,000   $     1   1,138,88   $    11   (445,930)   $ (2,204)
======================================================================================================================

--------------------------------------------------------------------------------------------------------------
                                         Common Stock
--------------------------------------------------------------------------------------------------------------
                                                                        Foreign
                                                            Additional  Currency
                                      No. of                 Paid in   Translation  Accumulated
                                      Shares      Amount     Capital    Adjustment    Deficit     Total
--------------------------------------------------------------------------------------------------------------
Balance- Dec. 31, 2002 as           12,333,613    $    123    $ 65,720   $    701     $(23,154)   $ 41,597
   previously reported
--------------------------------------------------------------------------------------------------------------
Adjustments                                 --          --          --         --     $ (2,843)   $ (2,843)
--------------------------------------------------------------------------------------------------------------
Balance- Dec. 31, 2002 as
   adjusted                         12,333,613    $    123    $ 65,720   $    701     $(25,997)   $ 38,754
--------------------------------------------------------------------------------------------------------------
Issuance of Common Stock                   361
--------------------------------------------------------------------------------------------------------------
Foreign Currency Translation                                             $   (279)                $   (279)
Adjustment
--------------------------------------------------------------------------------------------------------------
Treasury Stock                                                                                    $   (399)
--------------------------------------------------------------------------------------------------------------
Net Income for the year
ended December 31, 2003                                                               $  1,838    $  1,838
--------------------------------------------------------------------------------------------------------------
Dividends on Preferred Stock:
--------------------------------------------------------------------------------------------------------------
   Series B                                                        (34)                           $    (34)
--------------------------------------------------------------------------------------------------------------
   Series C                                                       (180)                           $   (180)
--------------------------------------------------------------------------------------------------------------
   Series D                                                       (615)                           $   (615)
--------------------------------------------------------------------------------------------------------------
Balance- December 31, 2003          12,333,974    $    123    $ 64,891   $    422     $(24,159)   $ 39,085
==============================================================================================================

                 See notes to consolidated financial statements
             which are an integral part of the financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         DEC. 31, 2003  DEC. 31, 2002  DEC. 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ...................................................      $  1,838       $(16,148)      $  4,489
    Adjustments  to Reconcile  Net Income (loss) to net cash provided by
    (used in) operating activities:
      Depreciation and Amortization ....................................         3,874          6,123          4,424
      Purchase Price Adjustment ........................................         1,100
      Loss on Sale of Segment ..........................................            --          1,619             --
      Gain on sale of subsidiary .......................................        (1,680)
      Minority Interest Income .........................................          (296)         1,000             --
      Impairments and Write-offs .......................................         1,944         11,889             --
      Realized Gain on Sales ...........................................            --             --         (2,946)
      Deferred Taxes ...................................................          (526)        (8,225)         8,991
      Equity in (gain) Loss of Joint Ventures ..........................            --            (60)           (83)
      Cumulative  effects of  Accounting  Change on years  prior to 2002
      (net of income tax of $546,000) ..................................                          754             --
      Income from Discontinued Operations ..............................
    Changes in:
      Accounts Receivable, Trade .......................................        (1,313)           746         (1,080)
      Spare parts in Inventory .........................................            --             --         (1,571)
      Project Development Costs ........................................                           --         (1,368)
      Other Current Assets .............................................        (2,188)           468            645
      Other Assets .....................................................           154          1,357             --
      Accounts Payable and Accrued Expenses ............................         1,809          1,141         (5,948)

      Net effect of discontinued operation .............................           253         (1,465)        (2,343)
      Net effect of change of reporting entity .........................                           --             --
      Minority Interest Liability ......................................            --          1,218          2,744
      Deferred Revenue .................................................          (980)        (1,185)          (130)
      Rate Incentive Liability .........................................         5,452          5,619          3,933
                                                                              --------       --------       --------
Net cash provided by Operating Activities ..............................         9,941          5,262          8,728
                                                                              --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Investments ......................................................          (638)        (3,099)        (8,403)
      Net Acquisition of Equipment and Leasehold Improvements ..........          (512)        (2,310)       (11,166)
      Construction in Progress .........................................                         (737)        (1,108)
      Increase in Notes Receivable .....................................        (1,247)       (51,450)            --
      Deferred Financing Costs .........................................            --          2,492            356
      Goodwill .........................................................            --             --            430
                                                                              --------       --------       --------
Net cash provided by  Investing Activities .............................        (2,397)       (55,104)        (2,441)
                                                                              --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from Notes Receivable ...................................         2,425            866          1,279
      Payments of Convertible Subordinated Secured Debentures ..........            --             --            (16)
      Payments of Long-term Debt .......................................        (3,930)        (4,522)       (31,428)
      Proceeds from Long-term Debt .....................................         1,100         44,856         17,312
      Redemption of Subscription Receivable ............................            --             --          7,741
      Debt Issuance Costs ..............................................            --             --           (567)
      Proceeds from Sale of Common Stock ...............................            --             --             --
      Proceeds from Exercise of Options and Warrants ...................            --            231          8,249
      Treasury Stock ...................................................            --             --           (480)
      Dividends on Preferred Stock .....................................          (829)          (831)        (1,111)
      Minority Interests ...............................................            --           (613)         9,716
      Payment for former Stockholders ..................................            --             --        (12,000)
                                                                              --------       --------       --------
Net cash used in Financing Activities ..................................        (1,234)        39,987          1,404
                                                                              --------       --------       --------
NET INCREASE (DECREASE) IN CASH ........................................         5,810         (9,855)         9,765
Cash, Restricted Cash and Equivalents - beginning of period ............        15,103         24,958         15,193
                                                                              --------       --------       --------
CASH, RESTRICTED CASH AND EQUIVALENTS - END OF PERIOD ..................        20,913       $ 15,103       $ 24,958
                                                                              ========       ========       ========

      Supplemental Disclosure of Cash Flow Information:
      Cash paid for Interest ...........................................      $ (4,685)      $  5,350       $  2,426
                                                                              ========       ========       ========
      Supplemental Schedule of Non-cash Financing Activities:
      Issuance of Common Stock .........................................            --             --         10,550
                                                                              ========       ========       ========
      Issuance of Series C Preferred Stock .............................            --             --          3,000
                                                                              ========       ========       ========
      Deferred Offering Costs ..........................................            --             --           (480)
                                                                              ========       ========       ========
      Liabilities assumed in Acquisition of Zapco and Trigen Canada ....            --             --         73,000
                                                                              ========       ========       ========
      Conversion of Receivable to Investment by SEFL ...................            --          5,085             --
                                                                              ========       ========       ========
      Return of Treasury Stock .........................................           399          1,310             --
                                                                              ========       ========       ========
      Issuance of Common Stock for investment interest in SEFL .........            --            675             --
                                                                              ========       ========       ========
      Notes Receivable - SEFL ..........................................        52,726             --             --
                                                                              ========       ========       ========
      Long-Term Debt - SEFL ............................................        45,398             --             --
                                                                              ========       ========       ========

See notes to consolidated financial statements which are an integral part of the financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

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

      (2) Statement of Cash Flows and Equivalents. For purposes of reporting cash flows, cash and cash equivalents include cash on hand and short-term investments maturing within ninety days, and the carrying amounts approximate fair value.

      (3) Property, Plant and Equipment. Property, plant and equipment are stated at cost and is depreciated using the straight-line method over their estimated useful lives ranging from 3 to 40 years with the power generation plants between 15 to 25 years.

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

We began applying SFAS 141 in the third quarter of 2001 and SFAS 142 in the first quarter of 2002. The discontinuance of amortization of goodwill, which began in the first quarter of 2002, was not material to our financial position or results of operations. In 2002 and 2003, an impairment test of the goodwill resulting from the acquisition of USEB was performed with no change in the valuation. The goodwill from the acquisition of US Enviro of $1.3 million was written off in the first quarter of 2002 in accordance with SFAS No. 142 and has been treated as a cumulative effect for accounting change in years prior to 2002. Additionally, $830,000 of goodwill in Lehi Independent Power Associates on the books of LEHI Envirosystems, Inc. was written off in 2002 in accordance with SFAS 142. We will continue to perform goodwill impairment tests annually, as required by SFAS 142, or when circumstances indicate that the fair value of a reporting unit has declined significantly.

Goodwill at December 31, 2003 and 2002 is presented net of amortization of $955,000. Amortization has ceased with the adoption of SFAS No. 142. Adjustments were made to goodwill due to accounting changes in the years 2001 and 2003. See Notes K and S.

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

(7) Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from estimates.

(8) Fair Values of Financial Instruments. The estimated fair value of financial instruments has been determined based on available market information and appropriate valuation methodologies. The carrying amounts of cash, accounts receivable, other current assets, accounts payable and royalties payable approximate fair value at December 31, 2003 and 2002 because of the short maturity of these financial instruments. The estimated carrying value of the notes receivable, notes payable -- bank, long-term debt (mortgage and equipment notes payable) and the convertible subordinated debentures are either contractual or approximate fair value. The fair value estimates were based on information available to management as of December 31, 2003 and 2002. If subsequent circumstances indicate that a decline in the fair market value of a financial asset is other than temporary, the financial instrument is written down to its fair market value. Unless otherwise indicated, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

(9) Impairment of Long-Lived Assets. We evaluate long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of the net present value of the future cash flows attributable to the assets, compared with the carrying value of the assets. If an impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value of the assets and recording a provision for an impairment loss if the carrying value is greater than the fair value. Until the assets are disposed of, their estimated fair value is reevaluated when circumstances or events change. In 2002, the Company recognized impairments of certain investments of approximately $5 million and property, plant and equipment of approximately $3.8 million. These are reflected in Operations, General and Administrative non-recurring and Operations Expense, respectively. There were no impairment of assets in the year 2003.

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

(12) Debt Issuance Costs. Debt issuance costs are amortized on a straight-line basis over the terms of the related financing. For 2003, 2002 and 2001, amortization expense was approximately $200,000 per annum and the unamortized balance on December 31, 2003 is $2.4million. This will be amortized over the remaining term of the respective debt. The amortization expense will approximate $200,000 per annum.

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

(15) Foreign Currency. The functional currency for all of our foreign operations is the local currency. For these foreign entities, we translate income statement amounts at average exchange rates for the period, and we translate assets and liabilities at the end-of-period exchange rates. We report exchange gains and losses on inter-company foreign currency transactions of a long-term nature in Accumulated Other Comprehensive Income.

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

(2) USE Canada Energy Corp. ("USE Canada") On June 11, 2001 USE Canada Acquisition Corp., a wholly-owned Canadian subsidiary of the Company, purchased 100% of the issued and outstanding stock of Trigen Energy Canada Company, and through a series of subsequent steps renamed USE Canada Energy Corp. USE Canada owns and operates two-district energy systems located in Charlottetown, Prince Edward Island and in London, Ontario. USE Canada has project financing from Toronto Dominion Bank totaling $17,266,000 and it is secured by all of the assets of USE Canada and it is non recourse to the Company.

Effective December 31, 2003 USE Canada became a discontinued operation, because it was sold to the Countryside Fund on April 8, 2004. See Note R.

(3) U.S. Energy Geothermal, LLC. Our former 95%-owned subsidiary, U.S. Energy Geothermal, LLC ("Geothermal, LLC"), owns two geothermal power plants in Steamboat Hills, Nevada: Steamboat 1 and 1A. The facilities were built in 1986 and 1988 respectively. These plants produce electricity through a system in which hot water from the earth's sub-strata is used to generate electricity. The plants produce a combined seven megawatts of electric power, which is sold under long-term power purchase agreements with Sierra Pacific Power Company ("Sierra"). Sierra is obligated to pay rates for the electric power generated by Geothermal, LLC that are based on the wholesale electricity prices at the California-Oregon Border exchange, See Note L. The Company sold its 95% interest in Geothermal LLC in June 2003 for approximately $1 million cash.

(4) Scandinavian Energy Finance, Limited / EnergiSystem i Sverige AB. In March 2002, together with EIC Electricity SA ("EIC"), a Swiss investment company specializing in energy investments, we formed a joint venture, Scandinavian Energy Finance, Limited ("SEFL") and financed a new Swedish energy group, EnergiSystem i Sverige AB ("EnergiSystem"). SEFL had a 25 year option to acquire 90% of the fully diluted equity of EnergiSystem for a nominal sum which it exercised in December 2003. As part of the transaction, EnergiSystem acquired seven operating district energy systems and several late-stage development projects. Currently, the operations provide biomass-fueled energy to 800 customers serving the equivalent of approximately 30,000 households in ten communities in the vicinity of Stockholm, Sweden. A significant portion of the energy is provided under long-term contracts. The energy market in Sweden is deregulated, and district energy markets are not subject to government rate regulation.

SEFL provided approximately $56 million to EnergiSystem in the form of financing. Approximately $45 million of this amount was made in the form of a senior secured convertible debenture to EnergiSystem and approximately $11 million was in the form of a subordinated loan to EnergiSystem. The senior secured convertible debenture carries an interest rate of approximately 6% per annum during the first 2 years and 9% thereafter. The subordinated loan carries an interest rate of approximately 13%. A Swedish bank provided SEFL with approximately $45 million of long term financing on a non-recourse basis to SEFL's stockholders. The financing carries a variable interest rate of the Stockholm Inter-Bank Offered Rate ("STIBOR") plus 30 basis points per annum, capped at 4.7% for the first 5 years and a rate of STIBOR plus 110 basis points per annum thereafter. The loan has a 25 year term with no amortization during the first ten years.

We initially invested approximately $5 million in cash and 167,976 of our common shares, valued at approximately $769,000 in SEFL, and EIC invested its proportionate share in cash.

On September 30, 2003 U.S. Energy Systems sold a 2% interest in SEFL (See Note
H) to Borg Energi AB for $223,000. Due to the issuance of additional common stock to EIC for additional investments in the fourth quarter of 2003, the Company's ownership interest in SEFL was reduced to 32% and is subsequently accounted for using the equity method. The current investment in SEFL including equity investments, inter-company loans and unrepatriated retained earnings amounts to approximately $7.5 million.

EnergiSystem is currently involved in litigation with Navarme Sverige AB in Sweden. If Navarme Sverige AB prevails in such litigation, SEFL's investment in EnergiSystem and the Company's investment in SEFL could be affected in a material adverse manner. From time to time, Lantbrukskredit ("LBK"), the lender to SEFL and EnergiSystem has alleged defaults under its loan to such entities. SEFL and EnergiSystem have both disputed LBK's assertions. If defaults occur and LBK accelerates its loans to SEFL and/or EnergiSystem, LBK's loans to SEFL and/or EnergiSystem were in default SEFL's investment in EnergiSystem AB and the Company's investment in SEFL may be adversely affected in a materially adverse manner.

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

NOTE D -- RESTRICTED CASH AND RATE INCENTIVE LIABILITY

USEB has ten operating projects in Illinois, which are receiving an incentive for each kilowatt-hour of electricity sold to the local utility. In accordance with the incentive program, the utility has contracted with each project to purchase electricity for an amount in excess of the utilities' avoided cost (what it would otherwise pay for the generation of electricity) for a period of ten years. In turn, the utility receives a tax credit from the State of Illinois ("the State") equaling the amount of that excess. USEB is obligated to repay the incentive to the State beginning ten years from the date the incentive is first received, over the following ten-year period, without interest.

USEB is accounting for this incentive in a manner similar to an original issue discount whereby the amount to be repaid in the future is discounted to its net present value and the discount is amortized (as interest expense) over the ten-year period until repayment begins. The amount of power generation income recognized each period is equal to the avoided cost rate plus the difference between the gross incentive and the net present value of the gross incentive.

USEB is required by certain lenders to escrow funds monthly for repayment of the incentive with respect to eight of the ten facilities. The escrow account is classified as restricted cash. The amount deposited into escrow monthly contemplates an annual return sufficient to fund the full incentive as it becomes due. One lender requires a quarterly adjustment for actual returns.

This unamortized discount and the liability are shown net on the consolidated balance sheet as Rate incentive liability.

Additionally, USEB is required to hold restricted cash in connection with its long-term debt facilities.

The Company also has Restricted Cash of $947,000 related to its obligations for Series C and Series D Preferred Stock dividends.

NOTE E -- TRANSACTIONS WITH AFFILIATES:

USEB is a general partner in alternative energy and equipment finance transactions with related limited partnerships and collects management fees from the partnerships. Fees earned from such general partner undertakings amount to $401,580 for the year ended December 31, 2003 and to $140,000 for the year ended December 31, 2002. The amounts due from these affiliates included in Accounts receivable at December 31, 2003 and 2002 total $311,000 and $90,000.

Prior to 2001, Zapco sold 12% of its rights to cash flows from six power generation projects and 9.6% of its rights to cash flows from two additional projects to ZFC Royalty Partners ("ZRP"). These sales of rights are an obligation payable out of cash flows achieved by the projects. The cash flow payments are subordinate to the required debt service for the projects, even though the cash flows are calculated without regard to debt payments. For the year ended December 31, 2003 and 2002 royalty expense was $136,000 and the full amount remained payable at December 31, 2003. Approximately 31% of the amounts payable to ZRP revert back to Biogas and decrease its equity investment in ZRP. The balance of the ZRP ownership interest was purchased by U.S. Energy Systems, Inc. effective as of the date of the Zapco merger May 11, 2001.

SEFL loaned $40,313,000 (417,360,000 SEK) convertible debentures to EnergiSystem as of December 31, 2002 through a subscription to convertible debentures. The convertible debentures accrue interest at an interest rate of 2.98% plus an inflationary premium adjusted from 2002 to 2003, thereafter the interest rate shall increase to 5.98% plus an inflationary premium. Principal repayments shall commence on February 20, 2012. The convertible debentures can be converted to EnergiSystem i Sverige AB equity at the discretion of the SEFL (10% holding on full conversion).

SEFL loaned to EnergiSystem $11,137,000 (115,300,000 SEK) in March 2002. The loan bears interest at a fixed rate of interest of 10% plus an inflationary premium. EnergiSystem shall be entitled to postpone the payment of interest or principal if on the interest payment date or repayment date EnergiSystem does not have sufficient funds until the next payment date or as soon as it is able to pay. Interest shall accrue at the above mentioned rate in the event of a postponement. Refer to Note T.

SEFL held a call option to acquire 90% of the outstanding shares of EnergiSystem which it exercised in December 2003.

NOTE F -- INSTALLMENT SALE PARTNERSHIP AND INTEREST RECEIVABLE

Installment sale partnership and interest receivable at December 31, 2003 consisted of the following:

                                                                   IN THOUSANDS
                                                        Interest     Current      Long-Term
                                                          Rate       Portion       Portion
Installment Note Receivable for 1999 Sale of              9.47%      $  1,091      $  6,221
   Gasco Interests Secured by the Interests

Fixed Installment Note Receivable for 2001 Sale           6.00%           481         1,335
   of Gasco Interests Secured by the Interests

Contingent Installment Note Receivable for 2001           6.00%           719         4,898
   Sale of Gasco Interests Secured by the
   Interests

Notes Receivable for Sale of Barre, MA                   10.00%            10           535
   Project's Gas Collection System and Related
   Assets, Secured by Assets
Loan to SEFL                                              4.92%            --         1,247
                                                                     --------      --------
                                                                     $  2,300      $ 14,234
Interest Receivable                                                       378            --
                                                                     --------      --------
                                                                     $  2,678      $ 14,234
                                                                     ========      ========

A comparable breakdown as at December 31, 2002 is as follows:

Installment sale partnership and interest receivable at December 31, 2002 consisted of the following:

                                                               IN THOUSANDS
                                                   -------------------------------------
                                                   Interest       Current      Long-Term
                                                     Rate         Portion       Portion
                                                   --------       --------      --------
Installment Note Receivable for 1999 Sale of           9.47%      $  1,630      $  7,115
   Gasco Interests Secured by the Interests

Fixed Installment Note Receivable for 2001 Sale        6.00%           427         1,842
   of Gasco Interests Secured by the Interests

Contingent Installment Note Receivable for 2001        6.00%           613         5,453
   Sale of Gasco Interests Secured by the
   Interests

Notes Receivable for Sale of Barre, MA                10.00%            10           535
   Project's Gas Collection System and Related
   Assets, Secured by Assets

Convertible Debentures to EnergiSystem                 5.65%            --        40,313

Subordinated Loan to EnergiSystem                     12.67%            --        11,137
                                                                  --------      --------
                                                                  $  2,680      $ 66,395
Interest Receivable                                                  1,741            --
                                                                  --------      --------
                                                                  $  4,421      $ 66,395
                                                                  ========      ========

A Gasco project is a project level entity (normally a limited partnership for which Biogas or a Biogas subsidiary normally serves as general partner), which collects and sells biogas to an affiliated project level entity (a "Genco"), which uses the biogas to generate electricity.

Zapco sold its limited partnership interests in several Gasco's during December 1999 to a current stockholder of the Company. The total sales price was approximately $22,000,000 including interest imputed at 9.47%. A down payment of approximately $4,285,000 was received in 1999. The balance of the sales proceeds will be received based on the actual gas production of the projects over six years. A gain on this sale of $49,000, $182,000 and $201,000 was recognized in 2003, 2002 and 2001, respectively. The balance of deferred revenue of $2,585,000 on December 31, 2003 remains to be recognized over the remaining five years. Zapco recognized the full amount of the gain on this transaction on its 1999 tax return. However, for financial statement purposes, and in accordance with accounting principles generally accepted in the United States of America, the sale is being treated as an installment sale with the gain being recognized over the term of the note receivable as payments are received.

In 2001, Zapco sold limited partnership interests in three other Gasco entities. The purchaser was AJG Financial Services. The total purchase price was approximately $12,300,000 including interest and consisted of a down payment of $1,000,000 and two long-term notes receivable; one calling for fixed quarterly payments of $145,000 and the other calling for contingent quarterly payments based on actual gas production. Both bear interest at 6% per annum. Gains of $174,000, $145,000 and $204,000 were recognized on the contingent note in 2003, 2002 and 2001, respectively. Consistent with accounting principles generally accepted in the United States for this transaction, the remaining deferred gain of $3,238,000 for 2003 relates to the contingent note and will be recognized over the remaining five years as payments are received.

In 1994 Zapco sold its interests in Biomass Energy Partners to ZRP Royalty Partners the resulting gain on sale is being amortized until December 31, 2007. $289,000 remained for December 31, 2003.

NOTE G -- PROPERTY, PLANT AND EQUIPMENT

Consolidated property, plant and equipment consist of the following at December 31, 2003 and 2002:

                   (in thousands)                         2003           2002
                                                          ----           ----
Land .............................................      $     98       $     98
Power Plants, Distribution and Transportation ....        64,048         65,442
,Equipment .......................................           468            547
Leasehold Improvements ...........................             7             38
Office Equipment and Furnishings .................           655            455
Vehicles .........................................           203            181
                                                        -----------------------
                                                        $ 65,479       $ 66,761
Less Accumulated Depreciation ....................       (21,750)       (20,426)
                                                        -----------------------
                                                        $ 43,729       $ 46,335
                                                        =======================

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

For the years ended December 31, 2003, 2002 and 2001, Plymouth Envirosystems Inc. provided gains of $72,000, $77,000 and $50,000, respectively.

      (2) Lehi Envirosystems, Inc. In 1997, our wholly-owned subsidiary, Lehi Envirosystems, Inc. ("LEHI"), acquired a 50% equity interest in Lehi Independent Power Associates ("LIPA"), which owns a cogeneration facility in Lehi, Utah (the "Lehi Facility") and the underlying real estate. The Lehi Facility has been dormant since 1990. In the first quarter of 2002, the Company recorded an expense to income equal to the carrying value of the investment of $830,000 due to the lack of development opportunities at the site given current market conditions. For the year ended December 31, 2003, 2002 and 2001, LEHI provided (losses)/gains of $(7,700), $(18,000) and $(16,000), respectively.

      (3) Castlebridge Partners, LLC. On August 23, 2000, we issued 568,750 shares of our common stock to Castlebridge Partners LLC in exchange for an approximate 25% voting interest in Castlebridge, a capital markets and insurance consulting firm that focuses on commodity derivative markets. Castlebridge is a risk management firm specializing in risk management services for the energy and commodities industries.

As of December 31, 2002, our ownership interest in Castlebridge was restructured into a preferred interest with a liquidation preference of $1.7 million and an annual cumulative dividend of 5% with a preferred interest. We also received a distribution of 268,750 of our shares held by Castlebridge which is accounted for as treasury stock.

The market for risk management services for the energy industry deteriorated significantly during 2002 in connection with lower market power prices and reduced electricity trading activities among the large independent power producers and other companies involved in electricity trading. As a result of the deteriorating outlook, the Company has recognized an impairment equal to the carrying value of the investment after performing a discounted cash flow value analysis using a risk adjusted rate commensurate with the specific business characteristics and potential business opportunities in the energy trading and commodities markets. During 2002, the Company reduced the valuation of the investment in this entity by $1.7 million, equal to the carrying value. In 2003, Castlebridge sold its assets (which were de minimus) to an entity owned by two employees of Castlebridge (who are not affiliated with the Company) in consideration for such entity's assumption of Castlebridge's liabilities. Subsequently, Castlebridge was dissolved effective December 31, 2003.

      (4) Marathon Capital LLC ("Marathon"). In 2000, the Company issued 200,000 shares of its common stock to acquire an interest in Marathon. We own preferred stock in Marathon, yielding a 9% annual dividend and convertible into a 31% common interest in Marathon. Marathon specializes in arranging financing for energy projects.

The financing market for energy projects deteriorated significantly during 2002 and few transactions took place due to recurring credit issues in the sector, both among lenders and borrowers. In connection with the deteriorating market for energy project financials, US Energy Systems reduced the investment in Marathon by $1.01 million, equal to the carrying value. In September 2003 we sold our interest in Marathon for $100,000.

      (5) USE GEO Acquisition LLC (USE GEO). This district energy project has been under development since 1996. If during 2003 we owned a majority of one class and Marathon Energy LLC, an affiliate of Marathon Capital, LLC, which in turn is an affiliate of the Company, held all of the other interests in USE GEO, which were subordinated to our interests and pay no dividends.

Limited progress in the development of the project was achieved in 2002. Accordingly, on December 31, 2002 the Company recorded an expense equal to the carrying value of our investment in this entity of $2.5million. USE Geo Acquisition was dissolved effective December 31, 2003.

      (6) Scandinavian Energy Finance, Limited / EnergiSystem i Sverige AB
(SEFL) In November 2002, 1,400 convertible debentures were converted into 1,400 EnergiSystem equity shares at a value of $5,085,000. The Company deconsolidated SEFL in 2003. The Company's investment in SEFL amounts to $6.3 million at December 31, 2003.

Our total investments, including joint ventures, as of December 31, 2003 and 2002 are as follows:

                                            (Dollars in thousands)
                                     December 31, 2003   December 31, 2002
                                     -----------------   -----------------
    Holdings of SEFL .............                  --            $  5,085
    Investment in SEFL ...........               6,336                  --
    LEHI and Plymouth Cogeneration                 347                 505
    ZFC Royalty Partners .........                 920                 920
    Various Holdings of USE Biogas                 648               1,103
                                              --------            --------
    Total Investments ............            $  8,251            $  7,613
                                              ========            ========

NOTE I -- NOTES PAYABLE AND LONG-TERM DEBT

As of December 31, 2003, the Company's debt was as follows:

--------------------------------------------------------------------------------------------------------------------------
($'s in 000's)                                     LT                       Interest
Issuer/Lender                      Current       Balance      Maturity        Rate             Security          DSCR (1)
------------------------------    ----------    ----------    ---------     ---------    ----------------------  ---------
Debt
  J. Hancock - Series A             $3,098       $30,413         2014         9.47%         Project Assets(3)    1.25 TFQ
  J. Hancock - Series A (2)            196         2,578         2014         9.37%         Project Assets(3)    1.25 TFQ
  J. Hancock - Series B                266         8,841         2014   Libor +2.39         Project Assets(3)    1.25 TFQ
  ABB Energy                         1,185         5,938         2011        10.08%         Project Assets(3)    1.25 TFQ
  AJG Financial Services               183         6,057           --            --         Project Assets(3)    1.25 TFQ
                                    ------       -------
Total Debt                          $4,928       $53,827
                                    ------       -------

Total Notes Payable -
Stockholder                            688        10,641
                                    ------       -------
Total                               $5,616       $64,468
                                    ======       =======

(1) Trailing four quarters; minimum debt service coverage ratio (DSCR) required for cash distributions.

(2) This shareholder loan to certain of Biogas project subsidiaries (Non-recourse to the Company and Biogas) is past due. The Company is seeking to refinance this loan.

(3)   Scheduled to be paid in April 2003.

(4)   No recourse to the Company.

The Company expects that its obligation for the next five years and for the period thereafter is:

                           (Dollars in thousands)
                 Year                            Debt Schedule
                 -------------                   --------------
                 2004                               $ 5,616
                 2005                                 5,784
                 2006                                 6,369
                 2007                                 6,683
                 2008                                11,989
                 Thereafter                          28,027
                                                    -------
                 Total                              $64,468
                                                    =======

NOTE J -- INCOME TAXES

The provisions (benefits) for income taxes is as follows:

                            (Dollars in thousands)
   ----------------------------------------------------------------------
                                       2003          2002            2001
                                   ----------------------         -------

   Current
                                   $     --      $     --         $    --
   Deferred                            (356)       (7,297)            295
                                   --------      --------         -------
   Total                               (356)       (7,297)            295
                                   ========      ========         =======

The provision (benefit) for income taxes differs from the Federal statutory rate for the following reasons:

                             (Dollars in thousands)
  ---------------------------------------------------------------------------
                                                   2003       2002       2001
                                                -------    -------    -------

  Provision (Benefit) at Statutory Rate            (906)   $(8,262)     1,502
     Non-deductible Expenses                        362         --         --
     Impact of Valuation Allowance                  201         --         --
     Other                                          (13)       134     (1,207)
  --------------------------------------------  ------------------    -------
  Actual Provision (Benefit) for Income Taxes      (356)   $(7,297)   $   295
  ===========================================================================

Provisions have been made for deferred taxes based on differences between the financial statements and the tax basis of assets and liabilities using currently enacted rates and regulations. The components of the net deferred tax assets and liabilities are as follows:

                                (Dollars in thousands)
           ---------------------------------------------------------
                                                    2003        2002
                                                --------    --------

           Deferred Tax Assets:
                 NOL and Credit Carry Forward   $ 20,000    $ 19,217
                 Property, Plant & Equipment       3,115       2,517
                 Deferred Revenue                  2,445       2,561
                 Other                                --         401
           Deferred Tax Liabilities:
              Others                                  --        (172)
              Rate Income Differential            (7,282)     (6,119)
              Investments                             --      (1.739)
              Valuation Allowance                 (6,466)     (5,380)
                                                --------    --------

           Totals                               $ 11,812    $ 11,286
                                                ========    ========

At December 31, 2003 the Company had an aggregate of $43.0 million of operating loss carry forward and approximately $6.6 million of capital loss carry forwards. These net operating loss carry forwards expire in varying amounts through the year 2023.

NOTE K -- STOCKHOLDERS' EQUITY

Preferred Stock, Series A and D. On March 23, 1998, we issued 250,000 shares of our Series A convertible preferred stock ("Series A Preferred"), par value $0.01 per share, for $2,250,000 ($9.00 per share).

We granted an option to Energy Systems Investors, LLC ("ESI"), an entity controlled by Lawrence Schneider and Henry Schneider, two of our executive officers. The option was for the purchase of 888,888 shares of Series A Preferred at $9.00 per share ($8,000,000). The expiration date for the option was extended by one year to August 26, 2000, in consideration for ESI exercising a portion of the option and acquiring 27,778 shares for $250,000 on June 14, 1999.

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

As of December 31, 2003, we had warrants outstanding for the purchase of our common stock as follows:

           Shares         Exercise Price     Expiration Date
        --------------    ---------------    -----------------

              366,666         $6.00          May 1, 2006
               22,426         $8.00          January 1, 2004
            1,500,000         $4.00          July 30, 2005

There has been no change in the warrants in fiscal 2003, 2002 and 2001.

      1996 Stock Option Plan. The 1996 Stock Option Plan (the "1996 Plan") provided for the granting of nonstatutory options to purchase up to 1,000,000 shares of common stock to our officers, employees, directors and consultants. The 1996 Plan was administered by a committee appointed by the Board of Directors which, within the limitation of the 1996 Plan, determined the persons to whom options will be granted, the number of shares to be covered by each option, the duration and rate of exercise of each option, the exercise price and manner of exercise, and the time, manner and form of payment upon exercise of an option. Options granted under the 1996 Plan may not be granted at a price less than the fair value of the common stock, as determined by the committee on the date of grant, and expire not more than ten years from the date of grant.

      1997 Stock Option Plan. The 1997 Stock Option Plan (the "1997 Plan") provides for the granting of nonstatutory options to purchase up to 1,000,000 shares of common stock to our officers, employees, directors and consultants. The 1997 Plan has substantially the same terms and provisions as the 1996 Plan.

      1998 Executive Incentive Compensation Plan. In August 1998, we adopted the 1998 Executive Incentive Compensation Plan (the "1998 Plan"). The 1998 Plan provides for the granting of stock options, stock appreciation rights, restricted stock, deferred stock and other stock related awards and incentive awards that may be settled in cash, stock or property. The 1998 Plan is superseded the 1997 Plan and the 1996 Plan (the "Pre-Existing Plans"). Under the 1998 Plan, 1,500,000 shares of common stock may be subject to granting of awards, plus the number of shares with respect to shares previously granted under the Preexisting Plans that terminate without being exercised, and the number of shares that are surrendered in payment of any awards or tax withholding requirements.

The 1998 Plan is administered by a committee designated by the Board of Directors consisting of not less than two outside, nonemployee directors. The committee is authorized to select to whom awards will be granted, determine type and number of awards to be granted and the number of shares of common stock to which awards will relate and specify times at which awards will be exercisable or settleable.

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

In conjunction with the ZAPCO purchase in 2001, an adjustment in December 2003, provided in the contract was made. This resulted in adjusting Goodwill by $1.5 million which is comprised of a cash payment of $1.1 million, common shares totaling 59,813 and 2,667 shares of Series C perferred stock. These shares are reflected as treasury stock on the financial statements at a value of $399,000.

During the calendar year 2002, options to acquire 200,000 shares of common stock were issued under the 2000 Plan. There were no options granted in the year 2003.

Stock option activity is summarized as follows:

---------------------------------------------------------------------------------------------------------------------------
                                                    Year Ended                Year Ended                 Year Ended
                                                 December 31, 2003         December 31, 2002          December 31, 2001

                                                                        ------------------------   ------------------------
                                                            Weighted                   Weighted                  Weighted
                                                            Average                    Average                   Average
                                                            Exercise                   Exercise                  Exercise
                                               Shares        Price        Shares        Price        Shares       Price
                                                                        ----------    ----------   ----------   ----------
Options Outstanding at Beginning of Year .    6,714,425    $     3.84    6,915,425    $     3.90    6,507,675   $     3.39
Granted ..................................           --            --      200,000          4.00    1,282,000         5.83
Cancelled ................................     (645,500)         3.33     (280,000)         5.67     (118,000)        4.44
Exercised ................................           --            --     (121,000)         2.46     (756,250)        2.36
                                             ----------    ----------   ----------    ----------   ----------   ----------
Options Outstanding at End of Year .......    6,068,925          3.89    6,714,425          3.84    6,915,425         3.90
Options Exercisable at End of Year .......    6,068,925          3.89    6,714,425          3.84    6,905,425         3.90
                                             ==========    ==========   ==========    ==========   ==========   ==========


                            Stock Option Activity -- Year Ended December 31, 2003
            ------------------------------------------------------------------------------------------
                                   Options Outstanding                          Options Exercisable
            ----------------    --------------------------    ------------    ------------------------
                                                               Weighted
                                               Weighted         Average                    Weighted
                                               Average         Remaining                   Average
               Range of                        Exercise         Life in                    Exercise
            Exercise Price        Shares         Price           Years         Shares        Price
            ----------------    -----------  -------------    ------------   ---------   ------------
            $2.00 - $2.50          351,000      $2.41             3.9           351,000      $2.41
            $2.875 - $3.00       2,089,925       2.97             4.7         2,089,925       2.97
            $3.25 - $3.875          40,000       3.63             6.4            40,000       3.63
            $4.00 - $5.00        2,668,000       4.14             6.6         2,668,000       4.14
            $6.00 - $7.00          920,000       5.88             7.4           920,000       5.88
                                ----------                                   ----------
                                 6,068,925                                    6,068,925
                                ==========                                   ==========

The weighted average fair value of options at date of grant for grants during the year ended December 31, 2002 was $0.78. The fair value of the options at date of grant was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

         ----------------------------------------------------------
                                                    For the year
                                                       ended
                                                 December 31, 2002
         ----------------------------------------------------------
         Risk-free Interest Rates..............         3.91%
         ----------------------------------------------------------
         Expected Option Life in Years.........        10.00
         ----------------------------------------------------------
         Expected Stock Price Volatility.......         0.76
         ----------------------------------------------------------
         Expected Dividend Yield                        0.00%
         ----------------------------------------------------------

There were no options granted in 2003.

Had the Company elected to recognize compensation cost based on the fair value of the options at the date of grant as prescribed by SFAS 123, pro forma net profit or (loss) applicable to common stock during the years ended December 31, 2002 would have been net loss of $(16,054,000).

NOTE L -- COMMITMENTS AND CONTINGENCIES

On May 14, 2002, the Company entered into a termination agreement with Mr. Bernard Zahren respective of his employment agreement and the commencement of a consulting agreement with an affiliate of Mr. Zahren. Under the terms of the termination agreement, Mr. Zahren resigned as Chief Executive Officer and Director of the Company. Under the terms of the consulting agreement, the consultant will receive quarterly payments of $48,000 ($384,000 in total) as a consultant of the Company through December 2004.

The Company and its subsidiaries lease various office spaces, including the corporate headquarters located in White Plains, New York, under operating leases which expire on various dates. These lease commitments for the next five years are:

                   Year                              Commitments
                   ---------------               ----------------
                   2004                               $  382,507
                   2005                                  354,048
                   2006                                  221,754
                   2007                                  176,754
                   2008                                   51,098
                                                      ----------

                   Total                              $1,186,160
                                                      ==========

Lease expenses for 2003, 2002 and 2001 were $321,000, $402,000 and $266,000 respectively.

NOTE M -- RETIREMENT AND PROFIT SHARING PLAN:

In Fiscal year 2002, the Company took over trusteeship of the Biogas 401(k) and extended the benefits to all employees of the Company and all subsidiaries covering all full time employees with one year of service with US Energy Systems Corporate. The employees may defer up to 15% of their salaries up to the maximum contribution allowed under the Internal Revenue Code. The Company has elected to match contributions up to 3% per employee. For the year ended December 31, 2003, 2002 and 2001 the Company's total contribution was $82,139, $78,181 and $16,305, respectively.

NOTE N -- RELATED PARTY TRANSACTIONS

In fiscal year 2003, 2002 and 2001 certain legal costs were incurred by us and paid to an entity of which a member of our executive management was of counsel. The amounts paid were $59,727 in the year ended December 31, 2003, $126,845 in the year ended December 31, 2002 and $992,885 in the year ended December 31, 2001.

AJG GASCO TRANSACTION:

AJG Financial Services purchased all of the economic interests held by Biogas or its subsidiaries in four gas-operating projects located in Illinois and Wisconsin (including Morris, Countryside, Brown County East and Brown County
West), including the related Section 29 tax credits. The approximate $12.3 million purchase price paid by AJG Financial Services consisted of (i) $1 million in cash payable at closing, and (ii) a contingent promissory note with a principal amount of $11,150,000, bearing interest at the rate of 6% per annum, payable in quarterly installments of principal and interest. This note is contingent upon the amount of Btus of landfill gas produced by the acquired projects in each calendar quarter through March 31, 2008. AJG Financial Services will also fund the annual capital and operating expenses for the projects through December 31, 2007, up to $1 million in the aggregate. The obligations of AJG Financial Services under the transfer documents and the notes is secured by its granting BMC Energy a security interest in AJG Financial Services' ownership interests in the projects. Immediately after completing the USEB merger, AJG Financial Services and Cinergy Gasco completed the Cinergy Gasco transaction and the notes described below in the Cinergy Gasco transaction replaced the $11,150,000 note.

AJG GENCO TRANSACTION:

AJG Financial Services Inc. owns a 50% limited partnership interest in Illinois Electrical Generation Partners L.P. ("IEGP") and a 50% limited partnership interest in Illinois Electrical Generation Partners II L.P. ("IEGP") IEGP owns directly or indirectly three Biogas Projects and IEGP II owns directly or indirectly Biogas Projects.

AJG SUBORDINATED LOAN

In 2001, Zapco issued an unsecured, subordinated note to AJG in the principal amount of approximately $3,775,754 memorializing USEB's obligation to repay certain advances previously made to Zapco by AJG. The bore an interest rate of 9% and matured on May 1, 2007. On or about October 16, 2003 this note was amended and restated in the amount of $5,728,883 (to include accrued unpaid interest on the initial note and certain other obligations from USEB to AJG) under the amended and restated note. The interest rate was reduced from 9% to 5%, the maturity was extended to December 11, 2011 and the default section was modified to provide that if Biogas "Free Cash Flow" is insufficient to pay scheduled principal and interest payments no event of default will occur but rather such obligations will accrue.

CINERGY GASCO TRANSACTION:

Following the completion of the AJG Gasco transaction and the merger, Cinergy Gasco purchased all of the partnership and limited liability company interests and tax credits AJG Financial Services acquired from Zapco and BMC Energy in the AJG Gasco transaction. The purchase price was structured to provide Cinergy Gasco with an internal rate of return of approximately 20%. The approximate $12.3 million purchase price paid by Cinergy Gasco consisted of (i) $3.3 million cash paid at closing, and (ii) two promissory notes in the aggregate principal amount of $9.0 million, bearing interest at the rate of 6% per annum, payable in quarterly installments of principal and interest. A portion of the purchase price represented by the notes, approximately $6.3 million is contingent upon the amount of Btus of landfill gas produced by the acquired projects in each calendar quarter through March 31, 2008. In addition to paying the purchase price, Cinergy Gasco also assumed AJG Financial Services' obligation to fund the annual capital and operating expenses for the projects through December 31, 2007, up to $1 million in the aggregate. USEB and BMC Energy also have the right to have the promissory note payments made directly to them from Cinergy Gasco, through an assignment from AJG Financial Services. Cinergy Solutions Holding Company guaranteed Cinergy Gasco's obligations relating to the Cinergy Gasco transaction.

NOTE O -- BUSINESS OPERATIONS

As of December 31, 2003, the non-domestic operations of the Company were its Canadian holdings at USE Canada and Swedish investment through SEFL, an Irish holding Company. Certain key financial data related to the operations are reflected below:

                            U.S. Energy Systems, Inc.
                             Revenues and Net Income
                      For the Year Ended December 31, 2003
                             (Dollars in thousands)

Source of                       Geothermal                  USE
Revenue               Corp         LLC          USEB       Canada      Total
-------------------------------------------------------------------------------

  Energy                  --            --    $ 22,764          --   $ 20,048
  Management Fees   $    550            --       1,662          --      2,025
  Royalties               23            --          --          --         24
                    --------   -----------    --------    --------   --------

  Total Revenue     $    573            --    $ 24,426          --   $ 24,999
                    ========   ===========    ========    ========   ========

  Net Income        $  1,379   $        (8)   $   (729)   $  1,196   $  1,838
                    ========   ===========    ========    ========   ========

                            U.S. Energy Systems, Inc.
                             Revenues and Net Income
                      For the Year Ended December 31, 2002
                             (Dollars in thousands)

Source of                     Geothermal        US                               USE
Revenue             Corp          LLC         Enviro      SEFL       USEB       Canada     Total
---------------------------------------------------------------------------------------------------
  Energy                --    $     1,300          --         --   $ 20,048          --   $ 30,297
  Management Fees $    449             --          --         --      1,576          --      3,097
  Interest              --             --          --   $  3,453        326          --      3,779
  Royalties            249             --          --         --         --          --        249
  Other                 --             --    $  2,519         --         --          --      2,519
                  --------    -----------    --------   --------   --------    --------   --------

  Total Revenue   $    698    $     1,300    $  2,519   $  3,453   $ 21,950          --   $ 28,620
                  ========    ===========    ========   ========   ========    ========   ========

  Net Income      $(10,231)   $    (5,401)   $     56   $    507   $ (1,079)   $  1,209   $(16,148)
                  ========    ===========    ========   ========   ========    ========   ========

                           U.S. Energy Systems, Inc.
                            Revenues and Net Income
                      For the Year Ended December 31, 2001
                             (Dollars in thousands)

Source of Revenue        Corp         GEO   USEnviro        SEFL     Biogas     Canada      Total
--------------------------------------------------------------------------------------------------
  Energy                   --          --         --          --   $ 12,185         --   $ 23,435
  Management               --          --         --          --      1,046         --      1,550
  Fees
  Interest                 --          --         --          --      1,479         --      1,479
  Royalties                --          --         --          --        776         --        776
  Gains on Sale            --          --         --          --      2,361         --      2,361
    of Interests &
    Rights
  Recycle                  --          --   $  4,913          --         --         --      4,913
                     --------    --------   --------    --------   --------   --------   --------

  Total Revenues           --          --   $  4,913          --   $ 17,847         --   $ 22,760
                     ========    ========   ========    ========   ========   ========   ========

  Net Income         $ (1,375)   $  3,865   $   (180)         --   $  1,150   $  1,029   $  4,489
                     ========    ========   ========    ========   ========   ========   ========

NOTE P - Sale of Subsidiary

On June 30, 2002, the Company sold its shares of US Enviro to KGS Environmental LLC, an employee-led partnership for approximately $ 1.7 million, which included cash consideration and the assumption of debt. This sale resulted in net of tax loss of $ 1.6 million. The sale of US Enviro, a domestic provider of environmental services, including recycling and remediation, was part of the Company's previously announced strategy to divest or discontinue non-core operations.

The following pro forma combined revenue and net income is provided as if the sale of US Enviro had taken place effective January 1, 2002:

                             (Dollars in thousands)

                                                             As of        As of
                                                          December 31,   June 30,
                                                             2002          2002
                                                                                       Adjusted
                                                          U.S. Energy    US Enviro    U.S. Energy
Revenues                                                  $    28,620   $     2,519   $    26,101
                                                          =======================================

Net Income (Loss)                                         $   (16,148)  $        56   $   (16,204)
                                                          =======================================

Earnings per Share:

    Income (Loss) per Share Common - Basic                $     (1.39)  $      0.01   $     (1.38)
                                                          =======================================
    Income (Loss) per Share Common - Diluted              $     (1.39)  $      0.01   $     (1.38)
                                                          =======================================

Weighted Average Number of Shares Outstanding - Basic          12,186        12,080        12,186

Weighted Average Number of Shares Outstanding - Diluted        17,351        17,250        17,351

Effective June 30, 2003, the Company sold its 95% membership interest in US Energy Geothermal LLC to a subsidiary of Ormat Nevada, Inc. for approximately $1.0 million in cash. As part of such transaction the purchaser and Ormat Nevada, Inc. agreed to indemnify US Energy against certain potential liabilities of US Energy Geothermal LLC, the subsidiary which owned the Steamboat Geothermal Plant, including the pending lawsuit brought against US Energy Geothermal LLC by Geothermal Development Associates and Delphi Securities up to the amount of the purchase price.

The following pro forma combined revenue and net income as of September 30, 2003 is provided as if the sale of U.S. Energy Geothermal LLC had taken place effective January 1, 2003:

                                                                  As of              As of              As of
                                                                December 31,     June 30, 2003       December 31,
                                                                   2003                                  2003
                                                                                                        Adjusted
                                                                U.S. Energy        US Energy          U.S. Energy
                                                                                 Geothermal LLC
Revenues                                                         $  24,999          $     993          $  24,006
                                                                 =========          =========          =========

Net Income (Loss)                                                $   1,838          $      (8)         $   1,846
                                                                 =========          =========          =========

Earnings per Share:

    Income (Loss) per Share Common - Basic                              --                 --                 --
                                                                 =========          =========          =========
    Income (Loss) per Share Common - Diluted                            --                 --                 --
                                                                 =========          =========          =========

Weighted Average Number of Shares Outstanding - Basic               11,950             11,950             11,950

Weighted Average Number of Shares Outstanding - Diluted             17,115             17,115             17,115

NOTE Q -- MAJOR CUSTOMERS

During the year ended December 31, 2003, one of our operating units had one customer, the revenues of which exceeded 10% of the total revenue for the year. This unit sells energy to Commonwealth Edison. The total revenue earned for electricity delivered to Commonwealth Edison amounted to $8,866,000 for the year 2003.

During the years ended December 31, 2002 and 2001, the major customers revenues were $7,762,000 and $3,658,000, respectively except for discontinued operations.

NOTE R -- DISCONTINUED OPERATIONS

The Company decided to sell the USE Canada operation to the Countryside Fund. The closing date of the sale was April 8, 2004. The sale of USE Canada results in that entity becoming a discontinued operation. Assets and liabilities to be disposed of comprise the following as of December 31:

     ---------------------------------------------------------------------
                                              2003       2002       2001
                                              ----       ----       ----
     ---------------------------------------------------------------------
      Assets:

     ---------------------------------------------------------------------
      Cash                                  $    676   $  1,049   $    384
     ---------------------------------------------------------------------
      Accounts Receivable                      1,813      1,796      1,385
     ---------------------------------------------------------------------
      Other Current Assets                       833        842        645
     ---------------------------------------------------------------------
      Property Plant and Equipment            22,948     17,979     14,508
     ---------------------------------------------------------------------
      Deferred Tax Asset                       1,678      1,310      3,767
     ---------------------------------------------------------------------
      Other Assets                               232        160         --
     ---------------------------------------------------------------------
      Total Assets                          $ 28,180   $ 23,136   $ 20,689
     =====================================================================

     ---------------------------------------------------------------------
      Liabilities:

     ---------------------------------------------------------------------
      Current Portion of Long Term Debt     $  2,013   $    733        172
     ---------------------------------------------------------------------
      Accounts Payable and Other               2,316      3,841      3,464
     ---------------------------------------------------------------------
      Long Term Debt less current portion     17,416     13,662     13,681
     ---------------------------------------------------------------------
      Total Liabilities                     $ 21,745   $ 18,236   $ 17,317
     =====================================================================

These assets and liabilities are reflected on the Balance Sheet under the caption "Assets to be disposed of" and "Liabilities to be disposed of".

Total revenues for the year 2003, 2002, and 2001 were $12,689,000, $10,021,000, and $4,710,000. USE Canada was purchased by the Company on June 11, 2001.

The Company sold Geothermal, LLC on June 30, 2003. These assets and liabilities are reflected on the Balance Sheet under the caption "Assets to be disposed of" and "Liabilities to be disposed of".

       ------------------------------------------------------------
                                             2003     2002     2001
                                             ----     ----     ----
       ------------------------------------------------------------
       Assets:
       ------------------------------------------------------------
       Cash                                    --       63       73
       ------------------------------------------------------------
       Accounts Receivable                     --    4,319      294
       ------------------------------------------------------------
       Other Current Assets                    --       21       13
       ------------------------------------------------------------
       Property Plant and Equipment            --    1,154    5,946
       ------------------------------------------------------------
       Deferred Tax Asset                      --       --       --
       ------------------------------------------------------------
       Other Assets                            --       --       --
       ------------------------------------------------------------
       Total Assets                            --   $5,557   $6,326
       ============================================================

       ------------------------------------------------------------
       Liabilities:

       ------------------------------------------------------------
       Current Portion of Long Term Debt       --       --       --
       ------------------------------------------------------------
       Accounts Payable and Other              --      981    1,956
       ------------------------------------------------------------
       Long Term Debt less current portion     --       --       --
       ------------------------------------------------------------
       Total Liabilities                       --      981    1,956
       ============================================================

Total revenues for the year 2003, 2002, and 2001 were $996,000, $1,300,000 and $704,000.

NOTE S - ACCOUNTING CHANGES

The Company's accounting policy pertaining to the financial accounting of the Illinois rate incentives received by its Illinois-based biogas to energy projects was changed effective April 1, 2001. The change in tax accounting had no impact on consolidated cash flow. In addition, an adjustment was also made to the purchase accounting related to the acquisition of Biogas in 2001. As a result of that adjustment, a $1.7 million gain pertaining to the sale of certain interests in partnerships that own biogas collection facilities and a $2.3 million non-recurring fee received in connection with such sale were not recognized as revenue.

Following is a summary of the prior period adjustments made to the audited financial statements:

                              (dollars in thousands)
-----------------------------------------------------------------------------------
Balance Sheet:
-----------------------------------------------------------------------------------
                                      Deferred                Minority    Retained
                                      Tax Asset   Goodwill    Interest    Earnings
-----------------------------------------------------------------------------------
Year 2001                             $  (3,469)  $    (430)  $  (1,783)  $  (2,116)
-----------------------------------------------------------------------------------

Year 2002                                (4,809)       (430)     (2,396)     (2,843)
-----------------------------------------------------------------------------------

Year 2003                                (7,283)       (430)     (3,528)     (4,185)
-----------------------------------------------------------------------------------


                              (dollars in Thousands)
------------------------------------------------------------------------------------
Statements of Operation:

                                                  Minority    Income Tax     Net
                                      Revenues    Interest     Expense     Income
------------------------------------------------------------------------------------
Year 2001                             $  (4,015)  $   1,783   $     116   $  (2,116)
------------------------------------------------------------------------------------
Year 2002                                    --         613      (1,340)       (727)
------------------------------------------------------------------------------------
Year 2003                                    --       1,132      (2,474)     (1,342)
------------------------------------------------------------------------------------
Total                                    $(4015)  $   3,528   $  (3,698)  $  (4,185)
====================================================================================

NOTE T - BASIS OF PRESENTATION

As indicated in Note B the Company formed and invested in SEFL in 2002 together with EIC. The Company owned 51% in 2002 and during 2003 reduced its ownership to 32%. The Company consolidated SEFL in 2002. Due to the Company's reduced ownership, the investment in SEFL is being accounted for using the equity method in 2003. The deconsolidation of the SEFL Joint Venture had a significant affect on the Company's consolidated total assets. The income from the SEFL joint venture is reflected on the Consolidated Statements for the year ended December 31, 2003 under the caption "(Gain) from joint ventures". Due to the change in accounting of the reporting entity certain Balance Sheet accounts were reduced as follows:

                     Notes Receivable                       $52,726
                     Long-term debt                          45,398
                     Minority interest liability              5,944

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           U.S. ENERGY SYSTEMS, INC.
By:

             /s/ GORAN MORNHED                    April 14, 2004
    --------------------------------------
               Goran Mornhed,
   President and Chief Executive Officer


          /s/ THOMAS J. NOONAN                    April 14, 2004
    --------------------------------------
              Thomas J. Noonan
        Chief Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             /s/ STEPHEN BROWN                    April 14, 2004
    -------------------------------------
                 Stephen Brown,
                   Director


              /s/ EVAN EVANS                     April 14, 2004
    -------------------------------------
                  Evan Evans,
                  Director


             /s/ CARL GREENE                     April 14, 2004
    -------------------------------------
                 Carl Greene,
                   Director


                                                 April 14, 2004
    -------------------------------------
              Stephen Harkness,
                  Director


                                                 April 14, 2004
    -------------------------------------
                Kenneth Leung,
                  Director


             /s/ IRVING LEVINE                   April 14, 2004
    -------------------------------------
                 Irving Levine,
                   Director

           /s/ GORAN MORNHED                     April 14, 2004
    -------------------------------------
               Goran Mornhed,
  President and Chief Executive Officer
              and Director


         /s/ THOMAS J. NOONAN                    April 14, 2004
    -------------------------------------
             Thomas J. Noonan,
       Chief Accounting Officer


       /s/ LAWRENCE I. SCHNEIDER                 April 14, 2004
    -------------------------------------
           Lawrence I. Schneider,
    Chairman of the Board of Directors


                                                 April 14, 2004
    -------------------------------------
              Mark Strauch,
                Director