Form 10-K/A
period 2003-12-31
U S ENERGY SYSTEMS INC
filed 2004-04-19
CIK 351917

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------


                                   FORM 10-K/A
                                 AMENDMENT NO. 1


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

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes |_| No |X|


      The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference last sales price of the Common Stock as of June 30, 2003 (i.e. $1.40 per share) was approximately $16,647,000.

      As of March 26, 2004, the number of outstanding shares of the registrant's Common Stock was 11,890,711.


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
security holders
-----------------------------------------------------------------------------------------------
Total                            6,068,925               $3.89/share        Less than 5,500,000
-----------------------------------------------------------------------------------------------

ITEM 6. SELECTED FINANCIAL DATA


(dollars in thousands)
===================================================================================================================
                                          Year 2003      Year 2002      Year 2001      Year ended       Year ended
                                                                                    Jan. 31, 2000    Jan. 31, 1999
===================================================================================================================
  Total assets                             $172,041       $219,008       $187,610         $14,354          $14,171
-------------------------------------------------------------------------------------------------------------------
  Long-Term Debt                             53,827         98,030         57,005             384              396
-------------------------------------------------------------------------------------------------------------------
  Common Stockholder's Equity                39,085         38,754         45,865          10,491           11,010
-------------------------------------------------------------------------------------------------------------------
  Revenues                                   24,999         28,620         22,760           4,195            2,233
-------------------------------------------------------------------------------------------------------------------
  Income (Loss) from operations               5,035         (5,710)         4,772            (609)          (1,093)
-------------------------------------------------------------------------------------------------------------------
  Income (Loss) Applicable to Common Stock    1,009        (16,979)         3,378            (743)          (1,078)
-------------------------------------------------------------------------------------------------------------------
Basic Earnings per Common Stock                0.08          (1.39)          0.35           (1.05)           (0.14)
-------------------------------------------------------------------------------------------------------------------
Diluted Earnings per Common Stock              0.11          (1.39)          0.27           (1.05)             N/A
-------------------------------------------------------------------------------------------------------------------


In reviewing the above table the following should be taken into consideration:

      A. USE Canada was acquired in June 2001 and became a discontinued operation on December 31, 2003 in connection with its anticipated purchase by the Countryside Fund.

      B.    USE Biogas was acquired in May 2001.


      C. SEFL was incorporated in 2002 and was included in our consolidated operating results since March 2002. The company's ownership was reduced from 51% to 32% in 2003 and is accounted for by the equity method commencing January 1, 2003.


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

The following is a breakdown of selected categorized costs for Fiscal 2003, 2002, and 2001:


=============================================================================================================
                                                                  Fiscal 2003     Fiscal 2002    Fiscal 2001
-------------------------------------------------------------------------------------------------------------
Revenues                                                              $24,999         $28,620        $22,760
-------------------------------------------------------------------------------------------------------------
Operating Expense                                                     $10,964         $14,842        $ 9,895
Operating, General and Administrative, Non-Recurring                                    3,684
General and Administrative Expenses
     Salaries and Consulting Fees                                       3,336           4,964          2,103
     Legal and Professional Fees                                          722             660            436
     Corporate Insurance                                                  623             789            397
     Corporate Expenses                                                   572             371            357
     Other General and Amortization                                       665           3,174            675
Depreciation and Amortization                                           3,874           5,906          4,208
=============================================================================================================
         Total Expenses*                                              $20,756         $34,390        $18,071
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
===============================================================================================

*     Excludes (gain) from Joint Ventures

REVENUES:


The Company's 2003 fiscal year revenues were $24,999,000 a decrease of $3,621,000 or12.6% compared with fiscal year 2002 revenues of $28,620,000 after net of accounting for USE Canada and USE Geothermal as discontinued operations. The principal reason for the decrease is that for 2003 SEFL, was de-consolidated in the financial statements and accounted for using the equity method as disclosed in Note B to the financial statements. In 2002, revenues from SEFL were $3,453,000.


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

Interest Income and Expense:


Interest income increased to $1,648,000 in Fiscal 2002 from $909,000 in Fiscal 2001 an increase of 81.3% as a result of higher cash balances and the receipt of interest on notes receivable not in effect in the full prior period. Dividends paid on preferred stock decreased by $280,000, from $1,111,000 in Fiscal 2001 to $831,000 in fiscal 2002, as a result of the reduced dividend rates.


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


(Dollars in thousands)
======================================================================================================
                                               Less than                                     More than
                                  Total          1 year         1-3 years      4-5 years       5 years
======================================================================================================
Long-Term Debt Obligations        70,084          5,616           18,836         17,421        28,211
Operating Lease Obligations        1,186            383              752             51            --
Rate Incentive Liability          39,818             --               --             --        39,818
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

Our consolidated working capital (including $17,703,000 of restricted cash at December 31, 2003) increased to $ 23,850,000 at December 31, 2003 from $ 6,882,000 at December 31, 2002 due primarily to increased restricted cash and a reduction in short term debt.


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


During the year ended December 31, 2002, cash flow of $39,987,000 from financing activities and $5,262,000 of operating funds were used to fund $55,104,000 of investing activities.

Cash flow from operating activities during the year ended December 31, 2002 decreased $3,466,000 after accounting for the effect of the non-recurring non-cash effecting charges recorded by the Company as compared with $8,728,000 during the year ended December 31, 2001. The Company used its unrestricted cash during 2002 to launch SEFL, reduce overall headcount of employees and fund daily operations.


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

We believe that our current and anticipated cash flow from operations and assets sales from the financing sources and transactions described herein will be sufficient to meet our anticipated cash requirements for the next twelve months; however, there can be no assurance in this regard. As of December 31, 2003 we had approximately $3.2 million unrestricted cash available. As a closing of the Countryside Fund we have in excess of $20 million unrestricted cash available. If we are unable to generate cash flows from operations to fund our working capital needs, we would be required to obtain additional stock to fluctuate substantially in the future for reasons related and unrelated to our performance. The current market price may not be indicative of future market prices.

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

SUPPLEMENTARY FINANCIAL INFORMATION


2003 (dollars in thousands except per share amounts)
====================================================================================================================
                                           First Quarter      Second Quarter       Third Quarter     Fourth Quarter
====================================================================================================================
  Operating Revenues*                             $5,883              $6,207              $6,390             $6,519
--------------------------------------------------------------------------------------------------------------------
  Operating Income                                 1,657               1,121                 741              1,516
--------------------------------------------------------------------------------------------------------------------
  Net income for Common Stock                        143               1,370                 315               (819)
--------------------------------------------------------------------------------------------------------------------
  Basic Earnings per Common Stock                   0.01                0.11                0.03              (0.07)
--------------------------------------------------------------------------------------------------------------------
  Diluted Earnings per Common Stock                 0.01                0.08                0.02              (0.07)
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

Kostin, Ruffkess & Company, LLC
Farmington, Connecticut

/s/ Kostin, Ruffkess & Company, LLC

April 8, 2004

                    U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)


------------------------------------------------------------------------------------------------------
ASSETS                                                                    DECEMBER 31,    DECEMBER 31,
                                                                                  2003            2002
------------------------------------------------------------------------------------------------------
Current Assets:
------------------------------------------------------------------------------------------------------
   Cash ..............................................................        $  3,210        $  1,856
------------------------------------------------------------------------------------------------------
   Restricted Cash ...................................................          17,703          13,247
------------------------------------------------------------------------------------------------------
   Accounts  Receivable  (less allowance for doubtful  accounts $1,200
   and $1,313 in 2003 and 2002 respectively) .........................           9,105           7,792
------------------------------------------------------------------------------------------------------
   Installments  Sale  Partnership  Interest and Interest  Receivable,
   Current Portion ...................................................           2,678           4,421
------------------------------------------------------------------------------------------------------
   Other Current Assets ..............................................           3,664           1,476
------------------------------------------------------------------------------------------------------
       Total Current Assets, Net .....................................          36,360          28,792
------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------
Property, Plant and Equipment, Net ...................................          43,729          46,335
------------------------------------------------------------------------------------------------------
Construction in Progress .............................................             595           3,076
------------------------------------------------------------------------------------------------------
Installment Sale Partnership Interest, less Current Portion ..........          12,987          14,945
------------------------------------------------------------------------------------------------------
Notes Receivable .....................................................           1,247          51,450
------------------------------------------------------------------------------------------------------
Investments ..........................................................           8,251           7,613
------------------------------------------------------------------------------------------------------
Deferred  Costs,  including  Debt Issuance  Costs,  Net of Accumulated
Amortization .........................................................           2,405           2,745
------------------------------------------------------------------------------------------------------
Goodwill .............................................................          26,218          27,718
------------------------------------------------------------------------------------------------------
Deferred Tax Asset ...................................................          11,812          11,286
------------------------------------------------------------------------------------------------------
Other Assets .........................................................             257             411
------------------------------------------------------------------------------------------------------
Assets to be disposed of .............................................          28,180          24,637
------------------------------------------------------------------------------========================
       Total Assets ..................................................        $172,041        $219,008
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
------------------------------------------------------------------------------------------------------


                 See notes to consolidated financial statements
             which are an integral part of the financial statements

                    U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES

=================================================================================================================
STOCKHOLDERS' EQUITY                                                               DECEMBER 31,      DECEMBER 31,
                                                                                           2003              2002
=================================================================================================================
Preferred Stock, $.01 par Value, Authorized 10,000,000 Shares:
-----------------------------------------------------------------------------------------------------------------
   Series B, Cumulative, Convertible, Issued and Outstanding 368 Shares ......        $      --         $      --
-----------------------------------------------------------------------------------------------------------------
   Series C Cumulative,  Convertible,  Issued and  Outstanding  100,000 Shares                1                 1
-----------------------------------------------------------------------------------------------------------------
   Series D, Cumulative,  Convertible, Issued and Outstanding 1,138,888 Shares               11                11
-----------------------------------------------------------------------------------------------------------------

Common Stock, $.01 par Value, Authorized 50,000,000 Shares,
issued 12,333,974 ............................................................              123               123
-----------------------------------------------------------------------------------------------------------------
Treasury Stock, at Cost ......................................................           (2,204)           (1,805)
-----------------------------------------------------------------------------------------------------------------
Additional Paid-in Capital ...................................................           64,891            65,720
-----------------------------------------------------------------------------------------------------------------
Accumulated Deficit ..........................................................          (24,159)          (25,997)
-----------------------------------------------------------------------------------------------------------------
Foreign Currency Translation Adjustment ......................................              422               701
-----------------------------------------------------------------------------------------------------------------
         Common Stockholders' Equity .........................................           39,085            38,754
-----------------------------------------------------------------------------------------------------------------
         Total Liabilities and Stockholders' Equity ..........................        $ 172,041         $ 219,008
=================================================================================================================


                 See notes to consolidated financial statements
             which are an integral part of the financial statements

                    U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF OPERATIONS AND OTHER
                           COMPREHENSIVE INCOME (LOSS)


=========================================================================================================================
                                                                     Year Ended           Year Ended           Year Ended
                                                              December 31, 2003    December 31, 2002    December 31, 2001
=========================================================================================================================
Revenues                                                               $ 24,999             $ 28,620             $ 22,760

-------------------------------------------------------------------------------------------------------------------------
Costs and Expenses:
-------------------------------------------------------------------------------------------------------------------------
   Operating Expenses                                                    10,964               14,842                9,895
-------------------------------------------------------------------------------------------------------------------------
   Operating, General and Administrative, Non-Recurring                      --                3,684
-------------------------------------------------------------------------------------------------------------------------
   General and Administrative Expenses                                    5,918                9,958                3,968
-------------------------------------------------------------------------------------------------------------------------
   Depreciation and Amortization                                          3,874                5,906                4,208
-------------------------------------------------------------------------------------------------------------------------
   (Gain) from Joint Ventures                                              (792)                 (60)                 (83)
-------------------------------------------------------------------------------------------------------------------------
     Total Costs and Expenses                                            19,964               34,330               17,988
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
Income (Loss) from Operations                                             5,035               (5,710)               4,772
-------------------------------------------------------------------------------------------------------------------------
Interest Income                                                           1,175                1,648                  909
-------------------------------------------------------------------------------------------------------------------------
Dividend Income                                                             (40)                  81                    0
-------------------------------------------------------------------------------------------------------------------------
Interest Expense                                                         (6,779)              (7,766)              (4,830)
-------------------------------------------------------------------------------------------------------------------------
Asset Sales                                                              (1,944)                                       --
-------------------------------------------------------------------------------------------------------------------------
(Loss) on Investments                                                                         (5,120)                  --
-------------------------------------------------------------------------------------------------------------------------
Minority Interest                                                           296                1,613                 (961)
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
(Loss) Income before Taxes and Cumulative effect of
  Accounting Change and Disposal of a Segment                            (2,257)             (15,254)                (110)
-------------------------------------------------------------------------------------------------------------------------
Income Tax Benefit (Expense)                                              1,227                5,671                 (295)
-------------------------------------------------------------------------------------------------------------------------
(Loss) Income before Cumulative effect of Accounting Change
  and Disposal of a Segment                                              (1,030)              (9,583)                (405)
-------------------------------------------------------------------------------------------------------------------------
Income from discontinued operations                                       1,188               (4,192)               4,894
-------------------------------------------------------------------------------------------------------------------------
Gain/(Loss) on Disposal of a Segment (net of Income Tax                   1,680               (1,619)                  --
  benefit of $887,000 and $1,080,000 respectively)
-------------------------------------------------------------------------------------------------------------------------
Cumulative effect of Accounting Change in Years Prior to 2002                --                 (754)                  --
   (net of Income Tax benefit of $546,000)
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
NET (LOSS) INCOME                                                      $  1,838             $(16,148)            $  4,489
-----------------------------------------------------------------------==================================================
Dividends on Preferred Stock                                               (829)                (831)              (1,111)
-------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) APPLICABLE TO COMMON STOCK                               $  1,009             $(16,979)            $  3,378
-----------------------------------------------------------------------==================================================
INCOME (LOSS) PER SHARE OF COMMON STOCK:
-------------------------------------------------------------------------------------------------------------------------
   (Loss)Income per Share of Common Stock - Basic                      $   0.08             $  (1.39)            $   0.35
-------------------------------------------------------------------------------------------------------------------------
   (Loss)Income per Share of Common Stock - Diluted                    $   0.11             $  (1.39)            $   0.27
-------------------------------------------------------------------------------------------------------------------------
   Weighted Average Number of Common Stock Outstanding - Basic           11,935               12,186                9,656

-------------------------------------------------------------------------------------------------------------------------
   Weighted Average Number of Common Stock Outstanding - Diluted         17,087               17,351               16,818
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


---------------------------------------------------------------------------------------------------------------------
                                     Preferred Stock    Preferred Stock    Preferred Stock
                                         Series B           Series C           Series D             Treasury Stock
---------------------------------------------------------------------------------------------------------------------

                                   No. of              No. of              No. of               No. of
                                   Shares     Amount   Shares   Amount     Shares    Amount     Shares      Amount
----------------------------------------------------------------------------------------------------------------------
Balance- Dec. 31, 2002 as             368        --   100,000   $     1   1,138,888  $    11   (383,450)   $ (1,805)
   previously reported
----------------------------------------------------------------------------------------------------------------------
Adjustments                            --        --        --        --         --        --         --          --
----------------------------------------------------------------------------------------------------------------------
Balance- Dec. 31, 2002 as
   adjusted                           368             100,000   $     1   1,138,888  $    11   (383,450)   $ (1,805)
----------------------------------------------------------------------------------------------------------------------
Issuance of Common Stock
----------------------------------------------------------------------------------------------------------------------
Foreign Currency Translation
Adjustment
----------------------------------------------------------------------------------------------------------------------
Treasury Stock                                                                                  (62,480)   $    (399)
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
==============================================================================================================

                 See notes to consolidated financial statements
             which are an integral part of the financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         DEC. 31, 2003  DEC. 31, 2002  DEC. 31, 2001
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ...................................................      $  1,838       $(16,148)      $  4,489
    Adjustments  to Reconcile  Net Income (loss) to net cash provided by
    (used in) operating activities:
      Depreciation and Amortization ....................................         3,874          6,123          4,424
      Purchase Price Adjustment ........................................         1,100
      Loss on Sale of Segment ..........................................            --          1,619             --
      Gain on sale of subsidiary .......................................        (1,680)
      Minority Interest Income .........................................          (296)         1,000             --
      Impairments and Write-offs .......................................         1,944         11,889             --
      Realized Gain on Sales ...........................................            --             --         (2,946)
      Deferred Taxes ...................................................          (526)        (8,225)         8,991
      Equity in (gain) Loss of Joint Ventures ..........................            --            (60)           (83)
      Cumulative  effects of  Accounting  Change on years  prior to 2002
      (net of income tax of $546,000) ..................................                          754             --
    Changes in:
      Accounts Receivable, Trade .......................................        (1,313)           746         (1,080)
      Spare parts in Inventory .........................................            --             --         (1,571)
      Project Development Costs ........................................                           --         (1,368)
      Other Current Assets .............................................        (2,188)           468            645
      Other Assets .....................................................           154          1,357             --
      Accounts Payable and Accrued Expenses ............................         1,809          1,552         (5,948)

      Net effect of discontinued operation .............................           253         (1,465)        (3,372)
      Minority Interest Liability ......................................            --          1,218          2,744
      Deferred Revenue .................................................          (980)        (1,185)          (130)
      Rate Incentive Liability .........................................         5,452          5,619          3,933
                                                                              --------       --------       --------
Net cash provided by Operating Activities ..............................         9,441          5,262          8,728
                                                                              --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Investments ......................................................          (638)        (3,099)        (8,403)
      Net Acquisition of Equipment and Leasehold Improvements ..........          (512)        (2,310)        11,166
      Construction in Progress .........................................                         (737)        (1,108)
      Increase in Notes Receivable .....................................        (1,247)       (51,450)            --
      Deferred Financing Costs .........................................            --          2,492            356
      Goodwill .........................................................            --             --            430
                                                                              --------       --------       --------
Net cash provided by  Investing Activities .............................        (2,397)       (55,104)         2,441
                                                                              --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from Notes Receivable ...................................         2,425            866          1,279
      Payments of Convertible Subordinated Secured Debentures ..........            --             --            (16)
      Payments of Long-term Debt .......................................        (3,930)        (4,522)       (31,428)
      Proceeds from Long-term Debt .....................................         1,100         44,856         17,312
      Redemption of Subscription Receivable ............................            --             --          7,741
      Debt Issuance Costs ..............................................            --             --           (666)
      Proceeds from Exercise of Options and Warrants ...................            --            231          8,249
      Treasury Stock ...................................................            --             --           (480)
      Dividends on Preferred Stock .....................................          (829)          (831)        (1,111)
      Minority Interests ...............................................            --           (613)         9,716
      Payment for former Stockholders ..................................            --             --        (12,000)
                                                                              --------       --------       --------
Net cash used in Financing Activities ..................................        (1,234)        39,987         (1,404)
                                                                              --------       --------       --------
NET INCREASE (DECREASE) IN CASH ........................................         5,810         (9,855)         9,765
Cash, Restricted Cash and Equivalents - beginning of period ............        15,103         24,958         15,193
                                                                              --------       --------       --------
CASH, RESTRICTED CASH AND EQUIVALENTS - END OF PERIOD ..................        20,913       $ 15,103       $ 24,958
                                                                              ========       ========       ========

      Supplemental Disclosure of Cash Flow Information:
      Cash paid for Interest ...........................................      $  4,685       $  5,350       $  2,426
                                                                              ========       ========       ========
      Supplemental Schedule of Non-cash Financing Activities:
      Issuance of Common Stock .........................................            --             --         10,550
                                                                              ========       ========       ========
      Issuance of Series C Preferred Stock .............................            --             --          3,000
                                                                              ========       ========       ========
      Deferred Offering Costs ..........................................            --             --           (480)
                                                                              ========       ========       ========
      Liabilities assumed in Acquisition of Zapco and Trigen Canada ....            --             --         73,000
                                                                              ========       ========       ========
      Conversion of Receivable to Investment by SEFL ...................            --          5,085             --
                                                                              ========       ========       ========
      Return of Treasury Stock .........................................           399          1,310             --
                                                                              ========       ========       ========
      Issuance of Common Stock for investment interest in SEFL .........            --            675             --
                                                                              ========       ========       ========
      Notes Receivable - SEFL ..........................................        52,726             --             --
                                                                              ========       ========       ========
      Long-Term Debt - SEFL ............................................        45,398             --             --
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

NOTE F -- INSTALLMENT SALE PARTNERSHIP AND INTEREST RECEIVABLE

Installment sale partnership and interest receivable at December 31, 2003 consisted of the following:


                                                                   IN THOUSANDS
                                                        Interest     Current      Long-Term
                                                          Rate       Portion       Portion
Installment Note Receivable for 1999 Sale of              9.47%      $  1,090      $  6,220
   Gasco Interests Secured by the Interests

Fixed Installment Note Receivable for 2001 Sale           6.00%           481         1,334
   of Gasco Interests Secured by the Interests

Contingent Installment Note Receivable for 2001           6.00%           719         4,898
   Sale of Gasco Interests Secured by the
   Interests

Notes Receivable for Sale of Barre, MA                   10.00%            10           535
   Project's Gas Collection System and Related
   Assets, Secured by Assets
Loan to SEFL                                              4.92%            --         1,247
                                                                     --------      --------
                                                                     $  2,300      $ 14,234
Interest Receivable                                                       378            --
                                                                     --------      --------
                                                                     $  2,678      $ 14,234
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

(3)   Scheduled to be paid in April 2003.



The Company expects that its obligation for the next five years and for the period thereafter is:


                           (Dollars in thousands)
                 Year                            Debt Schedule
                 -------------                   --------------
                 2004                               $ 5,616
                 2005                                 5,784
                 2006                                 6,369
                 2007                                 6,683
                 2008                                11,989
                 Thereafter                          33,643
                                                    -------
                 Total                              $70,084
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
                                   ========      ========         =======

The provision (benefit) for income taxes differs from the Federal statutory rate for the following reasons:


                             (Dollars in thousands)
  ---------------------------------------------------------------------------
                                                   2003       2002       2001
                                                -------    -------    -------

  Provision (Benefit) at Statutory Rate            (906)   $(8,262)     1,502
     Non-deductible Expenses                        362         --         --
     Impact of Valuation Allowance                  201         --         --
     Other                                          (13)       965     (1,207)
  --------------------------------------------  ------------------    -------
  Actual Provision (Benefit) for Income Taxes      (356)   $(7,297)   $   295
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

The Company and its subsidiaries lease various office spaces, including the corporate headquarters located in White Plains, New York, under operating leases which expire on various dates. These lease commitments for the next five years are:

                   Year                              Commitments
                   ---------------               ----------------
                   2004                               $  382,507
                   2005                                  354,048
                   2006                                  221,754
                   2007                                  176,754
                   2008                                   51,098
                                                      ----------

                   Total                              $1,186,161
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

                            U.S. Energy Systems, Inc.
                             Revenues and Net Income
                      For the Year Ended December 31, 2003
                             (Dollars in thousands)


Source of                       Geothermal                  USE
Revenue               Corp         LLC          USEB       Canada      Total
-------------------------------------------------------------------------------

  Energy                  --            --    $ 22,764          --   $ 22,764
  Management Fees   $    550            --       1,662          --      2,212
  Royalties               23            --          --          --         23
                    --------   -----------    --------    --------   --------

  Total Revenue     $    573            --    $ 24,426          --   $ 24,999
                    ========   ===========    ========    ========   ========

  Net Income        $  1,379   $        (8)   $   (729)   $  1,196   $  1,838
                    ========   ===========    ========    ========   ========


                            U.S. Energy Systems, Inc.
                             Revenues and Net Income
                      For the Year Ended December 31, 2002
                             (Dollars in thousands)


Source of                     Geothermal        US                               USE
Revenue             Corp          LLC         Enviro      SEFL       USEB       Canada     Total
---------------------------------------------------------------------------------------------------
  Energy                --    $                    --         --   $ 20,048          --   $ 20,048
  Management Fees $    449             --          --         --      1,576          --      2,025
  Interest              --             --          --   $  3,453        326          --      3,779
  Royalties            249             --          --         --         --          --        249
  Other                 --             --    $  2,519         --         --          --      2,519
                  --------    -----------    --------   --------   --------    --------   --------

  Total Revenue   $    698    $              $  2,519   $  3,453   $ 21,950          --   $ 28,620
                  ========    ===========    ========   ========   ========    ========   ========

  Net Income      $(10,291)   $    (5,401)   $     56   $    507   $ (2,228)   $  1,209   $(16,148)
                  ========    ===========    ========   ========   ========    ========   ========

                           U.S. Energy Systems, Inc.
                            Revenues and Net Income
                      For the Year Ended December 31, 2001
                             (Dollars in thousands)


Source of Revenue        Corp         GEO   USEnviro        SEFL     Biogas     Canada      Total
--------------------------------------------------------------------------------------------------
  Energy                   --          --         --          --   $ 12,185         --   $ 12,185
  Management               --          --         --          --      1,046         --      1,046
  Fees
  Interest                 --          --         --          --      1,479         --      1,479
  Royalties                --          --         --          --        776         --        776
  Gains on Sale            --          --         --          --      2,361         --      2,361
    of Interests &
    Rights
  Recycle                  --          --   $  4,913          --         --         --      4,913
                     --------    --------   --------    --------   --------   --------   --------

  Total Revenues           --          --   $  4,913          --   $ 17,847         --   $ 22,760
                     ========    ========   ========    ========   ========   ========   ========

  Net Income         $ (1,375)   $  3,865   $   (180)         --   $  1,150   $  1,029   $  4,489
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

The following pro forma combined revenue and net income as of September 30, 2003 is provided as if the sale of U.S. Energy Geothermal LLC had taken place effective January 1, 2003:

                                                                  As of              As of              As of
                                                                December 31,     June 30, 2003       December 31,
                                                                   2003                                  2003
                                                                                                        Adjusted
                                                                U.S. Energy        US Energy          U.S. Energy
                                                                                 Geothermal LLC
Revenues                                                         $  24,999          $     993          $  24,006
                                                                 =========          =========          =========

Net Income (Loss)                                                $   1,838          $      (8)         $   1,830
                                                                 =========          =========          =========

Earnings per Share:

    Income (Loss) per Share Common - Basic                             .08                 --                .08
                                                                 =========          =========          =========
    Income (Loss) per Share Common - Diluted                           .11                 --                .11
                                                                 =========          =========          =========

Weighted Average Number of Shares Outstanding - Basic               11,935             11,950             11,935

Weighted Average Number of Shares Outstanding - Diluted             17,087             17,115             17,087


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


       ------------------------------------------------------------
                                             2003     2002     2001
                                             ----     ----     ----
       ------------------------------------------------------------
       Assets:
       ------------------------------------------------------------
       Cash                                    --       63       73
       ------------------------------------------------------------
       Accounts Receivable                     --      263      294
       ------------------------------------------------------------
       Other Current Assets                    --       21       13
       ------------------------------------------------------------
       Property Plant and Equipment            --    1,154    5,946
       ------------------------------------------------------------
       Deferred Tax Asset                      --       --       --
       ------------------------------------------------------------
       Other Assets                            --       --       --
       ------------------------------------------------------------
       Total Assets                            --   $1,501   $6,326
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

SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2003 to be signed on its behalf by the undersigned, thereunto duly authorized.

                           U.S. ENERGY SYSTEMS, INC.
By:

             /s/ GORAN MORNHED                    April 19, 2004
    --------------------------------------
               Goran Mornhed,
   President and Chief Executive Officer


By:

          /s/ THOMAS J. NOONAN                    April 19, 2004
    --------------------------------------
              Thomas J. Noonan
        Chief Accounting Officer