Form 10-K/A
period 2003-12-31
U S ENERGY SYSTEMS INC
filed 2004-04-29
CIK 351917

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                  FORM 10-K/A/2
                                 AMENDMENT NO. 2

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

                                   ----------

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

                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our directors and executive officers as of December 31, 2003 are as follows:

NAME                          AGE     CLASS      POSITION(S) WITH THE COMPANY
----                          ---     -----      ----------------------------
Lawrence I. Schneider         68        1        Chairman of the Board
Goran Mornhed                 45        2        Chief Executive Officer, President, and Director
Thomas J. Noonan              55        -        Chief Accounting Officer
Allen J. Rothman              47        -        Vice President, General Counsel and Secretary
Edward M. Campana             40        -        Senior Vice President of Finance
Barbara Farr                  47        -        Assistant General Counsel and Assistant Secretary
Henry N.  Schneider           39        -        Vice President
Stephen Brown                 65        2        Director
Evan Evans(1,2)               78        2        Director
Carl W. Greene(1,2)           68        1        Director
M. Stephen Harkness(2)        55        1        Director
Kenneth Leung(1)              59        3        Director
Irving Levine(1,2)            82        3        Director
Mark P. Strauch               48        3        Director

----------
(1)   Member of the Audit Committee

(2)   Member of the Compensation Committee

LAWRENCE I. SCHNEIDER. Mr. Schneider was elected to the board of directors in March 1998. He has served as our chairman of the Board since September 2000. Mr. Schneider served as our Chief Executive Officer from January 2000 until May 2001. Mr. Schneider has been associated with numerous corporations through the years, including Newpark Resources, Inc., a company involved with oil field environmental remediation, where he was chairman of the executive committee. Mr. Schneider was also a partner in the New York Stock Exchange firm Sassower, Jacobs and Schneider. He received a BS degree from New York University. Mr. Schneider is the father of Henry Schneider and is a member of Energy Systems Investors, LLC and manager of Energy Systems Investors II, LLC.

GORAN MORNHED. Mr. Mornhed was appointed to our board in September 2000 and has been our President and Chief Operating Officer since May 2000 and our Chief Executive Officer since July 2002. Since April 2004, Mr. Mornhed has also been employed by and served as an executive officer of a subsidiary of Countryside Power Income Fund, a Canadian income fund that US Energy sponsored. From 1996 to 2000, he was the first President and Chief Executive Officer of Trigen-Cinergy Solutions LLC, a joint venture company owned by Trigen Energy Corp. and Cinergy Solutions, Inc. engaged in developing energy projects. During his tenure, Trigen-Cinergy Solutions developed projects with customers such as General Motors and Eastman Kodak. Prior to joining Trigen Cinergy Solutions he was manager of business development at Trigen Energy Corporation where he was responsible for developing several major energy projects. He holds an MS degree in engineering from the University of Lund, Swedish Institute of Technology and an MBA from the Stern School of Business, New York University.

THOMAS J. NOONAN. Mr. Noonan joined U.S. Energy in June 2003 as Vice President and Chief Accounting Officer. He spent the previous 32 years of his professional accounting career at Consolidated Edison Company of New York, Inc. where he has held numerous titles including Assistant Controller of Corporate Accounting, Department Manager - Finance and Budgets of Central Operations, General Manager Nuclear Power and finally, Director of Corporate Treasury Operations. During his tenure, Mr. Noonan was promoted several times and was actively involved in all aspects of Con Ed's accounting, budgeting, treasury, finance and regulatory reporting functions. He also served as a member of the General Accounting and Accounting Standards Committees of the Edison Electric Institute at varying intervals between 1983 to 1998. Mr. Noonan graduated from Pace University with a BBA in accounting and also completed advanced management programs at Duke University and Massachusetts Institute of Technology.

ALLEN J. ROTHMAN. Mr. Rothman has served as Vice President and General Counsel since September 2001. Mr. Rothman became secretary of the Corporation in March 2003. Since April 2004, Mr. Rothman has been employed by and served as an executive officer of a subsidiary of Countryside Power Income Fund a Canadian income fund that US Energy sponsored. Mr. Rothman served on our board of directors from January 1997 through March 2003. Mr. Rothman is of counsel with the law firm of Robinson Brog Leinwand Greene Genovese & Gluck P.C. in New York with whom he has been associated since January 1996, and which serves as an outside counsel to US Energy. Mr. Rothman received a BA degree from Columbia University and a JD degree from Harvard University.

EDWARD M. CAMPANA. Mr. Campana became our Senior Vice President responsible for corporate finance, investor relations and strategic planning on January 2, 2002. Since April 2004, Mr. Campana has also been employed by and served as an executive officer of a subsidiary of Countryside Power Income Fund a Canadian income fund that US Energy sponsored. Prior thereto, Mr. Campana worked for CIBC World Markets where he was an Executive Director in the Power & Utilities Investment Banking Group for six years. During his professional banking career, Mr. Campana has been actively involved in providing financial advisory, mergers and acquisitions, capital markets and structured finance products and services to the utilities, independent power, merchant energy and power technology sectors. Mr. Campana has a combined 17 years of power and banking experience. Mr. Campana received a BA in economics and finance from the University of Texas in 1985.

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

HENRY SCHNEIDER. Mr. Schneider was appointed Vice President in March 1998 and served as a director from March 1998 through March 2003. From 1986 to 1988, Mr. Schneider was an associate at Drexel Burnham Lambert specializing in taxable institutional fixed income products and portfolio strategies. From 1989 to 1994, Mr. Schneider was an associate with S & S Investments and Wood Gundy, specializing in mergers, acquisitions and corporate restructuring. From 1994 to 1996, Mr. Schneider was a principal of Global Capital Resources, Inc., a private merchant bank. He has been involved in arranging acquisitions and funding for the telecommunications, energy, apparel, airline, financial and garage industries. Mr. Schneider received a BA degree in economics from Tufts University and an MBA degree from Boston University. Mr. Schneider is the son of Lawrence I. Schneider and is a member and manager of Energy Systems Investors II LLC.

STEPHEN BROWN. Mr. Brown joined our board in March 2003. He is currently Chairman of the Board and Chief Executive Officer of The Franklin Capital Corporation, a publicly traded business development corporation. Mr. Brown serves on the board of directors of Copley Financial Services Corp, a mutual fund specializing in the energy sector. In addition, Mr. Brown is an active board member and trustee of The Peddie School and member of the Executive Committee. Mr. Brown is a graduate of New York University School of Law and Brown University.

EVAN EVANS. Mr. Evans has been a director of US Energy since August 1995. Since 1983 he has been chairman of Holvan Properties, Inc. and was managing director of Easco Marine, Ltd. from 1983 to 1988. Also, from 1985 to 1986, Mr. Evans was general manager and director of Belgian Refining Corporation. Mr. Evans is a director of United Refining Corp. In addition, Mr. Evans was formerly a director of Texoma Pipeline Company and Alexander-Allen, Inc. Mr. Evans received a BS degree in mathematics from St. Lawrence University and a BS degree in Civil Engineering from M.I.T.

CARL W. GREENE. Mr. Greene joined our board in March 2003. Mr. Greene serves as our audit committee financial expert, who is independent (as such term is used in the proxy rules of the SEC). For over twenty years, he has served in various senior financial executive positions for the Consolidated Edison Company of New York, including Senior Vice President of financial and regulatory matters, Senior Vice President of accounting and treasury operations and Chief Accounting Officer, and Vice President and Controller. Mr. Greene currently is Senior Vice President of TBG Financial, a full service executive benefit consulting firm. Mr. Greene has been an active member of several high profile industry trade groups during his tenure at Con Edison, including the Edison Electric Institute and the American Gas Association. In those positions, he has played a role in shaping accounting, financial and risk management policies in the electric utility industry. In addition, Mr. Greene served four years as a member of FASAC, the Financial Accounting Standards Advisory Council. Mr. Greene holds a BS in economics from The Wharton School of University of Pennsylvania and an MBA from New York University.

M. STEPHEN HARKNESS. Mr. Harkness has served a member of our board of directors since October 2000. He currently holds the position of Vice President of Cinergy as well as President of the Energy Services Group for the Commercial Business Unit. From 2001 to 2003, Mr. Harkness was Chief Operations and Financial Officer for the same business unit. Since 1998, he has served as President and Chief Operating Officer of Trigen-Cinergy Solutions, LLC ("Trigen-Cinergy"), an affiliate of Cinergy, that builds, owns, operates and maintains cogeneration facilities and also provides industrial utility services. To date, Trigen-Cinergy has developed 19 projects with over $10 billion under contract. In 1994 he held the position of General Manager, Corporate Development & Financial Services and was responsible for mergers & acquisitions, business development, feasibility analysis, non-regulated and international finance. Mr. Harkness has a B.Sc. in finance from the University of Evansville and an M.B.A. from Indiana University.

KENNETH LEUNG. Mr. Leung joined our board in July 2002. He is currently the managing director of investment banking for environmental and industrial services at Sanders Morris Harris Group. He is also chief investment officer of the Environmental Opportunities Fund and Environmental Opportunities Fund II. Mr. Leung spent 16 years at Smith Barney as a managing director in the research department covering the environmental industry. He is currently editor of Environmental Review and a past editor of Pollution Control Monthly. He is a frequent contributing writer to national business and environmental publications as well as a frequent speaker at environmental and financial conferences and trade shows. Mr. Leung has a BA from Fordham College and an MBA from Columbia University.

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

MARK P. STRAUCH. Mr. Strauch has served as a member of our board of directors since May 2001. He has been employed since 1981 by Arthur J. Gallagher & Co in various capacities. He has served since 1996 as Executive Vice President of AJG Financial Services, Inc. and Corporate Vice President of Arthur J. Gallagher & Co. He has also served as corporate treasurer of Arthur J. Gallagher & Co. from 1989-2001. Mr. Strauch received his BS in finance, from University of Illinois in 1977, a Masters in management from Northwestern University in 1980 and a MS degree in taxation from DePaul University in 1984. He serves as a director for Asset Alliance Corporation.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires that our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by regulation to furnish to us copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms we have received, or written representations from certain reporting persons, we believe that during the year ended December 31, 2003 (and for prior years, except to the extent previously disclosed), all officers, directors, and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The following table shows the compensation information concerning the individuals who served as our chief executive officer and our four other most highly compensated executive officers whose total annual salary and bonus exceeded $100,000 for the fiscal year ended December 31, 2003.

                           SUMMARY COMPENSATION TABLE

                                                                           LONG-TERM
                                           ANNUAL COMPENSATION           COMPENSATION
                                     ----------------------------------------------------
                                                                            SECURITIES
                                     FISCAL                                 UNDERLYING        ALL OTHER
      NAME & PRINCIPAL POSITION       YEAR      SALARY(1)      BONUS     OPTIONS/SARS (#)  COMPENSATION (2)
      -----------------------------------------------------------------------------------------------------
      Lawrence I. Schneider           2003      $185,616            --            --                 --
      Chairman (3)                    2002      $182,475      $ 96,000            --                 --
                                      2001      $181,350      $324,500            --           $ 34,111

      Goran Mornhed                   2003      $185,616            --            --                 --
      CEO, President and COO (4)      2002      $181,125      $126,000            --           $    590
                                      2001      $181,350      $430,536        40,000           $    587

      Henry N. Schneider              2003      $140,080            --            --                 --
      Vice President (5)              2002      $137,870      $ 96,000            --                 --
                                      2001      $137,020      $173,536            --                 --

      Allen J. Rothman                2003      $145,316      $ 30,000            --                 --
      Vice President and              2002      $142,237      $146,000            --                 --
      General Counsel (6)             2001      $ 71,200                      92,500                 --

      Edward M. Campana               2003      $143,275            --            --                 --
      Senior Vive President (7)       2002      $144,380      $ 45,000       100,000                 --
      -----------------------------------------------------------------------------------------------------

      -----------------------------------------------------------------------------------------------------

(1)   Represents annual salary and company matching 401 K contributions.

(2) Represents the amount taxable (federal) to such person in connection with a $1 million split dollar universal life insurance policies that were maintained in 2001 by US Energy on the lives of each of these officers. These officers or members of their families were the beneficiaries of these policies.

(3) Mr. Lawrence Schneider was appointed Chairman in September 2000. Mr. Schneider served as Chief Executive Officer from January 2000 through May 11, 2001.

(4) Mr. Mornhed was appointed Chief Executive Officer in July 2002 and president in May 2000.

(5)   Mr. Henry Schneider was appointed Vice President in 1998.

(6) Mr. Allen Rothman was appointed Vice President and General Counsel in September 2001.

(7) Mr. Campana Joined US Energy Systems and was appointed Senior Vice President on January 2, 2002

The following table shows stock option exercises during the year ended December 31, 2003 by the named executive officers. In addition, this table describes the number of unexercised options and the value of unexercised in-the-money options at December 31, 2003.

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR END OPTION/SAR VALUES

---------------------------------------------------------------------------------------------------------------------
                                                               NUMBER OF SECURITIES            VALUE OF UNEXERCISED
                                                              UNDERLYING UNEXERCISED               IN-THE-MONEY
                              SHARES                                OPTIONS AT                      OPTIONS AT
                             ACQUIRED          VALUE          DECEMBER 31, 2003 (#)         DECEMBER 31, 2003 ($) (1)
NAME                     ON EXERCISE (#)    REALIZED ($)    EXERCISABLE/UNEXERCISABLE       EXERCISABLE/UNEXERCISABLE
---------------------------------------------------------------------------------------------------------------------
Lawrence I. Schneider           --              --           1,416,800        0                  0            0

Goran Mornhed                   --              --           1,770,000        0                  0            0

Henry N. Schneider              --              --             615,700        0                  0            0

Allen J. Rothman                --              --             285,000        0                  0            0

Edward M. Campana               --              --             100,000        0                  0            0
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------

(1) The exercise price of all the stock options was greater than the price of our common stock of $1.13 as of December 31, 2003. Actual values which may be realized, if any, upon any exercise of such options will be based on the market price of our common stock at the time of any such exercise and thus are dependent upon future performance of our common stock.

COMPENSATION OF DIRECTORS

Independent directors (i.e., directors who have no business directly or through their employer or employment relationships with us, currently Stephen Brown, Evan Evans, Irvine Levine, Kenneth Leung and Carl Greene) are compensated at an annual retainer of $20,000, plus $1,000 for each Board meeting and $750 for each committee meeting of the Board attended in person or by telephone, plus travel expenses. In addition, the Chairman of the Audit Committee and Compensation Committee receive an annual additional retainer of $2,000 per year. Each member of The Audit Committee shall receive an additional meeting fee of $250 for each meeting attended. The maximum fee paid to any person for attendance at one or more meeting of the full Board or committee of the Board held on the same day is $1,000.

Historically, upon joining the board, directors generally receive a one-time grant of options to acquire 40,000 shares of our common stock exercisable at the market price of our common stock at the time of grant.

EMPLOYMENT AGREEMENTS

Employment Agreements with Messrs. Lawrence Schneider and Goran Mornhed

In May 2000, we entered into employment agreements with each of Lawrence I. Schneider and Goran Mornhed. The employment agreements, as amended, provide that for the five years beginning May 10, 2000 (subject to earlier termination upon the occurrence of specified events) and subject to automatic renewal for successive one year periods at the expiration of the initial term, Mr. Schneider will serve as our Chief Executive Officer (Mr. Schneider resigned from such position at the time of the consummation of the Zapco merger in May and continued as chairman of the board) and Mr. Mornhed will serve as our president and chief operating officer (Mr. Mornhed assumed the position of Chief Executive Officer in July 2002). Mr. Schneider is required to devote such time to our business as is reasonably necessary to perform his duties under his employment agreement and Mr. Mornhed is required to perform his duties on a substantially full time basis. These employment agreements generally provide:

* for an annual base salary of $180,000 (subject to upward adjustment in the discretion of our board of directors);

*     for the right (i) to participate in specified bonus or incentive plans
      (ii) to participate in fringe benefit programs we currently maintain and that we make generally available to our senior executives, (iii) to life and disability insurance, and (iv) to the use of an automobile; and

* that each of these employees will receive the same total compensation (including both each element of compensation and the total compensation) that is paid to the other.

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

Non-Performance (i.e., the employee is terminated due to        Lump sum payment equal to his annual salary then in
his continued failure to perform substantially his duties)      effect.

Change in control of US Energy, diminution in                   Lump sum payment of 2.9 times his annual base
responsibilities or authority, reduction in base salary or      salary then in effect
certain fringe benefits, relocation from the New York
City area or our terminating the employee without cause.

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

*     the right to participate in specified bonus and incentive plans; and

* the right to (i) participate in fringe benefit programs we currently maintain and that we make generally available to our senior executives to,
      (ii) the use of an automobile, and to (iii) life and disability insurance.

Set forth below is a summary of the compensation we are required to pay to Henry Schneider in the event his employment with us ends for the following reasons:

REASON FOR EMPLOYMENT TERMINATION                               OUR OBLIGATIONS
---------------------------------                               ---------------
Death or Disability                                             No further obligation.

Non-Performance (i.e., the employee is terminated due           Lump sum payment equal to 50 percent of his annual
to his continued failure to perform substantially his           salary then in effect.
duties)

Diminution in responsibilities or authority, reduction in       Lump sum payment of 50 percent his annual salary
base salary or certain fringe benefits, or our terminating      then in effect.
Mr. Schneider without cause.

Voluntarily Resigns, US Energy's Termination for                No further obligation.
cause.

Employment Agreement with Allen Rothman

This agreement provides that for the three years commencing September 4, 2001 (subject to earlier termination in certain circumstances and to successive one year renewal periods), Allen Rothman will serve as our Vice President and General Counsel. Mr. Rothman is required to perform his duties on a substantially full time basis though he is permitted to serve as "of counsel" to a law firm provided that it does not interfere with the performance of his duties to the company. (Mr. Rothman does not receive any remuneration relating to any work performed by such law firm to us). The employment agreement provides for:

* an annual base salary of $140,000 (subject to upward adjustment in the discretion of our board of directors);

* the right to participate in specified bonus and incentive plans provided he is to receive a minimum bonus of $30,000 per year; and

* the right to (i) participate in fringe benefit programs we currently maintain and that we make generally available to our senior executives to,
      (ii) the use of an automobile, and to (iii) life and disability insurance.

Set forth below is a summary of the compensation we are required to pay to Allen Rothman in the event his employment with us ends for the following reasons:

REASON FOR EMPLOYMENT TERMINATION                               OUR OBLIGATIONS
---------------------------------                               ---------------
Death or Disability                                             No further obligation.

Non-Performance (i.e., the employee is terminated due           Lump sum payment equal to one time his annual
to his continued failure to perform substantially his           salary and minimum bonus then in effect.
duties)

Diminution in responsibilities or authority, reduction in       Lump sum payment of 2.9 times his annual salary and
base salary or certain fringe benefits, or our terminating      minimum bonus then in effect.
Mr. Rothman without cause.

Voluntarily Resigns, US Energy's Termination for                No further obligation.
cause.

Employment Agreement with Edward M. Campana

This agreement provides that for one year commencing January 1, 2002 (subject to earlier termination in certain circumstances and to successive one year renewal periods), Edward M. Campana will serve as our Senior Vice President corporate finance and Strategic Planning. The agreement shall automatically be renewed for each successive one-year period on every December 31st, unless either party elects not to renew in and gives notice at least 90 days before the annual renewal date. Mr. Campana is required to perform his duties on a full time basis. The employment agreement provides for:

* an annual base salary of $140,000 (subject to upward adjustment in the discretion of our board of directors);

*     the right to participate in specified bonus and incentive plans, and

* the right to (i) participate in fringe benefit programs we currently maintain and that we make generally available to our senior executives to,
      (ii) the use of an automobile, and to (iii) life and disability insurance.

Set forth below is a summary of the compensation we are required to pay to Edward M. Campana in the event his employment with us ends for the following reasons:

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

Non-Performance (i.e., the employee is terminated due           Lump sum payment equal to one time his annual
to his continued failure to perform substantially his           salary and minimum bonus then in effect and any
duties)                                                         bonus payable at that time.

Diminution in responsibilities or authority, reduction in       Lump sum payment equal to one time his annual
base salary or certain fringe benefits, or our terminating      salary and minimum bonus then in effect and any
Mr. Campana without cause.                                      bonus payable at that time.

Voluntarily Resigns, US Energy's Termination for                No further obligation.
cause.

The Company has adopted a code of conduct in accordance with NASDAQ guidelines.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Irving Levine (Chairman), Carl W. Greene, Evan Evans and M. Stephen Harkness served on the Compensation Committee during the year ended December 31, 2003. Mr. Harkness is Vice President of Cinergy, which beneficially owed more than 5% of our common stock through October 2003.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of common stock owned as of April 1, 2004 (including shares of common stock that each person has the right to acquire by May 30, 2004, and including all shares issuable upon exercise of options and warrants, and the shares issuable as a result of the ownership of convertible preferred stock) by: (i) each current director, (ii) each of our executive officers, (iii) those persons known to us to beneficially own 5% or more of common stock, and (iv) all of our directors and officers as a group. (As of April 1, 2004, there were 11,890,711 shares of our common stock outstanding.) Unless otherwise indicated, the address of each of the beneficial owners identified below is c/o U. S. Energy Systems, Inc., One North Lexington Avenue, White Plains, New York 10601.

                                                        AMOUNT AND NATURE OF
NAME AND ADDRESS                                        BENEFICIAL OWNERSHIP  PERCENT OF CLASS
Lawrence I. Schneider                                        6,981,964(1)           37.4%
Goran Mornhed                                                1,779,000(2)           13.0%
Thomas J. Noonan                                                     0                 *
Allen J. Rothman                                               308,500(3)            2.5%
Edward M. Campana                                              101,000(4)              *
Barbara Farr                                                    50,000(5)              *
Henry N. Schneider                                           5,035,672(6)           29.8%
Stephen Brown                                                    1,000                 *
Evan Evans                                                     142,500(7)            1.2%
Carl W. Greene                                                       0                 *
M. Stephen Harkness                                             80,000(8)              *
Kenneth Leung                                                  290,916(9)            2.4%
Irving Levine                                                   40,000(10)             *
Mark P. Strauch                                                 41,444(11)             *

Energy Systems Investors LLC                                 4,147,081(12)          34.9%
and Energy Systems Investors LLC, II
c/o Henry Schneider
145 East 81st Street
New York, NY 10028

AJG Financial Services, Inc.                                 1,049,017(13)           8.4%
Two Gallagher Centre
Two Pierce Place
Itasca, Illinois 60143-3141

Bernard Zahren                                               1,057,081(14)           8.4%
Pond View Corporate Center
76 Batterson Park Road
Farmington, CT 06032
All officers and directors as a group (14 persons)          10,704,915              48.0%

----------
*     Indicates less than 1%

(1) Includes: (i) 206,971 shares of common stock owned directly, (ii) 4,355,552 shares of common stock issuable upon conversion of 1,088,888 shares of Series D Preferred Stock, including the 3,444,440 shares of common stock issuable upon conversion of the 861,110 shares of Series D Preferred Stock beneficially owned by Energy Systems Investors, LLC ("ESI") and Energy Systems Investors II LLC ("ESI II" collectively with ESI the "ESI Entities") and which he may be deemed to beneficially own because he is a manager of ESI II, which is the manager of ESI (the "Relationship"), (iii) options to acquire 1,416,800 shares of common stock owned directly, and (iv) Series B Warrants to acquire 1,002,641 shares of common stock, including the 702,641 owned by the ESI Entities which he may be deemed to beneficially own because of the Relationship. Lawrence Schneider has sole power to vote and direct the disposition of 2,854,883 shares of common stock and shares (with Henry Schneider and the ESI Entities) the power to vote and direct the disposition of 4,147,081 shares of common stock.

(2) Includes 9,000 shares of common stock owned directly and 1,770,000 shares of common stock issuable upon exercise of options.

(3) Includes 23,500 shares of common stock he owns directly and 285,000 shares of common stock issuable upon exercise of options.

(4) Includes 1,000 shares of common stock owned directly and 100,000 shares of common stock issuable upon exercise of options.

(5) Includes 49,000 shares of common stock issuable upon exercise of options and 1,000 shares of common stock owned directly.

(6) Includes: (i) 7,037 shares of common stock owned directly, (ii) 3,644,440 shares of common stock issuable upon conversion of 911,110 shares of Series D Preferred Stock, consisting of 200,000 shares of common stock issuable upon conversion of 50,000 shares of Series D Preferred Stock he owns directly and 3,444,440 shares of common stock issuable upon conversion of the 861,110 shares of Series D Preferred Stock directly owned by ESI and beneficially owned by ESI II and which he may be deemed to beneficially own because of the Relationship, (iii) options to acquire 615,700 shares of common stock and (iv) Series B Warrants to acquire 768,495 shares of common stock, consisting of warrants to acquire 65,854 share of commons stock he owns directly and warrants to acquire 702,641 shares of common stock which he may be deemed to beneficially own because of the Relationship. Henry Schneider has the sole power to vote and direct the disposition of 888,591 shares of common stock and shares (with Lawrence Schneider and the ESI Entities) the power to vote and direct the disposition of 4,147,081 shares of common stock.

(7) Includes 42,500 shares of common stock he owns directly and 100,000 shares of common stock issuable upon exercise of options.

(8) Represents options to acquire 80,000 shares of common stock. Excludes US Energy securities owned by Cinergy Corp or its affiliates.

(9) Includes: (i) 5,700 shares of common stock owned directly (ii) 40,000 shares of common stock issuable upon exercise of options, (iii) 245,216 shares owned by the Environmental Opportunities Fund where Kenneth Leung, as Chief Investment Officer, has the power to vote and direct the disposition of these shares.

(10)  Includes 40,000 shares of common stock issuable upon exercise of options

(11) Includes 1,195 shares of common stock owned directly and 40,000 shares of common stock issuable upon exercise of options and 249 shares of common stock issuable upon exercise of Series C Warrants. Excludes US Energy securities owned by AJG Financial Services or its affiliates.

(12) Each of ESI and ESI II beneficially owns 4,147,081 shares of common stock, including (i) 3,444,440 shares of common stock issuable upon conversion of the 861,110 shares of Series D Preferred Stock and (ii) Series B Warrants to acquire 702,641 shares of common stock. The power to vote and direct the disposition of these securities is shared by the ESI Entities with the Schneiders.

(13) Includes: (i) 445,768 of common stock owned directly (ii) 101,609 shares of common stock issuable upon conversion of 20,254 shares of Series C preferred stock, (iii) 387,000 shares of common stock issuable upon exercise of Series B Warrants, and (iv) 114,640 shares of common stock issuable upon exercise of Series C Warrants. Does not include shares of common stock in which such person may have an indirect pecuniary interest by virtue of its ownership of membership interests in ESI or the 41,223 shares (including 40,000 shares issuable upon exercise of options) of common stock owned by Mr. Strauch.

(14) Includes, all owned directly: (i) 286,662 shares of common stock, (ii) 150,520 shares of common stock issuable upon conversion of 30,203 shares of Series C preferred stock, (iii) options to acquire 500,000 shares of common stock; (iv) 44,505 shares of common stock issuable upon exercise of Series B Warrants, and (v) 75,394 shares of common stock issuable upon exercise of Series C Warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                   Countryside Power Income Fund Transactions

Introduction

      On April 8, 2004 Countryside Power Income Fund, a newly formed Canadian income fund we sponsored (the "Fund"), completed its initial public offering of trust units in Canada pursuant to which it raised approximately $102 million in net proceeds. Messrs. Mornhed, Campana, Rothman, and Harkness, officers and/or directors of US Energy are serving as officers and/or directors of subsidiaries of the Fund; all of the foregoing collectively own less than one percent of the outstanding trust units of the Fund and Messrs. Mornhed, Campana and Rothman will be compensated by Fund subsidiaries for services performed on behalf of the Fund or its affiliates. The Fund has paid/reimbursed US Energy an aggregate of approximately $5 million (in addition to the amounts paid in connection with the sale of our Canadian subsidiary as described below), for services rendered and expenses incurred in connection with the formation of the Fund and matters related thereto.

      All amounts reflected herein are stated in US dollars and the exchange rate used is the rate effective as of April 8, 2004 of Cdn $1.33 to US $1.00. In connection with such offering, one or more of US Energy Biogas Corporation ("USEB") and the Company completed the transactions described below. The following is a summary of the terms of such transactions and such summary is qualified in its entirety by reference to the applicable transaction document. The inclusion of the descriptions of these transactions involving the Fund does not constitute an acknowledgement that such transactions constitute related party transactions.

Sale of Canadian District Energy System

      We sold to a subsidiary of the Fund, all of the capital stock of USE Canada Holdings Corp ("USE Canada"), our wholly owned subsidiary that owned two Canadian based district energy systems. We received approximately $15.2 million (including amounts applied to the repayment of the inter-company debt related to USE Canada) from the sale of such stock. The sale price was determined pursuant to arms-length negotiation between us and the Fund, with the involvement of the underwriters of the Fund's initial public offering.

USEB Loans

      Countryside Canada Power, Inc. ("Countryside Canada"), a subsidiary of the Fund, purchased the existing senior debt relating to certain of USEB's projects ("Existing Loans") from the holders thereof. One of such holders, AJG Financial Services Inc., a subsidiary ("AJG") of Arthur J. Gallagher, Inc., was paid an aggregate of $6,419,800 (inclusive of principal and accrued interest) for its portion of the Existing Loans. AJG or its affiliates beneficially own more than five percent of our common stock, and Mark P. Strauch, a director of US Energy, is affiliated with AJG.

      Upon acquisition of the Existing Loans, a subsidiary of the Fund advanced additional funds ("Additional Advances") to Biogas and amended the Existing Loans to, among other things, cover the Additional Advances. Including the Additional Advances, the USEB Loans have a principal amount of approximately $81 million. (The USEB Loans are denominated in Canadian dollars and the principal amount of such loans is Cdn$107 million. USEB has currency hedges in place to hedge its currency exchange exposure on debt service payments for the first three years of the term of the USEB Loan). The loans purchased by Countryside Canada are obligations of USEB, which obligations are secured by a first ranking lien held by Countryside Canada on all of USEB's assets (with specified exceptions) and are generally guaranteed by USEB's subsidiaries. The guaranty obligations of the USEB subsidiaries is secured by the assets of such subsidiaries (with specified exceptions). The interest rate on the USEB Loans is 11% per annum, principal and interest is payable monthly and the loans mature in 2019, subject to mandatory prepayment upon the occurrence of specified events and prepayment at the election of the lender after ten years.

USEB Royalty Interest

      Countryside Canada acquired a royalty interest (the "Royalty Interest") in USEB for $6,000,000, entitling it to receive a quarterly amount (the "Royalty") from USEB that is determined by reference to, and limited by, USEB's distributable cash flow (determined in accordance with the royalty agreement). The Royalty Interest is convertible generally at any time on or after April 2024 or on or after the prepayment in full of the USEB Loans, into non-voting common shares of USEB, representing 49% of the common shares of USEB outstanding at the time of conversion. Upon conversion of the Royalty Interest, Countryside Canada's right to receive the Royalty will terminate. The amount of the Royalty payable to Countryside Canada depends upon whether the Royalty Interest has become convertible. For each fiscal quarter prior to the quarter in which the Royalty Interest becomes convertible, the amount of the Royalty payable to Countryside Canada will be equal to 7% of USEB's distributable cash flow plus 1.8% of USEB's revenues (determined in accordance with the royalty agreement), but in any event, the Royalty payment will be subject to the Distribution Cap (described below). After the Royalty Interest becomes convertible, but remains unconverted, the Royalty will be equal to 49% of USEB's distributable cash flow, subject to the Distribution Cap.

      The Royalty Interest terminates upon the refinancing of the USEB Loans or the liquidation or sale of substantially all of the USEB operating assets, in which case Countryside Canada will be entitled to receive, subject to the Distribution Cap, $6 million (the "Return Amount") and 49% of the net residual proceeds (as determined pursuant to the royalty agreement).

      Notwithstanding the above, no amount will be payable to Countryside Canada under the Royalty Interest unless, in the case of the Return Amount, 500% of such amount is distributed concurrently to the USEB shareholders in respect of their common shares of USEB and, in all other cases, at least 104.09% of such amount is distributed concurrently to the USEB shareholders in respect of their common shares of USEB (the "Distribution Cap").

Development Agreement with Cinergy and US Energy

      Pursuant to the Development Agreement by and among Cinergy, US Energy and the Fund (or the affiliates of the foregoing), during the five year period commencing April 8, 2004 (subject to an additional five year term unless a party chooses not to renew), these parties will seek opportunities to acquire or invest in energy projects that meet the Fund's guidelines on terms acceptable to all parties. No party is obligated to participate in any project or opportunity. A subsidiary of the Fund will provide investment analysis and evaluation services on behalf of these parties in consideration for which we will pay annual fees of $288,100.

      If the Company and/or Cinergy divest of an energy project acquired or invested, pursuant to this development agreement, the Fund (or a subsidiary thereof) will have a right of first refusal to acquire or invest in such energy project.

Improvement Agreement with USEB and the Fund

      USEB has given the Fund a right of first offer to invest in two expansion opportunities relating to the existing Countryside and Morris biogas projects and two greenfield development projects, all of which USEB plans to complete following the closing of the Offering. The expansion of the Morris and Countryside projects consists of the replacement of existing electric generation equipment that management expects will increase the capacity and reduce the operating costs of each project. The development of the greenfield projects consists of the construction of electric generation facilities on existing landfill sites where biogas collection systems have already been established.

                              AJG Genco Transaction

      In April 2004, AJG paid for the interest held by Resource Generating Systems, Inc., a wholly owned subsidiary of USEB, in Illinois Electrical Generation Partners II L.P. ("IEGP II"). The amount paid was $16 million, of which $14 million is payable pursuant to a non-recourse note. The note bears interest at the rate of 15% per annum, matures in 2024, provides for scheduled amortization and is secured by AJG's ownership interest in IEGP II. AJG may defer payments on the note under specified circumstances and in the event AJG does not make scheduled principal and interest payment because distributions from IEGP II are insufficient to fund such payments, AJG's obligations under the note will accrue without triggering an event of default. During the period ending 30 days after the term of this note, RGS has the right to acquire from AJG and RGS may be required to buy from AJG, AJG's interests in Illinois Electrical Generation Partners LP ("IEGP") and IEGP II on specified terms.

      IEGP is the indirect owner of three biogas projects and IEPG II is the indirect owner of seven biogas projects.

                           AJG Financing Transactions

      In October 2003, the terms of the $5 million loan from AJG to two of USEB's subsidiaries were amended to increase the principal amount to $6,239,287.70 (to reflect accrued unpaid interest), decrease the interest rate from 10% to 6%, extend the maturity date to 2008 and establish an amortization schedule accompanied by mandatory prepayments from excess cash flows. On April 8, 2004, Countryside Canada purchased AJG's rights respecting this loan in connection with the USEB Loan transaction. This loan became a component of the USEB Loan and was amended to conform to the USEB Loan's terms and conditions.

      In October 2003, the $3.776 million unsecured subordinated note payable by USEB or its affiliates to AJG was amended and restated to increase the principal amount to $5,728,883 (to reflect accrued unpaid interest and certain other obligations from USEB to AJG), reduce the interest rate from 9% to 5% and extend the maturity date to December, 2011.

                Zahren Financial Company LLC Consulting Agreement

      In July 2002, USEB and Zahren Financial Company LLC executed a consulting agreement running through December 31, 2004. Under the consulting agreement, USEB paid Zahren Financial Company $180,000 upon signing and is obligated to pay quarterly payments of $48,000 commencing January 1, 2003 through October 1, 2004. USEB' obligation to make quarterly payments is supported by a performance guarantee by the Company which in turn is supported by a pledge of 114,000 of the Company's treasury shares.

                           Resolution of Merger Issues

      See also "Item 1. Description of Business - Resolution of Merger issues" for information regarding the resolution of indemnification and other claims arising out of the 2001 merger with Zapco.

ITEM 14

Audit Fees. For the years ending December 31, 2003 and 2002, the aggregate fees billed (after applicable adjustments) by Kostin Ruffkess & Company, LLC ("Kostin") amounted to $428,399 and $153,064, respectively, for professional services rendered for the audit of the financial statements included in the Company's Annual Reports on Form 10-K, reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q, registration statements and prospectuses.

Audit-Related Fees. For the years ending December 31, 2003 and 2002, the aggregate fees billed (after applicable adjustments) by Kostin amounted to $54,312 and $48,046, respectively, for assurance and related services by its principal accountant that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above. These services included accounting research and advice with respect to accounting matters.

Tax Fees. For the years ending December 31, 2003 and 2002, the aggregate fees billed (after applicable adjustments) by Kostin amounted to $160,553 and $92,498respectively, for tax compliance, tax advice and tax planning. These services included tax research and tax return preparation.

All Other Fees. For the years ending December 31, 2003 and 2002 Kostin did not bill any fees for services other than those reported above.

The audit committee has not adopted any pre-approval policies and procedures and none of the services reflected above were approved by such committee through any such policy.

ITEM 15. EXHIBITS, LISTS AND REPORTS ON FORM 8-K

      (a)   Exhibits

Exhibit
 Number     Description
 ------     -----------

31.1        Rule 13a-14(a)/15d-14(a) certifications.

31.2        Rule 13a-14(a)/15d-14(a) certifications.

32.1        Section 1350 certification.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the Issuer has duly caused this amendment to the report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                            U.S. ENERGY SYSTEMS, INC.

April 29, 2004


By:          /s/ Goran Mornhed
   -----------------------------------
              Goran Mornhed
         Chief Executive Officer


By:        /s/ Thomas J. Noonan
   -----------------------------------
             Thomas J. Noonan
         Chief Accounting Officer