Form 10-Q
period 2004-03-31
U S ENERGY SYSTEMS INC
filed 2004-05-14
CIK 351917

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)
     [X] Quarterly Report PURSUANT TO section 13 or 15(d) OF the securities exchange act of 1934

         For the quarterly period ended March 31, 2004
                                       Or

     [ ] Transition report pursuant to section 13 or 15(d) of the exchange act for the transition period from ______________ to _______________.


                             Commission File Number:
                                     0-10238

                            U.S. Energy Systems, Inc.

              Delaware                                        52-1216347
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                      Identification Number)

                           One North Lexington Avenue
                                 Fifteenth Floor
                             White Plains, NY 10601
                    (Address of Principal Executive Offices)

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
                                            Yes  [ ]  No  [X]


State the number of shares outstanding of each of issuer's classes of common equity, as of May 14, 2004:


           Title of Class                             Number of Shares
            Common Stock                                 11,890,711
                                                   Shares of Common Stock



                         PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

                   U.S. Energy Systems, Inc. And Subsidiaries
                           Consolidated Balance Sheets
                                 (in Thousands)


ASSETS                                                                                   March 31, 2004      December 31, 2003
                                                                                           (Unaudited)         (Audited)
                                                                                        ----------------    -------------------
Current Assets:
     Cash..........................................................................             $ 1,889                $ 3,210
     Restricted Cash...............................................................              18,987                 17,703
     Accounts Receivable (less allowance for doubtful accounts $1,313).............               8,842                  9,105
     Installment Sales Partnership Interest and Interest Receivable, Current Portion              2,536                  2,678
     Other Current Assets..........................................................               3,147                  3,664
                                                                                        ----------------    -------------------
         Total Current Assets......................................................              35,401                 36,360

     Property, Plant and Equipment (less accumulated depreciation of $22,792 and                 42,892                 43,729
     $21,750).............
     Construction in Progress......................................................                 696                    595
     Installment Sale Partnership Interest, less Current Portion...................              12,788                 12,987
     Notes Receivable..............................................................             -------                  1,247
     Investments...................................................................               1,915                  8,251
     Deferred Costs, including Debt Issuance Costs, Net of Accumulated Amortization               2,345                  2,405
     Goodwill......................................................................              26,218                 26,218
     Deferred Tax Asset............................................................              15,102                 11,812
     Other Assets..................................................................               2,377                    257
     Assets to be disposed of...................................................                 28,908                 28,180
                                                                                        ----------------    -------------------
         Total Assets..............................................................            $168,642               $172,041
                                                                                        ================    ===================

LIABILITIES
Current Liabilities:
     Current Portion Long-term Debt................................................              $4,831                 $4,928
     Notes Payable - Stockholder                                                                    688                    688
     Accounts Payable and Accrued Expenses.........................................               6,388                  5,887
     Deferred Revenue Installment Sale Partnership Interest, Current Portion.......               1,007                  1,007
                                                                                        ----------------    -------------------
         Total Current Liabilities.................................................              12,914                 12,510

     Long-Term Debt less Current Portion...........................................              52,772                 53,827
     Notes Payable - Stockholder...................................................              10,641                 10,641
     Deferred Revenue Installment Sale Partnership Interest, less Current Portion..               4,927                  5,105
     Rate Incentive Liability......................................................              22,006                 20,652
     Advances from Joint Ventures..................................................                 102                    102
     Liabilities to be Disposed of.................................................              22,106                 21,745
                                                                                        ---------------     ------------------
         Total Liabilities.........................................................             125,468                124,582
                                                                                        ----------------    ------------------
     Minority Interests.........................................................                  8,379                  8,374
                                                                                        ----------------    -------------------

Stockholders' equity
Preferred Stock, $.01 par Value, Authorized 10,000,000 Shares:
     Series B, Cumulative, Convertible, Issued and Outstanding 368 Shares..........                ----                   ----
     Series C Cumulative, Convertible, Issued and Outstanding 100,000 Shares.......                   1                      1
     Series D, Cumulative, Convertible, Issued and Outstanding 1,138,888 Shares....                  11                     11

Common Stock, $.01 par Value, Authorized 50,000,000 Shares, issued 12,333,974......                 123                    123
Treasury Stock, 443,263 Shares of Common Stock and 2667 shares of preferred stock, at            (2,204)                (2,204)
cost ..............................................................................
Additional Paid-in Capital.........................................................              64,684                 64,891
Accumulated Deficit................................................................             (28,133)               (24,159)
Foreign Currency Translation Adjustment............................................                 313                    422
                                                                                        ----------------    -------------------
     Stockholders' Equity..........................................................              34,795                 39,085
                                                                                        ----------------    -------------------
     Total Liabilities and Stockholders' Equity....................................            $168,642               $172,041
                                                                                        ================    ===================

                 See notes to consolidated financial statements

                   U.S. Energy Systems, Inc. And Subsidiaries
                      Consolidated Statements Of Operations
                            AND COMPREHENSIVE INCOME
                    (in Thousands, except Earning per Share)

                                                                                  Three Months Ended
                                                                           March 31, 2004      March 31, 2003
                                                                             (Unaudited)         (Unaudited)
                                                                           --------------      --------------
Revenues............................................................              $ 5,117             $ 7,179
Costs and Expenses:
     Operating Expenses.............................................                2,218               2,935
     General and Administrative Expenses............................                8,422               1,260
     Depreciation and Amortization..................................                  978                 935
Total Costs and Expenses............................................               11,618               5,130

Income (LOSS) From Operations.......................................              (6,501)               2,049

Interest Income.....................................................                  347                 328
Interest Expense....................................................              (1,848)             (1,923)
Dividend Income.....................................................                   15                  20
Minority Interest...................................................                  (5)               (255)
Income (loss) before Taxes..........................................              (7,992)                 219
Income Tax Benefit..................................................                3,566                   9
Income (LOSS) Before DISCONTINUED OPERATIONS .......................              (4,426)                 228

Income from Discontinued Operations (Net of Tax)                                      452                 508

Net Income (LOSS)...................................................              (3,974)                 736

Dividends on Preferred Stock........................................                (207)               (209)
Income (LOSS)  applicable to common stock...........................             $(4,181)              $  527
                                                                                  ------               ------
Income (LOSS) per share of common stock:
     Income per Share of Common Stock - Basic.......................             $  (.35)              $  .04
                                                                                  ------               ------
     Income per Share of Common Stock - Diluted.....................             $  (.35)              $  .04
                                                                                  ------               ------

     Weighted Average Number of Common Stock Outstanding - Basic....               11,891              11,950
                                                                                 --------              ------
    Weighted Average Number of Common Stock Outstanding - Diluted..                17,053              17,115
                                                                                 --------              ------

Other Comprehensive Income (LOSS), Net of Tax
     Net Income (LOSS)..............................................             $(3,974)               $ 736
     Foreign Currency Translation Adjustment........................                (109)                (85)

Total Comprehensive Income (LOSS) ..................................             $(4,083)               $ 651
                                                                                  ======                 =====


                 See notes to consolidated financial statements

                    U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 2003
                        (in Thousands, except Share Data)


                           Preferred Stock       Preferred Stock        Preferred Stock        Treasury Stock
                              Series B              Series C              Series D
                           ---------------       ---------------        ---------------        --------------
                         No. of     Amount     No. of     Amount      No. of     Amount     No. of     Amount     No. of      Amount
                         Shares                Shares                 Shares                Shares                Shares

----------------------- ---------- ---------- ---------- ---------- ----------- ---------- ---------- ---------- ---------- --------
Balance - Dec. 31,
2002 as previously
reported                    368         --     100,000    $     1   1,138,888    $    11   (383,450)   $(1,805)  12,333,613  $   123
----------------------- ---------- ---------- ---------- ---------- ----------- ---------- ---------- ---------- ---------- --------
Adjustments                  --         --          --         --         --          --         --         --         --         --

----------------------- ---------- ---------- ---------- ---------- ----------- ---------- ---------- ---------- ---------- --------

Balance - Dec. 31,
2002 as adjusted            368                100,000   1          1,138,888         11   (383,450)    (1,805)  12,333,613      123
----------------------- ---------- ---------- ---------- ---------- ----------- ---------- ---------- ---------- ---------- --------
Issuance of Common
Stock                                                                                                                   361
----------------------- ---------- ---------- ---------- ---------- ----------- ---------- ---------- ---------- ---------- --------

Foreign Currency
Translation Adjustment
----------------------- ---------- ---------- ---------- ---------- ----------- ---------- ---------- ---------- ---------- --------
Treasury Stock                                                                              (62,480)      (399)
----------------------- ---------- ---------- ---------- ---------- ----------- ---------- ---------- ---------- ---------- --------
Net Income for the
year ended December
31, 2003
----------------------- ---------- ---------- ---------- ---------- ----------- ---------- ---------- ---------- ---------- --------
Dividends on
Preferred Stock:
----------------------- ---------- ---------- ---------- ---------- ----------- ---------- ---------- ---------- ---------- --------
Series B
----------------------- ---------- ---------- ---------- ---------- ----------- ---------- ---------- ---------- ---------- --------
Series C
----------------------- ---------- ---------- ---------- ---------- ----------- ---------- ---------- ---------- ---------- --------
Series D
----------------------- ---------- ---------- ---------- ---------- ----------- ---------- ---------- ---------- ---------- --------
Balance -                   368                100,000    $     1   1,138,888    $    11   (445,930)   $(2,204)  12,333,974  $   123
December 31, 2003
======================= ========== ========== ========== ========== =========== ========== ========== ========== ========== ========

                 See notes to consolidated financial statements

                    U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 2003
                        (in Thousands, except Share Data)



                           Common Stock
                           --------------
                         Additional Foreign    Accumulated  Total
                          Paid In   Currency     Deficit
                          Capital   Translation
                                    Adjustment
----------------------- --------- ---------- ---------- -----------
Balance - Dec. 31,
2002 as previously
reported                 $65,720    $  701    $(23,154)   $41,597
----------------------- ---------- ---------- ---------- -----------
Adjustments                   --        --      (2,843)    (2,843)

----------------------- ---------- ---------- ---------- -----------

Balance - Dec. 31,
2002 as adjusted          65,720       701     (25,997)    38,754
----------------------- ---------- ---------- ---------- -----------
Issuance of Common
Stock
----------------------- ---------- ---------- ---------- -----------

Foreign Currency
Translation Adjustment                (279)                  (279)
----------------------- ---------- ---------- ---------- -----------
Treasury Stock                                 (62,480)      (399)
----------------------- ---------- ---------- ---------- -----------
Net Income for the
year ended December
31, 2003
Dividends on
Preferred Stock:
----------------------- ---------- ---------- ---------- -----------
Series B                     (34)                             (34)
----------------------- ---------- ---------- ---------- -----------
Series C                    (180)                            (180)
----------------------- ---------- ---------- ---------- -----------
Series D                    (615)                            (615)
----------------------- ---------- ---------- ---------- -----------
Balance -                $64,891    $  422    $(24,159)   $39,085
December 31, 2003
======================= ========== ========== ========== ===========


                 See notes to consolidated financial statements

                                   4 (CON'T)


                    U.S. Energy Systems, Inc And Subsidiaries
           Consolidated Statements Of Changes In Stockholders' Equity
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004

                        (in Thousands, except Share Data)

                          Preferred Stock     Preferred Stock        Preferred Stock          Treasury Stock
                             Series B             Series C               Series D
------------------------- ----------------    -----------------   -----------------------     ---------------
                          No. of   Amount     No. of     Amount      No. of      Amount      No. of     Amount     No. of     Amount
                          Shares              Shares                 Shares                  Shares                Shares


------------------------- -------- -------- ------------ -------- ------------- ---------- ---------- ---------- ---------- --------


Balance - Dec. 31, 2003       368            100,000      $1        1,138,888      $   11   (445,930)   $(2,204)  12,333,974  $  123
------------------------- -------- -------- ------------ -------- ------------- ---------- ---------- ---------- ---------- --------
Issuance of Common Stock
------------------------- -------- -------- ------------ -------- ------------- ---------- ---------- ---------- ---------- --------
Foreign Currency
Translation Adjustment
------------------------- -------- -------- ------------ -------- ------------- ---------- ---------- ---------- ---------- --------
Treasury Stock
------------------------- -------- -------- ------------ -------- ------------- ---------- ---------- ---------- ---------- --------
Net Income for Three
Months ended March 31,
2004
------------------------- -------- -------- ------------ -------- ------------- ---------- ---------- ---------- ---------- --------
Dividends on Preferred
Stock:
------------------------- -------- -------- ------------ -------- ------------- ---------- ---------- ---------- ---------- --------
Series B

------------------------- -------- -------- ------------ -------- ------------- ---------- ---------- ---------- ---------- --------
Series C
------------------------- -------- -------- ------------ -------- ------------- ---------- ---------- ---------- ---------- --------
Series D
------------------------- -------- -------- ------------ -------- ------------- ---------- ---------- ---------- ---------- --------
Balance -                     368            100,000      $1        1,138,888      $   11   (445,930)   $(2,204)  12,333,974  $  123

March 31, 2004
========================= ======== ======== ============ ======== ============= ========== ========== ========== ========== ========

                 See notes to consolidated financial statements

                    U.S. Energy Systems, Inc And Subsidiaries
           Consolidated Statements Of Changes In Stockholders' Equity
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004

                        (in Thousands, except Share Data)

                                      Common Stock

                          Additional Foreign    Accumulated  Total
                           Paid in   Currency    Deficit
                          Capital   Translation
                                    Adjustment
------------------------- --------- ---------- ---------- ----------


Balance - Dec. 31, 2003   $64,891    $ 422   $(24,159)  $ 39,085
------------------------- -------- -------- ------------ --------
Issuance of Common Stock
------------------------- -------- -------- ------------ --------
Foreign Currency
Translation Adjustment                (109)                 (109)
------------------------- -------- -------- ------------ --------
Treasury Stock
------------------------- -------- -------- ------------ --------
Net Income for Three
Months ended March 31,
2004                                          (3,974)     (3,974)
------------------------- -------- -------- ------------ --------
Dividends on Preferred
Stock:
------------------------- -------- -------- ------------ --------
Series B                       (8)                            (8)
------------------------- -------- -------- ------------ --------
Series C                      (45)                           (45)
------------------------- -------- -------- ------------ --------
Series D                     (154)                          (154)
------------------------- -------- -------- ------------ --------
Balance -                 $64,684    $ 313   $(28,133)   $34,795

March 31, 2004
========================= ======== ======== ============ ========


                 See notes to consolidated financial statements


                                    5 (Con't)

                    U.S. Energy Systems, Inc And Subsidiaries
                      Consolidated Statements Of Cash Flows
                                 (in Thousands)


                                                                                                   Three Months Ended
                                                                                          ----------------- -- ----------------
                                                                                            March 31, 2004      March 31, 2003
                                                                                          -----------------    ----------------
Cash Flows from operating activities:
     Net Income (Loss)..................................................................           $(3,974)               $736
     Adjustments to reconcile Net Income to Net Cash provided by (used in )
     Operating Activities:
         Depreciation...................................................................               918                 876
         Amortization...................................................................                60                  59
         Minority Interest Expense......................................................                 5                 255
         Deferred Tax Asset.............................................................            (3,566)                 (9)
     Changes In:
         Accounts and Notes Receivable Trade............................................             1,510                (316)
         Other Current Assets...........................................................               517                (334)
         Other Assets...................................................................            (2,120)              2,653
         Accounts Payable and Accrued Expenses..........................................               777               1,421
         Deferred Revenue and Other.....................................................              (178)               (407)
         Rate Incentive Liability.......................................................             1,354               2,019
         Foreign Currency Translation Adjustment........................................              (109)                (85)
         Valuation Allowance on Investment..............................................             6,336               -----
     Net Effect of Discontinued Operations..............................................              (367)             (3,520)
                                                                                          -----------------    ----------------
     Net Cash Provided by Operating Activities..........................................             1,163               3,348
-----------------    ----------------
                                                                                          -----------------    ----------------

Cash Flows from investing activities:
     Change in Investments..............................................................           -------                 (6)
     Acquisitions of Property and Equipment.............................................              (81)             (1,048)
     Construction in Progress...........................................................             (101)                 582

Net Cash Used in Investing Activities...................................................             (182)               (472)
                                                                                          -----------------    ----------------
                                                                                          -----------------    ----------------

Cash flows from financing activities:
     Proceeds from Notes Receivable                                                                    341                 251
     Payment of Long-Term Debt..........................................................           (1,152)               (943)
     Debt Issuance Costs................................................................              ----               (397)
     Dividends on Preferred Stock.......................................................             (207)               (209)

Net Cash Used in Financing Activities...................................................           (1,018)             (1,298)
                                                                                          -----------------    ----------------
                                                                                          -----------------    ----------------

Net Increase (DECREASE ) in cash........................................................              (37)               1,578
                                                                                          -----------------    ----------------
                                                                                          -----------------    ----------------

Cash, restricted cash and equivalents - beginning of period                                         20,913              15,103
Cash, restricted cash and equivalents - end of period                                              $20,876             $16,681
                                                                                          =================    ================


Supplemental disclosure of cash flow information:
     Cash paid for interest                                                                         $1,107              $1,204

                                                                                          =================    ================

                 See notes to consolidated financial statements

             Notes To Consolidated Financial Statements (Unaudited)


Note A - Basis Of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and Regulation S-X, and accordingly, do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. The results for the three months are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in the U.S. Energy Systems Inc.'s (the "Company") Annual Report Form 10-K/A for the year ended December 31, 2003, as amended.

Note B - Net Income (Loss) Per Share

Net Income (Loss) per share has been computed on the basis of the weighted average number of shares outstanding during the periods. In case of (Loss), common stock equivalents have not been included in the computation since their inclusion would be anti-dilutive.

Note C - Income Taxes

The three-month financial statements for the periods ended March 31, 2004 and 2003, reflect an increase in the deferred tax asset due to an increase in net operating loss carry-forwards in these periods.

Note D - Additional Capital

For the three months ended March 31, 2004, and 2003, no stock options were exercised.

Note E - Investments
Scandinavian Energy Finance, Limited / EnergiSystem i Sverige AB. In March 2002, together with EIC Electricity SA ("EIC"), a Swiss investment company specializing in energy investments, we formed a joint venture, Scandinavian Energy Finance, Limited ("SEFL") and financed a new Swedish energy group, EnergiSystem i Sverige AB ("EnergiSystem"). SEFL had a 25 year option to acquire 90% of the fully diluted equity of EnergiSystem for a nominal sum which it exercised in December 2003. As part of the transaction, EnergiSystem acquired seven operating district energy systems and several late-stage development projects. Currently, the operations provide biomass-fueled energy to 800 customers serving the equivalent of approximately 30,000 households in ten communities in the vicinity of Stockholm, Sweden. A significant portion of the energy is provided under long-term contracts. The energy market in Sweden is deregulated, and district energy markets are not subject to government rate regulation.

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

On September 30, 2003 U.S. Energy Systems sold a 2% interest in SEFL (See Note
H) to Borg Energi AB for $223,000. Due to the issuance of additional common stock to EIC for additional investments in the fourth quarter of 2003, the Company's ownership interest in SEFL was reduced to 32% and is accounted for using the equity method. The current investment in SEFL including equity investments, inter-company loans and unrepatriated retained earnings amounts to approximately $7.5 million. (See note I)

Note F - Accounting Changes

The Company's accounting policy pertaining to the financial accounting of the Illinois rate incentives received by its Illinois-based biogas to energy projects was changed effective as of April 1, 2001. The change in tax accounting had no impact on consolidated cash flow.

Following is a summary of the prior period adjustments made to the audited financial statements:

                                               (dollars in thousands)
Balance Sheet:                                  --------------------
                                                     Deferred Tax                        Minority        Retained
                                                         Asset          Goodwill         Interest        Earnings
                                                     ------------       --------         --------        --------
Year 2003                                              $(7,283)          $(430)           $(3,528)        $(4,185)
                                                     ============       ========         =========       =========
Statements of Operation:
                                                       Minority        Income Tax       Net Income
                                                       Interest          Expense
                                                       --------        ----------       -----------
Year 2003                                                $1,132          $(2,474)         $(1,342)
Three Months Ended March 31,2003                            240             (524)            (284)


NOTE G POST CLOSING ITEM - SALE OF SUBSIDIARIES

Introduction
On April 8, 2004 Countryside Power Income Fund, a newly formed Canadian income fund (the "Fund"), completed its initial public offering of trust units in Canada pursuant to which it raised approximately $102 million in net proceeds. All amounts reflected herein are stated in US dollars and the exchange rate used is the rate effective as of April 8, 2004 of Cdn $1.33 to US $1.00. In connection with such offering, one or more of US Energy Biogas Corporation ("USEB") and the Company completed the transactions described below. The Company owns 54.25% and Cinergy Energy Solutions owns 45.74% of USEB. The following is a summary of the terms of such transactions and such summary is qualified in its entirety by reference to the applicable transaction document. The inclusion of the descriptions of these transactions involving the Fund does not constitute an acknowledgement that such transactions constitute related party transactions.

Sale of Canadian District Energy System and USEB Loans
On closing, the Countryside Fund using a portion of the proceeds of the initial public offering and a Cdn $30 million draw down from the credit facility purchased all of the capital stock of USE Canada Holdings Corp ("USE Canada"), our wholly owned subsidiary that owned two Canadian based district energy systems, for approximately $15.2 million, was sold to the Fund. The sale price was determined pursuant to arms-length negotiation between us and the Fund, with the involvement of the underwriters of the Fund's initial public offering.

Countryside Canada Power, Inc. ("Countryside Canada"), a subsidiary of the Fund, purchased the existing senior debt relating to certain of USEB's projects ("Existing Loans") from the holders thereof. One of such holders, AJG Financial Services Inc., a subsidiary ("AJG") of Arthur J. Gallagher, Inc., was paid an aggregate of $6,419,800 (inclusive of principal and accrued interest) for its portion of the Existing Loans. AJG or its affiliates beneficially own more than five percent of our common stock

Upon acquisition of the Existing Loans, a subsidiary of the Fund advanced additional funds ("Additional Advances") to Biogas and amended the Existing Loans to, among other things, cover the Additional Advances. Including the Additional Advances, the USEB Loans have a principal amount of approximately $81 million. (The USEB Loans are denominated in Canadian dollars and the principal amount of such loans is Cdn$107 million. USEB has currency hedges in place to hedge its currency exchange exposure on debt service payments for the first three years of the term of the USEB Loan). The loans purchased by Countryside Canada are obligations of USEB, which obligations are secured by a first ranking lien held by Countryside Canada on all of USEB's assets (with specified exceptions) and are generally guaranteed by USEB's subsidiaries. The guaranty obligations of the USEB subsidiaries are secured by the assets of such subsidiaries (with specified exceptions). The interest rate on the USEB Loans is 11% per annum, principal and interest is payable monthly, and the loans mature in 2019, subject to mandatory prepayment upon the occurrence of specified events and prepayment at the election of the lender after ten years.

USEB Royalty Interest
Countryside Canada acquired a royalty interest (the "Royalty Interest") in USEB for $6,000,000, entitling it to receive a quarterly amount (the "Royalty") from USEB that is determined by reference to, and limited by, USEB's distributable cash flow (determined in accordance with the royalty agreement). The Royalty Interest is convertible generally at any time on or after April, 2024 or on or after the prepayment in full of the USEB Loans, into non-voting common shares of USEB, representing 49% of the common shares of USEB outstanding at the time of conversion. Upon conversion of the Royalty Interest, Countryside Canada's right to receive the Royalty will terminate. The amount of the Royalty payable to Countryside Canada depends upon whether the Royalty Interest has become convertible. For each fiscal quarter prior to the quarter in which the Royalty Interest becomes convertible, the amount of the Royalty payable to Countryside Canada will be equal to 7% of USEB's distributable cash flow plus 1.8% of USEB's revenues (determined in accordance with the royalty agreement), but in any event, the Royalty payment will be subject to the Distribution Cap (described below). After the Royalty Interest becomes convertible, but remains unconverted, the Royalty will be equal to 49% of USEB's distributable cash flow, subject to the Distribution Cap.

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

The Countryside fund transaction including the sale of USE Canada, the USEB Loans, and the USEB Royalty Interest provided approximately $12 million of additional working capital, growth capital and reserves to USEB and more than $20 million in additional cash proceeds to the Company. The estimated after tax gain on the Countryside Fund transaction amounts to approximately $9 million.


NOTE H - BASIS OF PRESENTATION

As indicated in Note E the Company formed a joint venture Scandinavian Energy Finance, Limited ("SEFL") for the distribution of Biomas-fueled energy to 800 customers in Sweden. The Company originally acquired a 51% interest in the SEFL venture for approximately $5.8 million and, accordingly, the joint venture's financial statement had been consolidated with the Company's Financial Statements. Effective September 30, 2003 the Company sold a 2% interest in the SEFL venture for $231,000 reducing its interest to 49%. The Company's interest was further reduced to 32% in the Fourth Quarter of 2003. The Company's investment in the SEFL joint venture is being accounted for using the equity method. The deconsolidation of the SEFL Joint Venture had a significant effect on the Company's consolidated total assets. Due to the current litigation outlined in Note I, the Company did not record any earnings or management fees associated with SEFL in the first quarter of 2004. The Company's investment in SEFL as of March 31, 2004 amounts to $7.5 million.

Due to the change in accounting of the reporting entity, certain Balance Sheet accounts in the year 2003 were reduced as follows:

                        Notes receivable               $52,726
                          Long-term debt                45,398
                  Minority interest liability            5,944

NOTE  I - COMMITMENTS AND CONTINGENCIES

The Company owns a 32% interest in SEFL. SEFL owns a 90% interest in Energisystems Sveriege AB (ESS), itself a holding company owning 100% interests in various Swedish companies which own and operate district heating systems. In 2004, the former owner of the district heating systems commenced an action claiming that it was entitled to a contingent payment of 6.5 million Kronor ($861,000) arising out of the 2002 sale of the systems to ESS and seeking to declare ESS bankrupt under Swedish law due to its failure to pay a debt that could not be disputed reasonably. ESS defended that action on the grounds among others that (i) the debt was not due, (ii) ESS had valid counterclaims against the former seller off-setting the debt and (iii) ESS had reasonable grounds for disputing the claim. On March 19, 2004, a Swedish district court found for the former owner and declared ESS bankrupt. On April 7, 2004 an intermediate appellate court affirmed the district court action. On May 10, 2004 the Swedish Supreme Court granted ESS leave to appeal the appellate court's affirmation of the bankruptcy declaration. The Supreme Court will hear the appeal on May 26, 2004.

The ESS bankruptcy is an event of default under the loan agreement between Lantbrikskredit AB (LBK) and the ESS group. Such default, unless cured in a timely manner, would be grounds for accelerating the loan from LBK to SEFL. SEFL has proposed a cure of the event of default to LBK. LBK has not responded to SEFL's proposal.

If ESS prevails in its appeal before the Supreme Court the Company expects that the ESS bankruptcy would be vacated and the bankruptcy, as a ground for LBK's acceleration of its loans would be eliminated.

However, if the Supreme Court affirms the ESS bankruptcy determination and if SEFL fails to cure the default under the loan from LBK to the ESS group of arising from such bankruptcy, LBK will have the right to accelerate its loan to SEFL. Under such circumstances, the Company expects that its investment in SEFL would be adversely affected in a material adverse manner. Based on the foregoing, the Company reserved $7.7 million for its SEFL investment in first quarter 2004.

NOTE J -- DISCONTINUED OPERATIONS

The Company sold its' USE Canada operation to the Countryside Fund. The closing date of the sale was April 8, 2004. The sale of USE Canada results in that entity becoming a discontinued operation. Assets and liabilities to be disposed of comprise the following:


                                                            March 31,2004      Year 2003
        Assets:                                             -------------      ---------

        Cash                                                 $    1,065       $      676
        Accounts Receivable                                       2,054            1,813
        Other Current Assets                                        971              833
        Property Plant and Equipment                             22,900           22,948
        Deferred Tax Asset                                        1,655            1,678
        Other Assets                                                263              232
                                                                 ======           ======
        Total Assets                                         $   28,908       $   28,180
                                                                 =======          ======
        Liabilities:
        Current Portion of Long Term Debt                    $    2,312       $    2,013
        Accounts Payable and Other                                2,572            2,316
        Long Term Debt less Current Portion                      17,222           17,416
                                                                 ======           ======
        Total Liabilities                                    $   22,106       $   21,745
                                                                 ======           ======

These assets and liabilities are reflected on the Balance Sheet under the caption "Assets to be disposed of" and "Liabilities to be disposed of".

Total revenues for USE Canada in the first quarter of 2004 and 2003 were $4,320,000 and $4,230,000, respectively. USE Canada was purchased by the Company on June 11, 2001.

The Company sold Geothermal, LLC on June 30, 2003. Revenues for Geothermal, LLC for the first three months of 2003 were $568,000.


Item 2. Management's Discussion and Analysis of financial condition and RESULTS OF Operations

Results Of Operations

The revenues and expenses reported for financial statement purposes are lower than reported in previous years due to a number of events affecting U.S Energy Systems (USEY). These events include: the sale of USE Canada to the Countryside Fund, the accounting for SEFL under the Equity method and the sale of Geothermal LLC. USE Canada and Geothermal LLC are reflected on the statement of operations under the caption "Income from Discontinued Operations" See Notes H, I and J to the financial statements.

Total revenues decreased $2,062,000 or 28.7% in the three months ended March 31, 2004 compared with the three months ended March 31, 2003. With 2003 revenues adjusted for the effect of SEFL, the elimination of the revenue associated with pass through billings to the Gascos in 2003, the loss of revenues from the shut-down of the Readville facility due to a contract termination and adjustments for prior period activity, comparative revenues remained stable showing a slight increase of less then 1%. Revenues for the three month period ended March 31, 2004 were $5,117,000 compared with the adjusted 2003 amount of $5,112,000. For comparative purposes first quarter 2003 revenues were adjusted for SEFL revenues, of $1,101,000, pass through billings to the Gascos of $429,000, Readville revenues of $349,000, and charges to Gascos for construction and engineering of $188,000 in the prior year.


Total operating expenses decreased $717,000 or 24.4% in the first quarter of 2004 compared with the first quarter of 2003. After adjusting 2003 operating expenses for the effect of SEFL, the elimination of expenses associated with the pass through of billings to the Gascos in 2003, expenses associated with the Readville facility and adjustments for other period activity, operating expenses remained stable, increasing slightly by less then 1%. Operating expenses for the three month period ended March 31, 2004 were $2,218,000 compared with the adjusted 2003 amount of $2,214,000. For comparative purposes first quarter 2003 operating expenses were adjusted for SEFL operating expenses of $755,000, intercompany expenses which were offset by pass through billings to the Gascos of $439,000, Readville expenses of $54,000, offset by reimbursement for Gasco related expenses in prior years of $527,000.


The components of general and administrative expenses for the three month periods were as follows:


                                      Three Months Ended
                                        (in thousands)
                               March 31, 2004      March 31, 2003
                               --------------      --------------
Salaries and Consulting                 $ 271               $ 619
Legal and Professional                    128                 207
Insurance                                  96                 126
Corporate Expenses                         52                  35
SEFL Reserve                            7,700                 ---
Other                                     175                 273
                                  ---------------     ----------------
     Total                             $8,422             $ 1,260
                                  ================ -- ================


General and administrative expenses decreased by $538,000 or 42.7% in the first three months of 2004 compared with the first three months of 2003, excluding the SEFL reserve of $7.7 million. The change in accounting for SEFL did not affect general and administrative expenses. The large decrease in general and administrative expenses reflects the transfer to accounts receivable of approximately $420,000 of administrative labor and expenses associated with the establishment of the Countryside Power Income Fund. These costs were reimbursed to USEY when the fund closed on April 8, 2004.

Excluding the general and administrative costs allocated to the Countryside Power Income Fund and the SEFL reserve, total general and administrative expenses decreased by $118,000 in the first quarter of 2004 compared with the first quarter of 2003.

As indicated in Note I the Company established a reserve for the SEFL investment in the amount of $7.7 million. This reserve includes the entire investment in SEFL and management fees recorded in the first quarter of 2003 that were not previously reserved.

Depreciation and amortization expense increased by $43,000 or 4.6% in the first quarter of 2004 compared with the first quarter of 2003 due principally to increased equipment.

Interest income increased by $19,000 or 5.8% in the first quarter of 2004 compared with the first quarter of 2003 reflecting increased cash balances offset by lower interest rates.

Interest expense decreased by 75,000 or 3.9% in the first quarter of 2004 compared with the first quarter of 2003 reflecting a lower amount of outstanding debt.

Provision for income taxes resulted in a tax benefit for the first quarter of 2004 amounting to $3,566,000 due principally to the SEFL reserve.

Liquidity And Capital Resources

At March 31, 2004, cash and cash equivalents totaled approximately $20,876,000 of which $1,889,000 was unrestricted, compared with $3,210,000 of unrestricted cash at December 31, 2003. In connection with notes payable by certain Biogas subsidiaries, the lender required these subsidiaries to maintain various restricted cash accounts, which, at March 31, 2004, amounted to $18,987,000. This amount also includes approximately $740,000 of funds the Company set aside to ensure the payment of dividends on certain series of our preferred stock. These funds were set apart in conjunction with the approval of our plan of recapitalization.

During the three months ended March 31, 2004, cash flow of $1,163,000 from operating activities were used to fund the $1,018,000 of financing activities and $182,000 of investing activities. Cash balances remained relatively flat in the first quarter of 2004 compared with December 31, 2003.

Cash flow provided by operating activities during the three months ended March 31, 2004 was $1,163,000 compared with $3,348,000 at March 31, 2003. The decrease in operating cash flow reflects the recording of the aforementioned reserve for SEFL.

Our consolidated working capital (including $18,987,000 of restricted cash) decreased to $22,487,000 at March 31, 2004 from $23,850,000 at December 31, 2003 reflecting relatively minor variations in a number of working capital items.

We continue to evaluate current and forecasted cash flow as a basis to determine financing operating requirements and capital expenditures. We believe that we have sufficient cash flow from operations and working capital including unrestricted cash on hand to satisfy all obligations under outstanding indebtedness, to finance anticipated capital expenditures and to fund working capital requirements during the next twelve months. The additional capital provided by the Countryside Fund transaction may provide the Company with the ability to realize additional growth opportunities.

Cautionary Statement Relating To Forward Looking Statements

This Form 10-Q contains certain "forward looking statements" which represent our expectations or beliefs, including, but not limited to, statements concerning industry performance and our operations, performance, financial condition, growth and strategies. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors which are noted herein, including but not limited to the potential impact of competition, changes in local or regional economic conditions, our ability to continue our growth strategy, dependence on management and key personnel, supervision and regulation issues and the ability to find financing on terms suitable to us. Additional factors which may impact our business, prospects, operating results and financial condition are described under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2003, as amended.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various types of market risk in the normal course of our business, including the impact of interest rate changes, foreign currency exchange rate fluctuations, changes in equity investment prices and changes in corporate tax rates.

It is our general policy to not enter into any interest rate, foreign currency or derivative transactions as a hedge against these market risks as the underling assets and investments are long-term in nature. This issue is discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2003, as amended.


Item 4:  Controls and Procedures
(a)      Evaluation of Disclosure Controls and Procedures

     The Company has established a series of systems and procedures to assure full and timely disclosure of material information respecting the Company. Our Chief Executive Officer and Chief Accounting Officer (the person who performs the functions of the Chief Financial Officer), carried out an evaluation of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on such evaluation, they concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

PART II - Other Information

     Item 1:  Legal Proceedings

     Re: Information in Note I of notes to our financial statements is incorporated herein by this reference.


Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits


Exhibit            Description
Number
2.1                Merger Agreement by and between the Company, USENVIRO Merger Corp., American Enviro-Services,
                   Inc., and the shareholders of American Enviro-Services, dated as of August 4, 1997 (4)

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

10.79              Amendment No. 1 to Indemnification Agreement dated as of May 11, 2001 by and among the Zapco stockholders, Zapco, US Energy, USE Acquisition Corp. and Cinergy Energy (18)
10.80              Amendment No. 2 to Indemnification Agreement dated as of November 1, 2002 by and among stockholders, Zapco, US Energy, USE Acquisition Corp. and Cinergy Energy (18)
10.81              Amendment No. 2 to Escrow Agreement dated as of November 1, 2002 by and among the Zapco stockholders, Zapco, US Energy, USE Acquisition Corp., Cinergy Energy and Tannebaum Helpern
                   Syracuse & Hirschtritt LLP as Escrow Agent. (18)
10.80a             Agreement by and among AJG Financial, as agent, US Energy,
                   Cinergy Energy, US Energy Biogas and Tannenbaum, Halpern as
                   agent dated as of October 16, 2003. (20)
10.81b             Amendment No. 15 to indemnification Agreement dated as of October 16, 2003 by an among major stockholders, US Energy Biogas Corp, US Energy and Cinergy Energy. (20)
10.82              Escrow letter by and among, Tannenbaum, Halpern escrow agent, AJG Financial, Cinergy Energy, US
                   Energy, US Energy Biogas Corp. (20)
10.83              Amended and Restated Subordinated Note from US Energy Biogas Corp. to AJG Financial Services,
                   Inc. (20)
10.84              Amendment No. 1 to Shareholders Agreement by and among SEEFL, Endoray, US Energy and EIC dated as of February 2003. (20)
10.85              Amendment No. 2 to Shareholders Agreement by and among SEFL, Endoray, US Energy, Borg Energy and
                   EIC dated as of October 1, 2003. (20)
10.86              Loan Agreement dated as of August 20, 2003 between SEFL and EIC. (20)
10.87              Loan Agreement dated as of November 3, 2003. (20)
10.88              2003 Finance Incentive Plan. (20)
10.89              2003 Development Incentive Plan. (20)
10.90              Royalty Agreement dated as of April 8, 2004 by and between US Energy Biogas Corporation, Countryside Canada Power
                   Inc.,
                   the Registrant and Cinergy Energy Solutions Inc.
10.91              Amendment to Note Purchase Agreement dated as of April 8, 2004 by and between US Energy Biogas Corp., Avon Energy
                   Partners, LLC and the other parties identified therein.
10.92              Amendment to Indenture of Trust and Security Agreement dated as of April 8, 2004 by and among US Energy Biogas
                   Corp., Countryside Canada Power Inc. and the other parties identified therein.
10.93              Amendment dated April 8, 2004 among BMC Energy LLC, Countryside Canada Power Inc. and the other parties identified therein to the (i) Security Agreement dated as of May 2, 2001 among BMC Energy LLC, Countryside
                   Canada Power Inc. (as successor to AJG Financial Services, Inc.) and the other parties identified therein and
                   (ii) Cash Collateral Pledge and Security Agreement dated as of April 30, 2001 among BMC Energy LLC,
                   Countryside Canada Power Inc. (as successor to ABB Energy Capital LLC)
                   and the other parties identified therein.





31.1               Rule 13a-14(a)/15d-14(a) certifications.
31.2               Rule 13a-14(a)/15d-14(a) certifications.
32.1               Section 1350 certification.
99.2               Second Amended and Restated Operating Agreement dated as of August 23, 2000 by and between USE
                   Sub, KC, GKM and Castlebridge. (12)
(1)                Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No.
                   333-94612).
(2)                Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended
                   January 31, 1994.
(3)                Incorporated by reference to the Company's Current Report on Form 8-K filed on April 24, 1997.
(4)                Incorporated by reference to the Company's Current Report on Form 8-K dated August 12, 1997.
(5)                Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended
                   January 31, 1997.
(6)                Incorporated by reference to the Company's Current Report on Form 8-K dated August 18, 1997.
(7)                Incorporated by reference to the Company's Current Report on Form 8-K filed on March 26, 1998.
(8)                Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended
                   January 31, 1998.
(9)                Incorporated by reference to the Company's Current Report on Form 8-K/A filed on September 5,
                   2000.
(10)               Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended
                   July 31, 2000.
(11)               Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended
                   October 31, 2000.
(12)               Incorporated by reference to the Company's Registration Statement on Form S-3 filed on February
                   20, 2001.
(13)               Incorporated by reference to the Company's Current Report on Form 8-K dated May 4, 2000.
(14)               Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended
                   January 31, 1999.

(15)               Incorporated by reference to the Company's Report on Form 10-KSB for the period ended December
                   31, 2000.
(16)               Incorporated by reference to the Company's Post-Effective Amendment to Registration Statement on
                   Form Series SB-2 filed on May 14, 2001.
(17)               Incorporated by reference to the Company's Current Report on Form 8-K dated June 11, 2001.
(18)               Incorporated by reference to the Company's Quarterly Report on Form 10-QSB dated August 14, 2002
(19)               Incorporated by reference to the Company's Report on Form 10-KSB for the period ended December
                   31, 2002.
(20)               Incorporated by reference to the Company's Report on Form 10-K for the period ended September 31,
                   2003, as amended.

         (b) Reports on Form 8-K

(1)                US Energy Systems Announces Accounting Changes - February 25, 2004 Item 5 & 7
(2)                US Energy Systems Announces Establishment of Canadian Income Fund - February 25, 2004 Items 7 & 9

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



U. S. ENERGY SYSTEMS, INC.


By:      /s/ Goran Mornhed
             -------------
             Goran Mornhed                                  Dated: May 14, 2004
             Chief Executive Officer
            (Principal Executive Officer)


By:      /s/ Thomas Noonan
             -------------
             Thomas Noonan                                  Dated: May 14, 2004
             Chief Accounting Officer
            (Principal Accounting and Financial Officer)