Form 10-Q
period 2004-09-30
U S ENERGY SYSTEMS INC
filed 2004-11-15
CIK 351917

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2004

                                       Or

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM _____________ TO _____________.

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

                            Yes |_|           No |X|

The number of shares outstanding of each of issuer's classes of common stock as of September 30, 2004 was 11,890,711 shares of common stock.

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                                    CONTENTS

PART I: Financial Information                                                                      PAGE
Item 1: Financial Statements

Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003 .....................      3

Consolidated Statements of Operations and Comprehensive Income/(Loss) for the
three months and nine months ended September 30, 2004 and 2003 .................................      4

Consolidated Statements of Changes in Stockholders' Equity for the nine months
ended September 30, 2004 and for the year 2003 .................................................    5, 6

Consolidated Statements of Cash Flow for the nine months ended September 30, 2004 and 2003 .....      7

Notes to Consolidated Financial Statements .....................................................      8

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations ..     12

Item 3: Quantitative and Qualitative Disclosures About Market Risk .............................     15

Item 4: Controls and Procedures ................................................................     15

PART II. Other Information

Item 1: Legal Proceedings ......................................................................     15

Item 6: Exhibits and Reports on Form 8-K .......................................................     15

Signatures .....................................................................................     23

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in Thousands)

                                                                                              Sept. 30, 2004   Dec. 31, 2003
ASSETS                                                                                           (Unaudited)       (Audited)
                                                                                              --------------   -------------
Current Assets:
      Cash ..................................................................................      $  16,794       $   3,210
      Restricted Cash .......................................................................         10,577          17,703
      Restricted Investments ................................................................         17,539              --
      Accounts Receivable ...................................................................          5,632           9,105
      Notes Receivable ......................................................................          3,108           2,678
      Other Current Assets ..................................................................          2,838           3,664
                                                                                                   ---------       ---------
           Total Current Assets .............................................................         56,488          36,360

      Property, Plant and Equipment (Net of Accumulated Depreciation) .......................         41,454          43,729
      Construction in Progress ..............................................................             --             595
      Notes Receivable, less Current Portion ................................................         23,987          14,234
      Investments ...........................................................................          1,766           8,251
      Debt Issuance Costs (Net of Accumulated Amortization) .................................         11,463           2,405
      Deferred Tax Asset ....................................................................         10,954          11,812
      Other Assets ..........................................................................              8             257
      Currency Risk Management ..............................................................          1,213              --
      Assets to be Disposed of ..............................................................             --          28,180
      Goodwill ..............................................................................         26,618          26,218
                                                                                                   ---------       ---------
           Total Assets .....................................................................      $ 173,951       $ 172,041
                                                                                                   =========       =========

LIABILITIES
Current Liabilities:
      Current Portion Long-term Debt ........................................................          1,336       $   4,928
      Notes Payable - Stockholder ...........................................................             --             688
      Accounts Payable and Accrued Expenses .................................................          4,248           5,887
      Deferred Revenue Installment Sale Partnership Interest, Current Portion ...............            307           1,007
                                                                                                   ---------       ---------
           Total Current Liabilities ........................................................          5,891          12,510

      Long-Term Debt less Current Portion ...................................................         79,506          53,827
      Notes Payable - Stockholder ...........................................................             --          10,641
      Deferred Revenue Installment Sale Partnership Interest, less Current Portion ..........          2,867           5,105
      Deferred Royalty Liability ............................................................          5,686              --
      Rate Incentive Liability ..............................................................         25,027          20,652
      Advances from Joint Ventures ..........................................................             --             102
      Liabilities to be Disposed of .........................................................             --          21,745
                                                                                                   ---------       ---------
           Total Liabilities ................................................................        118,977         124,582
                                                                                                   ---------       ---------

      Minority Interests ....................................................................         14,381           8,374
                                                                                                   ---------       ---------

STOCKHOLDERS' EQUITY
Preferred Stock, $.01 par Value, Authorized 10,000,000 Shares:
      Series B, Cumulative, Convertible, Issued and Outstanding 368 Shares ..................             --              --
      Series C Cumulative, Convertible, Issued and Outstanding 100,000 Shares ...............              1               1
      Series D, Cumulative, Convertible, Issued and Outstanding 1,138,888 Shares ............             11              11
Common Stock, $.01 par Value, Authorized 50,000,000 Shares, issued 12,333,974 ...............            123             123
Treasury Stock, 443,263 Shares of Common Stock and 2667 shares of preferred stock, at cost ..         (2,204)         (2,204)
Additional Paid-in Capital ..................................................................         64,270          64,891
Accumulated Deficit .........................................................................        (21,910)        (24,159)
Other Comprehensive Income/(Loss) ...........................................................            302             422
                                                                                                   ---------       ---------
      Stockholders' Equity ..................................................................         40,593          39,085
                                                                                                   ---------       ---------
      Total Liabilities and Stockholders' Equity ............................................      $ 173,951       $ 172,041
                                                                                                   =========       =========

                 See notes to consolidated financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
                                   (Unaudited)
                        (in Thousands Except Share Data)

                                                                           THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                           ------------------               -----------------
                                                                     Sept. 30, 2004  Sept. 30, 2003  Sept. 30, 2004  Sept. 30, 2003
                                                                     --------------  --------------  --------------  --------------
Revenues ...........................................................       $  6,213        $  8,706        $ 15,809        $ 28,939
                                                                           --------        --------        --------        --------

Costs and expenses:
    Operating Expenses .............................................          2,523           4,309           7,454          15,479
    General and Administrative Expenses ............................          1,733           1,764           3,415           4,793
    Depreciation and Amortization ..................................          1,232           1,078           3,298           3,354
    (Gain) from joint ventures .....................................             --            (227)             --            (556)
    Reserve for SEFL Investment ....................................         (1,087)             --           7,089              --
                                                                           --------        --------        --------        --------
        Total Costs and Expenses ...................................          4,401           6,924          21,256          23,070
                                                                           --------        --------        --------        --------

Income (Loss) From Operations ......................................          1,812           1,782          (5,447)          5,869
                                                                                                                                 --
Interest Income ....................................................            806             454           1,933           1,084
Dividend Income ....................................................             --              --              15              20
Other income (Loss)  ...............................................          2,357              --           2,357              --
ICC related Income/ (Loss) .........................................            (44)             --             (44)             --
Interest Expense ...................................................         (2,406)         (2,312)         (6,842)         (6,689)
Transaction Cost Expenses ..........................................             45              --         (12,185)             --
Minority Interest ..................................................           (670)           (291)          3,481            (771)
                                                                           --------        --------        --------        --------

Income / (Loss) Before Taxes .......................................          1,900            (367)        (16,732)           (487)
Income Tax Benefit/(Expense) .......................................         (1,157)          1,084           8,541           2,513
                                                                           --------        --------        --------        --------
Income (Loss) Before Discontinued Operations and Gain
on Sale of Subsidiaries ............................................            743             717          (8,191)          2,026

Income From Discontinued Operations (Net of Tax) ...................             --              --             495              --
Gain on Sale of Subsidiaries and Partnership Interest
(Net of Income Tax -2004 $8,875 and 2003-$887)  ....................             --              --           9,945           1,419
                                                                           --------        --------        --------        --------

NET INCOME .........................................................            743             717           2,249           3,445

DIVIDENDS ON PREFERRED STOCK .......................................           (207)           (209)           (621)           (627)
                                                                           --------        --------        --------        --------

INCOME  APPLICABLE TO COMMON STOCK .................................       $    536        $    508        $  1,628        $  2,818
                                                                           ========        ========        ========        ========

INCOME (LOSS) PER SHARE OF COMMON STOCK:
    Income  Per Share of Common Stock - Basic ......................       $    .04        $    .04        $    .13        $    .24
                                                                           ========        ========        ========        ========
    Income  Per Share of Common Stock - Diluted ....................       $    .03        $    .03        $    .09        $    .16
                                                                           ========        ========        ========        ========

Weighted Average Number of Common Shares Outstanding - Basic .......         11,890          11,950          11,890          11,950
Weighted Average Number of Common Shares Outstanding - Diluted .....         17,053          17,115          17,053          17,115
                                                                           ========        ========        ========        ========

OTHER COMPREHENSIVE INCOME, NET OF  TAX:
Net Income .........................................................       $    743        $    717        $  2,249        $  3,445
Comprehensive Income/(Loss) ........................................            302          (1,798)           (120)           (413)
                                                                           --------        --------        --------        --------
Total Comprehensive Income/(Loss) ..................................       $  1,045        $ (1,081)       $  2,129        $  3,032
                                                                           ========        ========        ========        ========

                 See notes to consolidated financial statements

                    U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 2003
                                    (Audited)
                        (in Thousands, except Share Data)

---------------------------------------------------------------------------------------------------------------------------------
                             Preferred Stock   Preferred Stock      Preferred Stock
                                Series B          Series C              Series D          Treasury Stock         Common Stock
---------------------------------------------------------------------------------------------------------------------------------

                             No. of            No. of              No. of               No. of                  No. of
                             Shares   Amount   Shares    Amount    Shares     Amount    Shares      Amount      Shares     Amount
---------------------------------------------------------------------------------------------------------------------------------
Balance - Dec. 31, 2002
as Previously Reported        368        --    100,000   $   1    1,138,888   $  11    (383,450)   $ (1,805)  12,333,613   $  123
---------------------------------------------------------------------------------------------------------------------------------
Adjustments                    --        --         --      --           --      --          --          --           --       --
---------------------------------------------------------------------------------------------------------------------------------
Balance - Dec. 31, 2002
as Adjusted                   368              100,000       1    1,138,888      11    (383,450)     (1,805)  12,333,613      123
---------------------------------------------------------------------------------------------------------------------------------
Issuance of Common
Stock                                                                                                                361
---------------------------------------------------------------------------------------------------------------------------------
Foreign Currency
Translation Adjustment
---------------------------------------------------------------------------------------------------------------------------------
Treasury Stock                                                                          (62,480)       (399)
---------------------------------------------------------------------------------------------------------------------------------
Net Income for the Year
Ended December 31, 2003
---------------------------------------------------------------------------------------------------------------------------------
Dividends on Preferred
Stock:
---------------------------------------------------------------------------------------------------------------------------------
Series B
---------------------------------------------------------------------------------------------------------------------------------
Series C
---------------------------------------------------------------------------------------------------------------------------------
Series D
---------------------------------------------------------------------------------------------------------------------------------
Balance -
December 31, 2003             368        --    100,000   $   1    1,138,888   $  11    (445,930)   $ (2,204)  12,333,974   $  123
=================================================================================================================================

---------------------------------------------------------------------------------

---------------------------------------------------------------------------------
                             Additional     Other
                               Paid in    Comprehensi   Accumulated
                               Capital     ve Income      Deficit         Total
---------------------------------------------------------------------------------
Balance - Dec. 31, 2002
as Previously Reported        $ 65,720      $   701      $ (23,154)     $ 41,597
---------------------------------------------------------------------------------
Adjustments                         --           --         (2,843)       (2,843)
---------------------------------------------------------------------------------
Balance - Dec. 31, 2002
as Adjusted                     65,720          701        (25,997)       38,754
---------------------------------------------------------------------------------
Issuance of Common
Stock
---------------------------------------------------------------------------------
Foreign Currency
Translation Adjustment                         (279)                        (279)
---------------------------------------------------------------------------------
Treasury Stock                                                              (399)
---------------------------------------------------------------------------------
Net Income for the Year
Ended December 31, 2003                                      1,838         1,838
---------------------------------------------------------------------------------
Dividends on Preferred
Stock:
---------------------------------------------------------------------------------
Series B                           (34)                                      (34)
---------------------------------------------------------------------------------
Series C                          (180)                                     (180)
---------------------------------------------------------------------------------
Series D                          (615)                                     (615)
---------------------------------------------------------------------------------
Balance -
December 31, 2003             $ 64,891      $   422      $ (24,159)     $ 39,085
=================================================================================

                 See notes to consolidated financial statements

                    U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                    UNAUDITED

                        (in Thousands, except Share Data)

---------------------------------------------------------------------------------------------------------------------------------
                             Preferred Stock   Preferred Stock      Preferred Stock
                                Series B          Series C              Series D          Treasury Stock         Common Stock
---------------------------------------------------------------------------------------------------------------------------------

                             No. of            No. of              No. of               No. of                  No. of
                             Shares   Amount   Shares    Amount    Shares     Amount    Shares      Amount      Shares     Amount
---------------------------------------------------------------------------------------------------------------------------------
Balance - Dec. 31, 2003       368        --    100,000   $   1    1,138,888   $  11    (445,930)   $ (2,204)  12,333,974   $  123
---------------------------------------------------------------------------------------------------------------------------------
Issuance of Common Stock
---------------------------------------------------------------------------------------------------------------------------------
Foreign Currency
Translation
---------------------------------------------------------------------------------------------------------------------------------
Adjustment
---------------------------------------------------------------------------------------------------------------------------------
Unrealized Lossses
---------------------------------------------------------------------------------------------------------------------------------
Treasury Stock
---------------------------------------------------------------------------------------------------------------------------------
Net Income for Nine Months
Ended September 30, 2004
---------------------------------------------------------------------------------------------------------------------------------
Dividends on Preferred
---------------------------------------------------------------------------------------------------------------------------------
Stock:
---------------------------------------------------------------------------------------------------------------------------------
Series B
---------------------------------------------------------------------------------------------------------------------------------
Series C
---------------------------------------------------------------------------------------------------------------------------------
Series D
---------------------------------------------------------------------------------------------------------------------------------
Balance -
September 30, 2004            368        --    100,000   $   1    1,138,888   $  11    (445,930)   $ (2,204)  12,333,974   $  123
=================================================================================================================================

---------------------------------------------------------------------------------

---------------------------------------------------------------------------------
                             Additional     Other
                               Paid in    Comprehensi   Accumulated
                               Capital      ve Loss       Deficit         Total
---------------------------------------------------------------------------------
Balance - Dec. 31, 2003       $ 64,891      $   422      $ (24,159)     $ 39,085
---------------------------------------------------------------------------------
Issuance of Common Stock
---------------------------------------------------------------------------------
Foreign Currency
Translation
---------------------------------------------------------------------------------
Adjustment                                     (422)                        (422)
---------------------------------------------------------------------------------
Unrealized Gain                                 302                          302
---------------------------------------------------------------------------------
Treasury Stock
---------------------------------------------------------------------------------
Net Income for Nine Months
Ended September 30, 2004                                     2,249         2,249
---------------------------------------------------------------------------------
Dividends on Preferred
---------------------------------------------------------------------------------
Stock:
---------------------------------------------------------------------------------
Series B                           (25)                                      (25)
---------------------------------------------------------------------------------
Series C                          (135)                                     (135)
---------------------------------------------------------------------------------
Series D                          (461)                                     (461)
---------------------------------------------------------------------------------
Balance -
September 30, 2004            $ 64,270      $   302      $ (21,910)     $ 40,593
=================================================================================

                 See notes to consolidated financial statements

                    U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (in Thousands)

                                                                                       Nine Months Ended
                                                                                -------------------------------
                                                                                Sept. 30, 2004    Sept 30, 2003
                                                                                --------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income .............................................................        $  2,249         $  3,445
      Adjustments to reconcile Net Income to Net Cash provided by (used in)
      Operating Activities:
           Depreciation ......................................................           2,799            3,354
           Amortization ......................................................             500               --
           Minority Interest Expense/Liability ...............................           3,606              586
           Income Tax Benefit ................................................           2,898           (1,952)
           Gain on Sale of Subsidiaries ......................................         (23,945)          (1,419)
           Reserve for Investment in SEFL ....................................           8,337               --
      Changes In:
           Accounts and Notes Receivable Trade ...............................           3,473            1,525
           Other Current Assets ..............................................             826           (1,755)
           Other Assets ......................................................             250               11
           Accounts Payable and Accrued Expenses .............................          (1,741)             (27)
           Deferred Revenue and Other ........................................          (2,938)             468
           Rate Incentive Liability ..........................................           4,375            4,710
                                                                                      --------         --------
Net Cash Provided from Operating Activities ..................................             689            8,946
                                                                                      --------         --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Restricted Investments .................................................         (18,068)              --
      Change in Investments ..................................................          15,776             (885)
      Acquisitions of Property and Equipment .................................            (524)          (1,924)
      Construction in Progress ...............................................             595           (1,244)
      Goodwill ...............................................................            (400)              --
                                                                                      --------         --------
Net Cash Used in Investing Activities ........................................          (2,621)          (4,053)
                                                                                      --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from Notes Receivable .........................................              69               --
      Proceeds from Long-Term Debt ...........................................          22,087               --
      Payments of Long Term Debt .............................................          (9,273)          (1,121)
      Debt Issuance Costs ....................................................          (9,558)              --
      Deferred Royalty Liability .............................................           5,686               --
      Dividends on Preferred Stock ...........................................            (621)            (627)
                                                                                      --------         --------
Net Cash Provided by/(Used in) Financing Activities ..........................           8,390           (1,748)

NET INCREASE IN CASH .........................................................           6,458            3,145

Cash, restricted cash and cash equivalents - beginning of period .............          20,913           16,215
                                                                                      --------         --------

Cash, restricted cash and cash equivalents - end of period ...................        $ 27,371         $ 19,360
                                                                                      ========         ========

Supplemental disclosure of cash flow information:
      Cash paid for interest .................................................        $  5,452         $  5,181
      Contingent Note Receivable .............................................           2,502               --
      Note Receivable from Sale of Partnership Interest ......................          14,000               --
      Gain on Acquisition of Debt ............................................           2,728               --

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

NOTE C - INCOME TAXES

The nine-month financial statements for the period ended September 30, 2004 reflect a decrease in the deferred tax asset due to the gains associated with the CPIF, as defined in Note G, the purchase of subordinated indebtedness at a discount to the face value of the note and the gain associated with the AJG genco transaction less the write off of the investment in SEFL, as defined below. (See Notes G and K for a description of these transactions). In the first nine months of 2003 the increase in the deferred tax asset balance reflects increased net operating loss carry-forwards produced in that period.

NOTE D - ADDITIONAL CAPITAL

For the nine months ended September 30, 2004, and September 30, 2003, no stock options were exercised.

NOTE E - INVESTMENTS

Scandinavian Energy Finance, Limited / EnergiSystem i Sverige AB. In March 2002, together with EIC Electricity SA ("EIC"), a Swiss investment company specializing in energy investments, the Company formed a joint venture, Scandinavian Energy Finance Limited ("SEFL") and financed a new Swedish energy group, EnergiSystem i Sverige AB ("ESS"). SEFL had a 25 year option to acquire 90% of the fully diluted equity of ESS for a nominal sum, which it exercised in December 2003. As part of the transaction, EnergiSystem acquired seven operating district energy systems and several late-stage development projects.

SEFL provided approximately $56 million to ESS in the form of financing. Approximately $45 million of this amount was made in the form of a senior secured convertible debenture to ESS and approximately $11 million was in the form of a subordinated loan to EnergiSystem. The senior secured convertible debenture carried an interest rate of approximately 6% per annum. The subordinated loan carried an interest rate of approximately 13%. A Swedish bank provided SEFL with approximately $45 million of long term financing on a non-recourse basis to SEFL's stockholders. The financing carried a variable interest rate of the Stockholm Inter-Bank Offered Rate ("STIBOR") plus 30 basis points per annum, capped at 4.7% for the first 5 years and a rate of STIBOR plus 110 basis points per annum thereafter. The loan had a 25 year term with no amortization during the first ten years.

We initially invested approximately $5 million in cash and 167,976 of our common shares, valued at approximately $769,000 in SEFL, and EIC invested its proportionate share in cash.

On September 30, 2003 ESS sold a 2% interest in SEFL (See Note H) to Borg Energi AB for $223,000. Due to the issuance of additional common stock to EIC for additional investments in the fourth quarter of 2003, the Company's ownership interest in SEFL was reduced to 32% and was accounted for using the equity method in 2003. The investment in SEFL including equity investments, inter-company loans and unrepatriated retained earnings amounted to approximately $8.2 million.

As indicated in Note I to the Consolidated Financial Statements for the period ended March 31, 2004, the Company disclosed pending litigation associated with the SEFL investment. As of the end of that quarter, the Company had reserved its entire $8.2 million investment in SEFL.

On July 8 2004 in the context of an overall settlement, SEFL sold its loan and equity investments in ESS to its primary lender, Lantbrukskredit AB ("LBK) for
35.5 million Kronor and a release of SEFL and its shareholders from all obligations under the financing agreements with LBK. In addition, USEY and ESS terminated their service agreement. From the 35.5 million Kronor received from LBK, SEFL paid the Company $1.1 million as repayment of an intercompany loan from the Company to SEFL. Since the amount reserved for SEFL included this intercompany loan, the $1.1 million has been recognized during the third quarter of 2004 as a reduction in the reserve amount. The $1.1 million was received on July 21, 2004. Subsequent to the overall settlement, the total investment in SEFL was written off against the reserve account.

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

Following is a summary of the prior period adjustments made to the audited financial statements:

-----------------------------------------------------------------------------------------
Balance Sheet:                         (dollars in thousands)
-----------------------------------------------------------------------------------------
              Deferred Tax Asset     Goodwill     Minority Interest     Retained Earnings
-----------------------------------------------------------------------------------------
Year 2003          $(7,283)          $  (430)          $(3,528)              $(4,185)
-----------------------------------------------------------------------------------------

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

Sale of Canadian District Energy Systems

The Company sold to a subsidiary of CPIF, all of the capital stock of USE Canada Holdings Corp ("USE Canada"), a wholly owned subsidiary that owned two Canadian based district energy systems. The Company received approximately $15.2 million including $1.6 million for the repayment of inter-company debt related to USE Canada and $13.6 million from the sale of the stock. The sale price was determined pursuant to arms-length negotiation between the Company and CPIF, with the involvement of the underwriters of CPIF's initial public offering. The after tax gain on the sale of the Canadian District Energy System was $4,560,000.

USEB Loans

Countryside Canada Power, Inc. ("Countryside Canada"), a subsidiary of CPIF, purchased the existing senior debt relating to certain of USEB's projects ("Existing Loans") from the holders thereof. One of such holders, AJG Financial Services Inc.("AJG"), a subsidiary of Arthur J. Gallagher, Inc., was paid an aggregate of $6,419,800 (inclusive of principal and accrued interest) for its portion of the Existing Loans. AJG and its affiliates beneficially own more than five percent of our common stock

Upon acquisition of the Existing Loans, a subsidiary of the Fund advanced additional funds of $23.8 million ("Additional Advances") to USEB and amended the Existing Loans to, among other things, cover the Additional Advances and to modify certain loan covenants that were restrictive to USEB. Among other things, the Additional Advances were used to fund (i) approximately $9.6 million in costs related to the acquisition and amendment of the Existing Loans (ii) a debt service reserve account in the amount of $2 million, (iii) additional deposits of $8,200,000 into the Illinois Reserve account established to fund reimbursement payments due to the State of Illinois under the Illinois subsidy and (iv) an improvement reserve of $4 million established to fund USEB capital projects. Including the Additional Advances, the USEB Loans have a principal amount of approximately $81 million. The USEB Loans are denominated in Canadian dollars and the principal amount of such loans is Cdn$107 million. The loans purchased by CPIF are obligations of USEB, which are secured by a first ranking lien held by Countryside Canada on all of USEB's assets (with specified exceptions) and are generally guaranteed by USEB's subsidiaries. The guaranty obligations of the USEB subsidiaries are secured by the assets of such subsidiaries (with specified exceptions). The interest rate on the USEB Loans is 11% per annum, principal and interest is payable monthly, and the loans mature in 2019, subject to mandatory prepayment upon the occurrence of specified events and prepayment at the election of the lender after ten years.

Due to the requirement in the amended loan documents that debt service payments be made to CPIF in Canadian dollars, USEB has entered into a three year hedge agreement with TD Bank fixing the US dollar to Canadian dollar exchange rate at US$0.76 per Canadian dollar. The agreement fixes the US Dollar amount USEB pays CPIF for the monthly principal and interest payments for the 3 year term of the agreement. Upon the expiration of the hedge agreement in April, 2007, USEB may be exposed to foreign currency risk at that time. According to the terms of the loan agreement with CPIF, USEB is required to maintain a foreign currency hedge agreement for a minimum of 75% of the remaining debt service payments. USEB will be at risk for fluctuations in the currency exchange rate should the rate vary from the exchange rate existing in the expiring hedge agreement.

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

AJG Genco Transaction

In April 2004, AJG paid Resources Generating Systems, Inc., (RGS) a wholly owned subsidiary of USEB, for an interest it had previously acquired in Illinois Electrical Generation Partners, II L.P. (IEGP II). The amount paid was $16 million of which $14 million is payable pursuant to a non-recourse note. The note bears interest at the rate of 15% per annum, matures in 2024, provides for scheduled amortization and is secured by AJG's ownership interest in IEPG II. AJG may defer payments on the note under specified circumstances and in the event AJG does not make scheduled principal and interest payments because distributions from IEGP II are insufficient to fund such payments. AJG's obligations under the note will accrue without triggering an event of default. During the period ending 30 days after the term of this note, RGS has the right to acquire from AJG, and RGS may be required to buy from AJG, AJG's interests in Illinois Electrical Generation Partners LP ("IEGP") and IEGP II on specified terms.

IEGP is the indirect owner of three biogas projects and IEGP II is the indirect owner of seven biogas projects.

The completion of this transaction resulted in a $16,000,000 non-recurring pre-tax gain for USEB recorded in the nine month period ended September 30, 2004. The USEY portion of this gain after allowing for Cinergy's minority interest and taxes amounts to $5,384,000.

NOTE H - BASIS OF PRESENTATION

As indicated in Note E the Company formed a joint venture Scandinavian Energy Finance, Limited ("SEFL") for the distribution of biomas-fueled energy to 800 customers in Sweden. The Company originally acquired a 51% interest in the SEFL venture for approximately $5.8 million and, accordingly, the joint venture's financial statement had been consolidated with the Company's Financial Statements. Effective September 30, 2003 the Company sold a 2% interest in the SEFL venture for $231,000 reducing its interest to 49%. The Company's interest was further reduced to 32% in the Fourth Quarter of 2003. As a result, the Company's investment in the SEFL joint venture was accounted for using the equity method. The deconsolidation of the SEFL Joint Venture had a significant effect on the Company's consolidated total assets. As indicated in Note E, SEFL has sold its investments in the Swedish energy business to SEFL's senior lender. The Company has fully eliminated its investment in SEFL from its financial statements.

NOTE I - TRANSACTION AND DEBT ISSUANCE COSTS

Transaction and Debt Issuance Costs totaling $12,185,000 consisting of non-recurring expenses associated with the completion of the transaction with CPIF were expensed during the period. Included in this amount is $9,886,000 reimbursed to CPIF related to expenses incurred by CPIF in the acquisition of the Existing Loans from the existing lenders and $2,299,000 of unamortized debt issuance costs related to the debt acquired by CPIF that remained on USEB books.

Debt issuance costs are amortized on a straight-line basis over the terms of the financing. For the nine months ended September 30, 2004, the amount amortized to expense was approximately $500,000 and the unamortized balance as of September 30, 2004 was $11,463,000. This amount will be amortized over 15 years, the remaining term of the debt, with the annual amortization expense equal to approximately $793,000 per annum.

NOTE J -- DISCONTINUED OPERATIONS

The Company sold its USE Canada operation to the Countryside Fund. The closing date of the sale was April 8, 2004. The sale of USE Canada resulted in that entity becoming a discontinued operation in 2003 and was categorized as such on previous financial statements. Assets and liabilities categorized as discontinued operations were as follows:

      ---------------------------------------------------------------------
                                                                  Year 2003
                                                                  ---------
      ---------------------------------------------------------------------
      Assets:
      ---------------------------------------------------------------------
      Cash                                                         $   676
      ---------------------------------------------------------------------
      Accounts Receivable                                            1,813
      ---------------------------------------------------------------------
      Other Current Assets                                             833
      ---------------------------------------------------------------------
      Property Plant and Equipment                                  22,948
      ---------------------------------------------------------------------
      Deferred Tax Asset                                             1,678
      ---------------------------------------------------------------------
      Other Assets                                                     232
                                                                   -------
      ---------------------------------------------------------------------
      Total Assets                                                 $28,180
      =====================================================================

      ---------------------------------------------------------------------
      Liabilities:
      ---------------------------------------------------------------------
      Current Portion of Long Term Debt                            $ 2,013
      ---------------------------------------------------------------------
      Accounts Payable and Other                                     2,316
      ---------------------------------------------------------------------
      Long Term Debt less Current Portion                           17,416
                                                                   -------
      ---------------------------------------------------------------------
      Total Liabilities                                            $21,745
      =====================================================================

These assets and liabilities are reflected on the year 2003 Balance Sheet under the caption "Assets to be disposed of" and "Liabilities to be disposed of".

USE Canada was purchased by the Company on June 11, 2001. Total revenues for USE Canada for the first nine months of 2003 were $ 9,456,000.

The Company sold Geothermal, LLC on June 30, 2003. Revenues for Geothermal, LLC for the first six months of 2003 were $1,003,000.

NOTE K -- OTHER INCOME - ACQUISITION OF INDEBTEDNESS

On September 30, 2004, USEB purchased the subordinated note issued by USEB to AJG Financial Services, Inc. The note, with an outstanding principal amount of $5,728,883 plus outstanding accrued interest, was purchased for $3,000,000. The purchase resulted in a non-recurring gain during the current reporting period of $2,728,000 equal to the difference between the acquisition price and the note's face value. The gain has been recorded as Other Income in the financial statements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Income for the three and nine months ended September 30, 2004 are lower than reported in the corresponding periods in the prior year due to a number of events affecting the Company. These events include: the sale of USE Canada to the CPIF, the change in accounting for SEFL to the equity method, the reserve for the SEFL investment and the sale of Geothermal LLC. USE Canada and Geothermal LLC are reflected on the statement of operations under the caption "Income from Discontinued Operations". See Notes H and J to the financial statements.

The Company's revenues for the three month period ending September 30, 2004 were $6,213,000, a decrease of $2,493,000, or 29%, compared with the three month period ending September 30, 2003. For the nine month period ending September 30, 2004, revenues were $15,809,000, a decrease of $13,130,000, or 45%, compared to the similar nine month period in 2003. The primary reason for the decrease was the recording, during the 2003 comparative periods, of revenues from USE Canada and USE Geothermal operations that were not included in revenues for the 2004 periods. The table below indicates the revenues for the comparative periods pertaining to these operations:

                                                      Three Months Ended               Nine Months Ended
                                                        (in thousands)                  (in thousands)
                                                -------------------------------  -------------------------------
                                                 Sept. 30, 2004  Sept. 30, 2003  Sept. 30, 2004   Sept. 30, 2003
                                                 --------------  --------------  --------------   --------------
   USE Canada  Revenues                                   --         $ 2,315              --          $ 9,456
   USE Geothermal Revenues                                --              --              --            1,003
                                                     -------         -------         -------          -------
   Total                                                  --         $ 2,315              --          $10,459
                                                     =======         =======         =======          =======

The decrease in revenues from these operations is offset by decreases in operating expense and interest expense related to the assets.

After adjusting total revenues for revenues from the sold operations, revenues for the three and nine month period ended September 30, 2004 decreased by $178,000, or 3%, and $2,671,000, or 14%, respectively. These decreases were primarily due to a USEB project that terminated operations in 2003 due to a contract termination and to the elimination of other revenues related to operations which were offset by operating expenses as indicated below.

Operating expenses for the three month period ending September 30, 2004 were $2,523,000, a decrease of $1,786,000, or 41%, compared with the three month period ending September 30, 2003. For the nine month period ending September 30, 2004, operating expenses were $7,454,000, a decrease of $8,025,000, or 52%, compared to the similar nine month period in 2003. The primary reason for the decrease was the recording during the 2003 comparative periods, of operating expenses related to the operations of USE Canada and USE Geothermal operations. There were no operating expenses pertaining to these operations during the 2004 periods. The table below indicates the operating expenses for the comparative periods pertaining to these operations:

                                                      Three Months Ended               Nine Months Ended
                                                        (in thousands)                  (in thousands)
                                                -------------------------------  -------------------------------
                                                 Sept. 30, 2004  Sept. 30, 2003  Sept. 30, 2004   Sept. 30, 2003
                                                 --------------  --------------  --------------   --------------
   USE Canada  Operating Expenses                         --         $ 1,494              --          $ 6,702
   USE Geothermal Operating Expenses                      --              --              --              400
                                                     -------         -------         -------          -------
                                                          --         $ 1,494              --          $ 7,102
                                                     =======         =======         =======          =======

After adjusting operating expenses for expenses from the sold operations, operating expenses for the three and nine month period ended September 30, 2004 decreased by $292,000, or 10%, and $923,000, or 11%, respectively. The decrease was primarily due to the termination of a USEB operating project in 2003 due to a contract termination and to the elimination of expenses related to operations which were offset by the elimination of revenues as indicated above.

General and Administrative expenses for the three month periods ending September 30, 2004 were $1,733,000, a decrease of $31,000, or 2%, compared with the three month period ending September 30, 2003. For the nine month period ending September 30, 2004, general and administrative expenses were $3,415,000, a decrease of $1,378,000, or 29%, compared to the corresponding nine month period in 2003. The decrease is summarized in the following schedule:

                                                      Three Months Ended               Nine Months Ended
                                                        (in thousands)                  (in thousands)
                                                -------------------------------  -------------------------------
                                                 Sept. 30, 2004  Sept. 30, 2003  Sept. 30, 2004   Sept. 30, 2003
                                                 --------------  --------------  --------------   --------------
   Salaries, Incentives & Other Compensation         $   423         $   527         $ 4,706          $ 1,745
   Legal and Professional                                 89             231             320              556
   Insurance                                             110             117             389              504
   Corporate Expenses                                    132             286             346              656
   Other                                                 979             603           1,115            1,332
   CPIF Transaction Costs                                 --              --           1,378               --
   CPIF Expense Reimbursement                             --              --          (4,839)              --
                                                     -------         -------         -------          -------
   Total                                             $ 1,733         $ 1,764         $ 3,415          $ 4,793
                                                     =======         =======         =======          =======

A portion of the change in general and administrative expenses is due to the recording during the 2003 periods of expenses related to USE Canada and USE Geothermal operations. There were no general and administrative expenses related to these operations during the 2004 periods. The table below indicates the general and administrative expenses for the respective periods related to these assets:

                                                      Three Months Ended               Nine Months Ended
                                                        (in thousands)                  (in thousands)
                                                -------------------------------  -------------------------------
                                                 Sept. 30, 2004  Sept. 30, 2003  Sept. 30, 2004   Sept. 30, 2003
                                                 --------------  --------------  --------------   --------------
   USE Canada                                             --         $   186              --          $   550
   USE Geothermal                                         --              --              --              322
                                                     -------         -------         -------          -------
                                                          --         $   186              --          $   872
                                                     =======         =======         =======          =======

After adjusting general and administrative expenses for expenses from the sold operations, general and administrative expenses increased for the three month period by $155,000, or 10%, and decreased for the nine month period by $506,000, or 13%. During the nine month period ended September 30, 2004, general and administrative expenses included the reimbursement from CPIF of $4,839,000 for expenses incurred by the Company related to the CPIF transaction. This reimbursement offset incentive compensation awarded to employees and officers in connection with the CPIF transaction and per existing employment agreements which, combined, totaled $3.2 million and $1,378,000 of costs associated with the CPIF transaction.

Depreciation and amortization expenses for the three month period ending September 30, 2004 were $1,232,000, an increase of $154,000, or 14%, compared with the three month period ending September 30, 2003. Depreciation and amortization expenses for the nine month period ending September 30, 2004 were $3,298,000, a decrease of $56,000, or 2%, compared to the similar nine month period in 2003. A portion of these changes is the result of the recording, during the 2003 comparative periods, of depreciation related to USE Canada and USE Geothermal operations. The table below indicates the depreciation for the comparative periods pertaining to these operations:

                                                      Three Months Ended               Nine Months Ended
                                                        (in thousands)                  (in thousands)
                                                -------------------------------  -------------------------------
                                                 Sept. 30, 2004  Sept. 30, 2003  Sept. 30, 2004   Sept. 30, 2003
                                                 --------------  --------------  --------------   --------------
   USE Canada  Depreciation                               --         $   194              --          $   565
   USE Geothermal Depreciation                            --              --              --              126
                                                     -------         -------         -------          -------
                                                          --         $   194              --          $   691
                                                     =======         =======         =======          =======

After adjusting depreciation and amortization expenses for expenses from the sold operations, the expense increased by $348,000, or 39%, and $635,000, or 24%, for the comparative three and nine month periods. The increase is related to an increase in the amortization of debt issuance costs resulting from the CPIF transactions plus an increase in depreciation from the USEB assets due to the adjustment of the book value of certain assets to reflect current values.

Other Income of $2,357,000 for the three and nine month period ended September 30, 2004, primarily resulted from the company's purchase of a subordinated note issued by USEB to AJG Financial Services. The note, with an outstanding principal amount of $5,728,883 plus outstanding accrued interest, was purchased for $3,000,000. The purchase resulted in a non recurring gain during the three month period ended September 30, 2004 of $2,728,883. The gain represents the acquisition price below the note's face value.

Interest Income increased by $352,000 and $849,000 for the comparative three and nine months periods ended September 30. The increase is due to interest income from the AJG Financial Services, Inc note receivable as discussed in Note G.

Interest Expense for the three month period ending September 30, 2004 was $2,406,000, an increase of $94,000, or 4%, when compared to the three month period ending September 30, 2003. Interest expense for the nine month period ending September 30, 2004 was $6,842,000, an increase of $153,000, or 2%, compared to the similar nine month period in 2003. Interest expense for the 2003 comparative periods included interest related to USE Canada and USE Geothermal operations. The table below indicates the interest expense for the comparative periods pertaining to these operations:

                                                      Three Months Ended               Nine Months Ended
                                                        (in thousands)                  (in thousands)
                                                -------------------------------  -------------------------------
                                                 Sept. 30, 2004  Sept. 30, 2003  Sept. 30, 2004   Sept. 30, 2003
                                                 --------------  --------------  --------------   --------------
   USE Canada  Interest Expense                           --         $   326              --          $   963
   USE Geothermal Interest Expense                        --              --              --               --
                                                     -------         -------         -------          -------
                                                          --         $   326              --          $   963
                                                     =======         =======         =======          =======

After adjusting interest expense for expenses from the sold operations, interest expense for the three and nine month periods ended September 30, 2004 increased by $420,000, or 21%, and $1,116,000, or 19%, respectively. The increase is due to the increase in the amount of debt and the interest rate on that debt from the CPIF transaction.

Transaction Costs totaling $12,185,000 consisting of non-recurring expenses associated with the completion of the CPIF transaction were expensed during the period. Included in this amount is $9,886,000 reimbursed to CPIF related to expenses incurred by CPIF in their acquisition of the Existing Loans and $2,299,000 of unamortized debt issuance costs related to the debt acquired by CPIF that remained on USEB books.

Income from discontinued operations reflects the after tax net income applicable to the Canadian District Energy System (USE Canada) which was sold to CPIF in April 2004 and Geothermal, LLC (Steamboat) which was sold in June 2003.

Gain on sale of subsidiaries reflects the sale of USE Canada to CPIF and the gain resulting from AJG's payment for its 50% ownership interests in IEGP II that it had previously acquired. The after-tax gain on the sale of USE Canada amounted to $4,561,000 and the net gain on AJG's payment for its interest in IEGP II after allowing for taxes and minority interest amounted to $5,384,000. For additional information on these items see note G to the consolidated financial statements.

Comprehensive Income for the three month period ending September 30, 2004 was $302,000. This income is comprised of marked to market valuations for the foreign currency exchange hedging arrangement and open equity positions in the investment accounts. For the three month period comprehensive income related to the foreign currency exchanges hedging arrangement amounted to $409,000, net of taxes and minority interest, less an offsetting loss related to the mark to market for the open equity positions of $107,000. For the nine month period ending September 30, 2004, the

Comprehensive Loss included the items described above plus an additional comprehensive loss of $422,000 related to USE Canada operations.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, cash and cash equivalents totaled approximately $27,371,000 of which $16,794,000 was unrestricted, compared with $20,913,000 at December 31, 2003 of which $3,210,000 was unrestricted. In addition, the Company also had $17,539,000 in restricted investment accounts. When combined, the total cash and investment accounts totaled $44,910,000 as of September 30, 2004.

In connection with notes payable by USEB, which are guaranteed by certain USEB subsidiaries, the lender requires the subsidiaries to maintain various restricted cash accounts and investment accounts, which, at September 30, 2004, amounted to $28,116,000. These restricted cash and investment accounts include a reserve for the repayment of the Illinois incentive liability, a debt service reserve and a construction reserve from which USEB can fund portfolio expansion. Prior to the CPIF transaction, certain lenders required USEB and certain of its subsidiaries to hold in restricted project revenue accounts, referred to in the table below as Lender Reserve Accounts. With the restructuring of these loans through the CPIF transaction, the requirement to maintain these project revenue accounts was eliminated. A summary of the restricted cash accounts at September 30, 2004 and December 31, 2003 follows:

                                                     -------------------------------------------------
                                                     As of September 30, 2004  As of December 31, 2003
                                                          (in thousands)            (in thousands)
                                                     -------------------------------------------------
Illinois Reserve Account - Cash                              $ 3,016                   $11,192
Illinois Reserve Account - Marketable Securities              17,539                        --
Debt Service Reserve Account                                   2,005                        --
Construction Reserve Account                                   4,010                        --
Lender Reserve Account                                            --                     5,750
Dividend Reserve Account                                       1,408                       731
Other Reserve Accounts                                           138                        30
                                                     -------------------------------------------------
Total                                                        $28,116                   $17,703
                                                     =================================================

The increases in total cash and cash equivalents during the first nine months of 2004 amounting to $6,458,000 primarily reflect funds received from the CPIF transaction. During the first nine months of 2004, cash flow of $689,000 was generated by operating activities offset by $2,621,000 used in financing activities and $8,390,000 provided by financing activities.

We continue to evaluate current and forecasted cash flow as a basis to determine financing and funding requirements for operations and capital expenditures. We believe that we have sufficient cash flow from operations and working capital including unrestricted cash on hand to satisfy all obligations under outstanding indebtedness, to finance anticipated capital expenditures and to fund working capital requirements and other possible contingencies during the next twelve months.

OFF BALANCE SHEET ARRANGEMENTS

As discussed in Note G - Sale of Subsidiaries-USEB Loans, USEB, in connection with the CPIF transaction, entered into a hedging arrangement fixing the US dollar to the Canadian dollar exchange rate at US$0.76 per Canadian dollar. This hedge arrangement transfers the risks and benefits of US dollar to Canadian dollar currency fluctuations from USEB to the counterparty to such arrangement until April 2007 at which time USEB is required to enter into a new arrangement for at least 75% of debt service payments. In accordance with FAS 133, this hedge arrangement is deemed a derivative security.

Changes in the currency exchange rate since the inception of the arrangement have been such that the US dollar has weakened when compared to the Canadian dollar. As of September 30, 2004, the exchange rate was approximately US$0.79 per Canadian dollar. Due to the requirement that debt service payments be made to CPIF in Canadian dollars, without the hedge arrangement, USEB would have been required to increase the US dollar denominated debt service payments in order to offset the increase in the US dollar to Canadian dollar exchange rate. Thus, this hedging arrangement is designed to fix the USEB debt service payments to CPIF notwithstanding currency fluctuations.

Due to the weakening of the US dollar and the resultant change in the currency exchange rate, the estimated present value of the hedge arrangement at September 30, 2004 has increased by approximately $1,213,000 since its inception. After reflecting US taxes ($461,000) and the minority interest component of the hedge value ($343,000) the net amount is $409,000.

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

It is our general policy to not enter into any interest rate, foreign currency or derivative transactions as a hedge against these market risks as the underling assets and investments are long-term in nature except what is required under the terms of the USEB loans. See Note G to the financial statements and to Management's Discussion and Analysis of Financial Conditions and Results of Operations - Off Balance Sheet Arrangements.

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

Item 5 - Other Information

      As noted in our Current Report on Form 8-K filed November 1, 2004 (the "8-K"), Goran Mornhed advised that he was, among other things, terminating his employment agreement. Our Board of Directors and/or a committee thereof are currently evaluating Mr. Mornhed's claims which are described in the 8-K.

      In September and October 2004 we issued, pursuant to our 2000 Executive Incentive Compensation Plan ("the Plan"), the following restricted stock units (pursuant to agreements, the forms of which have been filed as exhibits), to the directors and executive officers identified below (capitalized terms used without being defined herein shall have the meanings ascribed to such terms by the Plan):

                                                       Number of Restricted
Name                                                   Stock Units
----                                                   -----------
Lawrence I. Schneider                                  434,783(1)
Stephen Brown                                            5,000(2)
Evan Evans                                               7,051(2)
Kenneth Leung                                            5,128(2)(3)
Irving Levine                                            4,615(2)(3)
Carl Greene                                              8,333(2)
Allen J. Rothman                                       108,696(1)
Richard J. Augustine                                    36,232(1)

(1) Received the Officer's Restricted Stock Unit Award Agreement. Generally, this agreement provides that the restricted stock units vest in four equal annual installments beginning on or about the first anniversary of the grant date, subject to acceleration upon a Change in Control or termination of the employment relationship (other than the voluntary termination of employment by the recipient or the recipient's termination for Cause, in which case, the restricted stock units are forfeited, to the extent they have not vested). Vested shares will be delivered to the recipient on the earlier to occur of a date selected by the recipient (i.e., generally to the extent their allotment of restricted stock units has vested in full), their death, disability, termination of employment, the passage of time and a Change in Control.

(2) Received the Director's Restricted Stock Unit Award Agreement. Generally, this agreement provides for the deferral of the receipt of the shares of common stock underlying the restricted stock units until the earlier of the recipient's death, disability, Change in Control and cessation of such person's service as a director.

      10    Messrs. Leung and Levine no longer serve as directors.

Item 6 - Exhibits

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

--------------------------------------------------------------------------------
Exhibit
Number            Description
--------------------------------------------------------------------------------
2.3               Agreement and Plan of Reorganization and Merger dated as of
                  November 28, 2000, by and among U.S. Energy Systems, Inc. ("US
                  Energy"), USE Acquisition Corp. ("US Energy Sub"), and Zahren
                  Alternative Power Corp. ("Zapco") (without schedules or
                  exhibits) (the "Merger Agreement"). (11)
--------------------------------------------------------------------------------
2.4               Amendment No 1 dated as of the 11th day of December, 2000 to the Merger Agreement. (11)
--------------------------------------------------------------------------------
2.5               Amendment No. 2 dated as of the 19th day of December, 2000 to the Merger Agreement. (15)
--------------------------------------------------------------------------------
2.6               Amendment No. 3 dated as of the 19th day of January, 2001 to the Merger Agreement. (15)
--------------------------------------------------------------------------------
2.7               Amendment No. 4 dated as of the 23rd day of February, 2001 to the Merger Agreement. (15)
--------------------------------------------------------------------------------
2.8               Amendment No. 5 dated April 30, 2001 to the Merger Agreement.
                  (16)
--------------------------------------------------------------------------------
2.9               Stock Purchase Agreement dated as of June 11, 2001 by and
                  between USE Canada Acquisition Corp. and Trigen-Canada Company
                  LLC. (17)
--------------------------------------------------------------------------------
2.10              Amendment No. 6 dated as of November 1, 2002 to the merger
                  Agreement. (18)
--------------------------------------------------------------------------------
2.11              Amendment No. 7 dated as of the 10th day of February, 2003 to the Merger Agreement. (19)
--------------------------------------------------------------------------------
2.12              Amendment No. 8 dated as of the 13th day of March, 2003 to the
                  Merger Agreement. (19)
--------------------------------------------------------------------------------
2.13              Amendment No. 9 dated as of the 15th day of April, 2003 to the
                  Merger Agreement (21)
--------------------------------------------------------------------------------
2.14              Amendment No. 10 dated as of the 14th day of May, 2003 to the
                  Merger Agreement (21)
--------------------------------------------------------------------------------
2.15              Amendment No. 11 dated as of the 11th day of June, 2003 to the
                  Merger Agreement (21)
--------------------------------------------------------------------------------
2.16              Amendment No. 12 dated as of the 29th day of June, 2003 to the
                  Merger Agreement (21)
--------------------------------------------------------------------------------
2.17              Amendment No. 13 dated as of the 11th day of July, 2003 to the
                  Merger Agreement (21)
--------------------------------------------------------------------------------
2.18              Amendment No. 14 dated as of the 28th day of July, 2003 to the
                  Merger Agreement (21)
--------------------------------------------------------------------------------
3.1               Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware. (1)
--------------------------------------------------------------------------------
3.2               By-Laws of the Company (2)
--------------------------------------------------------------------------------
3.3               Articles of Organization of Steamboat Envirosystems, L.C (1)
--------------------------------------------------------------------------------
3.4               Certificate of Amendment of Amended and Restated Certificate
                  of Incorporation of the Company (10)
--------------------------------------------------------------------------------
3.5               Certificate of Increase of Series A Convertible Preferred
                  Stock of the Company (10)
--------------------------------------------------------------------------------
3.6               Amended and Restated By-Laws of US Energy (11)
--------------------------------------------------------------------------------
3.7               Form of Certificate of Designation for US Energy's Series C
                  Preferred Stock (15)
--------------------------------------------------------------------------------
3.8               Form of Certificate of Designation for US Energy's Series D
                  Preferred Stock (15)
--------------------------------------------------------------------------------
3.9               Certificate of Correction to Certificate of Designation of
                  Series A Preferred Stock (15)
--------------------------------------------------------------------------------
3.10              Certificate of Correction to Certificate of Designation of
                  Series B Preferred Stock (15)
--------------------------------------------------------------------------------
4.1               Specimen Stock Certificate (1)
--------------------------------------------------------------------------------
4.2               Form of Warrant (1)
--------------------------------------------------------------------------------
4.3               Form of Warrant Agreement (1)
--------------------------------------------------------------------------------
4.4               Form of Representative's Purchase Option (1)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Exhibit
Number            Description
--------------------------------------------------------------------------------
4.5               Certificate of Designation of Series A Convertible Preferred
                  Stock of the Company as filed with the Secretary of State of
                  Delaware on March 23, 1998 (7)
--------------------------------------------------------------------------------
4.6               Certificate of Designation of Series B Convertible Preferred
                  Stock of the Company as filed with the Secretary of the State of Delaware (14)
--------------------------------------------------------------------------------
4.7               Amended and Restated Plan of Recapitalization dated as of July
                  31, 2000 by and between the Company and the parties identified therein. (15)
--------------------------------------------------------------------------------
4.8               Form of Series B Warrant to Purchase Shares of Common Stock
                  (10)
--------------------------------------------------------------------------------
4.9               Form of Series C Redeemable Common Stock Purchase Warrant of
                  US Energy (11)
--------------------------------------------------------------------------------
10.1              Plan of Reorganization of Cogenic Energy Systems, Inc. (2)
--------------------------------------------------------------------------------
10.2              8% Convertible Subordinated Debenture due 2004 (2)
--------------------------------------------------------------------------------
10.5              Purchase Agreement, dated as of January 24, 1994, between Lehi
                  Co-Gen Associates, L.C. and Lehi Envirosystems, Inc. (2)
--------------------------------------------------------------------------------
10.6              Operating Agreement among Far West Capital, Inc., Suma
                  Corporation and Lehi Envirosystems, Inc. dated January 24,
                  1994 (2)
--------------------------------------------------------------------------------
10.7              Form of Purchase and Sale Agreement between Far West Capital,
                  Inc., Far West Electric Energy Fund, and L.P., 1-A
                  Enterprises, the Company and Steamboat LLC (1)
--------------------------------------------------------------------------------
10.8              Form of Operation and Maintenance Agreement between Steamboat
                  LLC and S.B. Geo, Inc. (1)
--------------------------------------------------------------------------------
10.9              Letter Agreement, dated as of November 8, 1994, between the
                  Company, PSC Cogeneration Limited Partnership, Central Hudson
                  Cogeneration, Inc. and Independent Energy Finance Corporation
                  (1)
--------------------------------------------------------------------------------
10.10             Agreement among the Company, Plymouth Envirosystems, Inc., IEC
                  Plymouth, Inc. and Independent Energy Finance Corporation
                  dated November 16, 1994 (1)
--------------------------------------------------------------------------------
10.11             Amended and Restated Agreement of Limited Partnership of
                  Plymouth Cogeneration Limited Partnership between PSC
                  Cogeneration Limited Partnership, Central Hudson Cogeneration,
                  Inc. and Plymouth Envirosystems, Inc. dated November 1, 1994
                  (1)
--------------------------------------------------------------------------------
10.12             Amended and Restated Agreement of Limited Partnership of PSC
                  Cogeneration Limited Partnership among IEC Plymouth, Inc.,
                  Independent Energy Finance Corporation and Plymouth
                  Envirosystems, Inc. dated December 28, 1994 (1)
--------------------------------------------------------------------------------
10.13             Purchase and Sale Agreement, dated as of December 31, 1995, between the Company, Far West Capital, Inc., Far West Electric
                  Energy Fund, L.P., 1-A Enterprises and Steamboat Enviro
                  systems, LLC (1)
--------------------------------------------------------------------------------
10.13(a)          Letter Agreement, dated September 25, 1996, between the
                  Company and Far West Capital, Inc. (1)
--------------------------------------------------------------------------------
10.16             Security Agreement and Financing Statement among the Company,
                  Lehi Envirosystems, Inc., Plymouth Envirosystems, Inc. and
                  Anchor Capital Company, LLC dated June 14, 1995, as amended
                  (1)
--------------------------------------------------------------------------------
10.20             Lease dated September 1, 1995 between the Company and Gaedeke
                  Holdings, Ltd. (1)
--------------------------------------------------------------------------------
10.21             Documents related to Private Placement (1)
--------------------------------------------------------------------------------
10.21(a)          Certificate of Designations (1)
--------------------------------------------------------------------------------
10.22             Purchase Agreement between the Company and Westinghouse
                  Electric Corporation dated as of November 6, 1995 and
                  amendments thereof (1)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Exhibit
Number            Description
--------------------------------------------------------------------------------
10.25(a)          Long-Term Agreement for the Purchase and Sale of Electricity
                  Between Sierra Pacific Power Company and Far West Capital,
                  Inc. dated October 29, 1988 (1)
--------------------------------------------------------------------------------
10.25(b)          Assignment of Interest, dated December 10, 1988 by and between
                  Far West Capital, Inc. and 1-A Enterprises (1)
--------------------------------------------------------------------------------
10.25I            Letter dated August 18, 1989 by Gerald W. Canning, Vice
                  President of Electric Resources, consenting to the Assignment of Interest on behalf of Sierra Pacific Power Company (1)
--------------------------------------------------------------------------------
10.26(a)          Agreement for the Purchase and Sale of Electricity, dated as of November 18, 1983 between Geothermal Development Associates and Sierra Pacific Power Company (1)
--------------------------------------------------------------------------------
10.26(b)          Amendment to Agreement for Purchase and Sale of Electricity,
                  dated March 6, 1987, by and between Far West Hydroelectric
                  Fund, Ltd. and Sierra Pacific Power Company (1)
--------------------------------------------------------------------------------
10.27             Loan and Option Agreement dated August, 1996 by and among NRG
                  Company, LLC and Reno Energy, LLC and ART, LLC and FWC Energy,
                  LLC, and amendments thereto (1)
--------------------------------------------------------------------------------
10.28             Promissory Note dated August 9, 1996 for $300,000 from Reno
                  Energy, LLC to NRG Company, LLC (1)
--------------------------------------------------------------------------------
10.29             Letter of Intent dated July 15, 1996 on behalf of Reno Energy,
                  LLC (1)
--------------------------------------------------------------------------------
10.30             Limited Liability Company Operating Agreement of NRG Company,
                  LLC dated as of September 8, 1996, and amendments thereto (1)
--------------------------------------------------------------------------------
10.31             Form of Limited Liability Company Operating Agreement of
                  Steamboat, Envirosystems, L.C. dated as of October, 1996 (1)
--------------------------------------------------------------------------------
10.32             Form of Debenture Conversion Agreement (1)
--------------------------------------------------------------------------------
10.33(a)          First Amended and Restated Loan and Option Agreement, dated
                  April 9, 1997, by and between USE Geothermal, LLC, and Reno
                  Energy LLC, ART, LLC and FWC Energy, LLC (3)
--------------------------------------------------------------------------------
10.33(b)          Note in the amount of $1,200,000, dated as of April 9, 1997, made by Reno Energy LLC in favor of USE Geothermal, LLC (3)
--------------------------------------------------------------------------------
10.33(c)          Security Agreement, dated as of April 9, 1997, made by Reno
                  Energy LLC in favor of USE Geothermal, LLC (3)
--------------------------------------------------------------------------------
10.33(d)          Form of Security Agreement and Collateral Assignment, entered into by and between USE Geothermal, LLC and both FWC Energy
                  LLC and ART LLC (3)
--------------------------------------------------------------------------------
10.33(e)          Guaranty Agreement, dated as of April 9, 1997, made by FWC
                  Energy LLC and ART LLC in favor of USE Geothermal, LLC (3)
--------------------------------------------------------------------------------
10.34             1996 Stock Option Plan (5)
--------------------------------------------------------------------------------
10.35             Form of 9% Convertible Subordinated Secured Debenture due 2004
                  (6)
--------------------------------------------------------------------------------
10.36             Form of Employment Agreement by and between the Company and
                  Howard Nevins (4)
--------------------------------------------------------------------------------
10.37             Subscription Agreement, dated March 20, 1998, between the
                  Company and Energy Systems Investors, LLC (7)
--------------------------------------------------------------------------------
10.38             Registration Rights Agreement, dated March 20, 1998, between the Company and Energy Systems Investors, LLC (7)
--------------------------------------------------------------------------------
10.39             Amended and Restated Stock Option Agreement between the
                  Company and Lawrence I. Schneider dated May 10, 2000 with
                  respect to 750,000 shares of the Company Common Stock (10)
--------------------------------------------------------------------------------
10.40             Amended and Restated Stock Option Agreement between the
                  Company and Goran Mornhed dated May 10, 2000 with respect to
                  1,000,000 shares of the Company Common Stock (10)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Exhibit
Number            Description
--------------------------------------------------------------------------------
10.41             Pledge Agreement dated as of July 31, 2000 by and between the
                  Company and Energy Systems Investors, L.L.C. (10)
--------------------------------------------------------------------------------
10.42             Limited Recourse Promissory Note dated July 31, 2000 issued by
                  Energy Systems Investors, L.L.C. in favor of the Company (10)
--------------------------------------------------------------------------------
10.43             Stockholders' and Voting Agreement dated as of November 28,
                  2000 by and among AJG Financial Services, Inc., Bernard
                  Zahren, Environmental Opportunities Fund, Environmental
                  Opportunities Fund/Cayman, Finova Mezzanine Capital Corp.,
                  Frederic Rose, M & R Associates, Martin F. Laughlin, Michael
                  J. Carolyn and Richard J. Augustine (collectively, the "Zapco
                  Stockholders"), US Energy, Cinergy Solutions, Inc. ("Cinergy
                  Solutions") and certain stockholders of US Energy. (11)
--------------------------------------------------------------------------------
10.44             Termination Fee Agreement dated as of November 28, 2000 by and among US Energy, Zapco and Cinergy Energy Solutions, Inc.
                  ("Cinergy Energy"). (11)
--------------------------------------------------------------------------------
10.45             Indemnification Agreement dated as of November 28, 2000 by and among the Zapco Stockholders, Zapco, US Energy, US Energy Sub
                  and Cinergy Energy. (11)
--------------------------------------------------------------------------------
10.46             Escrow Agreement dated November 28, 2000 by and among the
                  Zapco Stockholders, Zapco, US Energy, US Energy Sub, Cinergy
                  Energy and Tannenbaum Helpern Syracuse & Hirschtritt LLP as
                  Escrow Agent. (11)
--------------------------------------------------------------------------------
10.47             Registration Rights Agreement dated November 28, 2000 by and among US Energy and the Zapco Stockholders. (11)
--------------------------------------------------------------------------------
10.48             Employment Agreement dated November 28, 2000 by and between US
                  Energy and Bernard Zahren. (11)
--------------------------------------------------------------------------------
10.49             Form of Stock Option Agreement to be entered into by and
                  between US Energy and Bernard Zahren. (11)
--------------------------------------------------------------------------------
10.50             Performance Guaranty dated as November 28, 2000 of US
                  Energy.(11)
--------------------------------------------------------------------------------
10.51             Performance Guaranty of Cinergy Solutions Holding Company,
                  Inc. dated as of November 28, 2000. (11)
--------------------------------------------------------------------------------
10.52             Subscription Agreement dated as of November 28, 2000 by and among US Energy, US Energy Sub and Cinergy Energy. (11)
--------------------------------------------------------------------------------
10.53             Stockholders Agreement dated as of November 28, 2000 by and among US Energy, US Energy Sub and Cinergy Energy. (11)
--------------------------------------------------------------------------------
10.54             Indemnification Agreement dated as of November 28, 2000 by and among US Energy, US Energy Sub and Cinergy Energy. (11)
--------------------------------------------------------------------------------
10.55             Employment Agreement dated as of May 10, 2000 by and between the Company and Lawrence Schneider (13)
--------------------------------------------------------------------------------
10.56             Employment Agreement dated as of May 10, 2000 by and between the Company and Goran Mornhed (13)
--------------------------------------------------------------------------------
10.57             2000 Executive Incentive Compensation Plan (13)
--------------------------------------------------------------------------------
10.58             2000 Executive Bonus Plan (13)
--------------------------------------------------------------------------------
10.59             Stock Option Agreement between the Company and Lawrence
                  Schneider with respect to 1,000,000 shares of Common Stock
                  (13)
--------------------------------------------------------------------------------
10.60             Stock Option Agreement between the Company and Goran Mornhed with respect to 187,500 shares of Common Stock (13)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Exhibit
Number            Description
--------------------------------------------------------------------------------
10.61             Stock Option Agreement between the Company and Goran Mornhed with respect to 562,500 shares of Common Stock (13)
--------------------------------------------------------------------------------
10.62             Standby Payment Agreement dated as of June 11, 2001 by and among U. S. Energy Systems, Inc., USE Canada Acquisition Corp.
                  and AJG Financial Services, Inc.(17)
--------------------------------------------------------------------------------
10.63             Promissory Note dated June 11, 2001 made by USE Canada
                  Acquisition Corp. in favor of Trig-n - Canada Company LLC (17)
--------------------------------------------------------------------------------
10.64             Guaranty made as of June 11, 2001 by USE Energy Systems, Inc.
                  in favor of Trig-n - Canada Company LLC and the other person identified therein (17)
--------------------------------------------------------------------------------
10.65             Development Incentive Plan (18)
--------------------------------------------------------------------------------
10.66             Corporate Incentive Plan (18)
--------------------------------------------------------------------------------
10.67             Finance Incentive Plan (18)
--------------------------------------------------------------------------------
10.68             Employment Agreement dated as of August 20, 2001 between the
                  Company and Allen J. Rothman (18)
--------------------------------------------------------------------------------
10.69             Employment Agreement dated as of January 1, 2002 between the
                  Company and Edward Campana (18)
--------------------------------------------------------------------------------
10.70             Employment Agreement dated as of September 8, 2000 between the
                  Company and Henry Schneider (18)
--------------------------------------------------------------------------------
10.71             Shareholder Agreement dated March 2002 by and among
                  Scandinavian Energy Finance Limited, Endoray Investments BV,
                  US Energy Systems, Inc., EIC Investments (Jersey) Limited and
                  A&A EIC Electricity Investment Company (18)
--------------------------------------------------------------------------------
10.72             Financing Agreement dated as of March 11, 2002 by and between
                  Scandinavian Energy Finance Limited and Gigantissimo 2321 AB
                  n/k/a EnergiSystems Sverige AB (18)
--------------------------------------------------------------------------------
10.73             Conditions on Gigantissimo 2321 AB n/k/a EnergiSystems Sverige
                  AB's Convertible Debenture Loan 2002-2027 (18)
--------------------------------------------------------------------------------
10.74             Subordinated Loan Agreement dated as of March 11, 2002 between
                  Gigantissimo 2324 AB to be renamed Narvarme Acquisition I and
                  AB Scandinavian Energy Finance Limited (18)
--------------------------------------------------------------------------------
10.75             Shareholders Agreement dated as of March 11, 2002 by and among
                  Goran Ernstson, Scandinavian Energy Finance Limited,
                  Lansforsakringar Liv Forsakringsaktiebolag for the shares of
                  Gigantissimo 2321 AB n/k/a EnergiSystem Sverige AB (18)
--------------------------------------------------------------------------------
10.76             Security Holders Agreement dated as of March 11, 2002 between
                  Scandinavian Energy Finance Limited and Goran Ernstson (18)
--------------------------------------------------------------------------------
10.77             Option Agreement dated as of March 7, 2002 by and between
                  Goran Ernstson and Scandinavian Energy Finance Limited (18)
--------------------------------------------------------------------------------
10.78             Amendment No. 1 to Escrow Agreement dated as of May 22, 2001 by and among the Zapco stockholders, Zapco, US Energy, USE
                  Acquisition Corp., Cinergy Energy and Tannenbaum Helpern
                  Syracuse & Hirschtritt LLP as Escrow Agent (18)
--------------------------------------------------------------------------------
10.79             Amendment No. 1 to Indemnification Agreement dated as of May
                  11, 2001 by and among the Zapco stockholders, Zapco, US
                  Energy, USE Acquisition Corp. and Cinergy Energy (18)
--------------------------------------------------------------------------------
10.80             Amendment No. 2 to Indemnification Agreement dated as of
                  November 1, 2002 by and among stockholders, Zapco, US Energy,
                  USE Acquisition Corp. and Cinergy Energy (18)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Exhibit
Number            Description
--------------------------------------------------------------------------------
10.81             Amendment No. 2 to Escrow Agreement dated as of November 1,
                  2002 by and among the Zapco stockholders, Zapco, US Energy,
                  USE Acquisition Corp., Cinergy Energy and Tannebaum Helpern
                  Syracuse & Hirschtritt LLP as Escrow Agent. (18)
--------------------------------------------------------------------------------
10.80a            Agreement by and among AJG Financial, as agent, US Energy,
                  Cinergy Energy, US Energy Biogas and Tannenbaum, Halpern as
                  agent dated as of October 16, 2003. (20)
--------------------------------------------------------------------------------
10.81b            Amendment No. 15 to indemnification Agreement dated as of
                  October 16, 2003 by an among major stockholders, US Energy
                  Biogas Corp, US Energy and Cinergy Energy. (20)
--------------------------------------------------------------------------------
10.82             Escrow letter by and among, Tannenbaum, Halpern escrow agent,
                  AJG Financial, Cinergy Energy, US Energy, US Energy Biogas
                  Corp. (20)
--------------------------------------------------------------------------------
10.83             Amended and Restated Subordinated Note from US Energy Biogas
                  Corp. to AJG Financial Services, Inc. (20)
--------------------------------------------------------------------------------
10.84             Amendment No. 1 to Shareholders Agreement by and among SEEFL,
                  Endoray, US Energy and EIC dated as of February 2003. (20)
--------------------------------------------------------------------------------
10.85             Amendment No. 2 to Shareholders Agreement by and among SEFL,
                  Endoray, US Energy, Borg Energy and EIC dated as of October 1,
                  2003. (20)
--------------------------------------------------------------------------------
10.86             Loan Agreement dated as of August 20, 2003 between SEFL and
                  EIC. (20)
--------------------------------------------------------------------------------
10.87             Loan Agreement dated as of November 3, 2003. (20)
--------------------------------------------------------------------------------
10.88             2003 Finance Incentive Plan. (20)
--------------------------------------------------------------------------------
10.89             2003 Development Incentive Plan. (20)
--------------------------------------------------------------------------------
10.90             Royalty Agreement dated as of April 8, 2004 by and between US
                  Energy Biogas Corporation, Countryside Canada Power Inc., the
                  Registrant and Cinergy Energy Solutions Inc. (22)
--------------------------------------------------------------------------------
10.91             Amendment to Note Purchase Agreement dated as of April 8, 2004 by and between US Energy Biogas Corp., Avon Energy Partners,
                  LLC and the other parties identified therein. (22)
--------------------------------------------------------------------------------
10.92             Amendment to Indenture of Trust and Security Agreement dated as of April 8, 2004 by and among US Energy Biogas Corp.,
                  Countryside Canada Power Inc. and the other parties identified therein. (22)
--------------------------------------------------------------------------------
10.93             Amendment dated April 8, 2004 among BMC Energy LLC,
                  Countryside Canada Power Inc. and the other parties identified therein to the (i) Security Agreement dated as of May 2, 2001 among BMC Energy LLC, Countryside Canada Power Inc. (as
                  successor to AJG Financial Services, Inc.) and the other
                  parties identified therein and (ii) Cash Collateral Pledge and
                  Security Agreement dated as of April 30, 2001 among BMC Energy
                  LLC, Countryside Canada Power Inc. (as successor to ABB Energy
                  Capital LLC) and the other parties identified therein. (22)
--------------------------------------------------------------------------------
10.94             Form of Restricted Stock Unit for Directors
--------------------------------------------------------------------------------
10.95             Form of Restricted Stock Unit for Officers
--------------------------------------------------------------------------------
10.96             Purchase Agreement dated September 30, 2004 among AJG
                  Financial Services, Inc and US Energy Biogas Corp.
--------------------------------------------------------------------------------
10.97             Assignment Agreement dated September 30, 2004 among AJG
                  Financial Services, Inc and US Energy Biogas Corp.
--------------------------------------------------------------------------------
31.1              Rule 13a-14(a)/15d-14(a) certifications.
--------------------------------------------------------------------------------
31.2              Rule 13a-14(a)/15d-14(a) certifications.
--------------------------------------------------------------------------------
32.1              Section 1350 certification.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Exhibit
Number            Description
--------------------------------------------------------------------------------
99.2              Second Amended and Restated Operating Agreement dated as of
                  August 23, 2000 by and between USE Sub, KC, GKM and
                  Castlebridge. (12)
--------------------------------------------------------------------------------
(1)               Incorporated by reference to the Company's Registration
                  Statement on Form SB-2 (File No. 333-94612).
--------------------------------------------------------------------------------
(2)               Incorporated by reference to the Company's Annual Report on
                  Form 10-KSB for the year ended January 31, 1994.
--------------------------------------------------------------------------------
(3)               Incorporated by reference to the Company's Current Report on
                  Form 8-K filed on April 24, 1997.
--------------------------------------------------------------------------------
(4)               Incorporated by reference to the Company's Current Report on
                  Form 8-K dated August 12, 1997.
--------------------------------------------------------------------------------
(5)               Incorporated by reference to the Company's Annual Report on
                  Form 10-KSB for the year ended January 31, 1997.
--------------------------------------------------------------------------------
(6)               Incorporated by reference to the Company's Current Report on
                  Form 8-K dated August 18, 1997.
--------------------------------------------------------------------------------
(7)               Incorporated by reference to the Company's Current Report on
                  Form 8-K filed on March 26, 1998.
--------------------------------------------------------------------------------
(8)               Incorporated by reference to the Company's Annual Report on
                  Form 10-KSB for the year ended January 31, 1998.
--------------------------------------------------------------------------------
(9)               Incorporated by reference to the Company's Current Report on
                  Form 8-K/A filed on September 5, 2000.
--------------------------------------------------------------------------------
(10)              Incorporated by reference to the Company's Quarterly Report on
                  Form 10-QSB for the quarter ended July 31, 2000.
--------------------------------------------------------------------------------
(11)              Incorporated by reference to the Company's Quarterly Report on
                  Form 10-QSB for the quarter ended October 31, 2000.
--------------------------------------------------------------------------------
(12)              Incorporated by reference to the Company's Registration
                  Statement on Form S-3 filed on February 20, 2001.
--------------------------------------------------------------------------------
(13)              Incorporated by reference to the Company's Current Report on
                  Form 8-K dated May 4, 2000.
--------------------------------------------------------------------------------
(14)              Incorporated by reference to the Company's Annual Report on
                  Form 10-KSB for the year ended January 31, 1999.
--------------------------------------------------------------------------------
(15)              Incorporated by reference to the Company's Report on Form
                  10-KSB for the period ended December 31, 2000.
--------------------------------------------------------------------------------
(16)              Incorporated by reference to the Company's Post-Effective
                  Amendment to Registration Statement on Form Series SB-2 filed on May 14, 2001.
--------------------------------------------------------------------------------
(17)              Incorporated by reference to the Company's Current Report on
                  Form 8-K dated June 11, 2001.
--------------------------------------------------------------------------------
(18)              Incorporated by reference to the Company's Quarterly Report on
                  Form 10-QSB dated August 14, 2002
--------------------------------------------------------------------------------
(19)              Incorporated by reference to the Company's Report on Form
                  10-KSB for the period ended December 31, 2002.
--------------------------------------------------------------------------------
(20)              Incorporated by reference to the Company's Report on Form 10-K for the period ended December 31, 2003, as amended.
--------------------------------------------------------------------------------
(21)              Incorporated by reference to the Company's Report on Form 10-Q for the period ended June 30, 2003.
--------------------------------------------------------------------------------
(22)              Incorporated by reference to the Company's Report on Form 10-Q for the period ended March 31, 2004.
--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U. S. ENERGY SYSTEMS, INC.


By:   /s/ Lawrence Schneider
      --------------------------------------------
      Lawrence Schneider                                Dated: November 11, 2004
      Chief Executive Officer
      (Principal Executive Officer)


By:   /s/ Richard J. Augustine
      --------------------------------------------
      Richard J. Augustine                              Dated: November 11, 2004
      Chief Accounting Officer
      (Principal Accounting and Financial Officer)