Form 10-K
period 2004-12-31
U S ENERGY SYSTEMS INC
filed 2005-03-31
CIK 351917

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ---------------------

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION B OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No.0-10238
                            U.S. ENERGY SYSTEMS, INC.
               (Exact name of Registrant as specified its charter)

                            -----------------------

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K . |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes |X| No |_|

      The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sales price of the Common Stock as of June 30, 2004, which was $1.08 per share, was approximately $12,842,000 based upon 11,890,711 shares outstanding as of that date.

      As of March 14, 2005, the number of outstanding shares of the registrant's Common Stock was 11,970,061.

      Documents Incorporated by Reference: Items 10, 11, 12, 13 and 14 hereof are incorporated by reference from the Registrant's Proxy Statement to be filed with the SEC by May 2, 2005.

This Form 10-K contains certain "forward-looking statements" which represent our expectations or beliefs, including, but not limited to, statements concerning industry performance and our operations, performance, financial condition, growth and strategies. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors which are noted herein, including but not limited to the potential impact of competition, changes in local or regional economic conditions, dependence on management and key personnel, changes in the capital markets, regulatory issues, operational and resource issues. This 10-K also contains a discussion of certain factors that may impact our activities. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." All denominations expressed herein are U.S. dollars unless stated otherwise and all dollar amounts are reported in thousands ("000"), with the exception of share data.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

                                   THE COMPANY

OVERVIEW AND RECENT DEVELOPMENTS

U.S. Energy Systems, Inc. (the "Company" or "We"), based in White Plains, NY, is a provider of thermal and electrical energy and energy outsourcing. Our energy services involve the management, development, operation and ownership of small-to-medium-sized energy facilities typically located in close proximity to our customers. Our customers include large retail energy consumers, such as industrial and commercial concerns, and local wholesale energy suppliers, such as utilities and marketers. The energy generation facilities in our portfolio use proven technology, such as combined heat-and-power ("CHP") and reciprocating engines, and clean renewable fuels, such as biogas and biomass fuels.

As of December 31, 2004 the Company, through its 54.26% subsidiary, U.S. Energy Biogas ("USEB"), owned 23 green energy in the United States with a total of 52MW of electric generation capacity. In addition, the Company owned a 50% interest in a partnership that owns and operates a CHP plant that produces 1.2MWs of electricity and 7MWs of heat and a 50% interest in a dormant cogeneration facility.

A principal focus of the Company in 2004 was to recapitalize its balance sheet and raise capital; this should provide us with additional financial flexibility.

Countryside Power Income Fund

During 2004, the Company sponsored the initial public offering ("IPO") of a Canadian Equity Income Fund, the Countryside Power Income Fund (the "Countryside Fund") an unincorporated, open-ended limited purpose mutual fund trust formed under the laws of Ontario, Canada. In April 2004, the Countryside Fund issued and sold trust units totaling approximately Cdn $149,000 in the IPO and arranged a credit facility of Cdn $35,000 from a syndicate of Canadian banks ("Credit Facility"). The Countryside Fund IPO and related credit facility closed on April 8, 2004. The Countryside Fund is listed on the Toronto Stock Exchange under the stock ticker symbol COU.UN. On closing, the Countryside Fund, using a portion of proceeds of the IPO and a Cdn $30,000 drawn down from the Credit Facility, acquired USE Canada Holdings Corp. ("USE Canada Holdings"), the parent of USE Canada Energy Corp. ("USE Canada") from the Company for approximately $15,200. USE Canada owned district energy systems located in Charlottetown, Prince Edward Island and London, Ontario. With the remainder of the IPO proceeds, the Countryside Fund acquired the existing long-term project debt of USEB, and made additional debt and royalty investments in USEB. Such debt acquisitions and additional investments totaled in excess of $86,000. The Countryside Fund and USEB amended the terms of the acquired debt to reflect, among other things, additional loan advances.

The Countryside Fund transaction provided approximately $12,000 of additional working capital, growth capital and reserves to USEB and more than $20,000 in additional cash proceeds to the Company.

Concurrent with their acquisition of the existing loans, the Countryside Fund acquired a convertible royalty interest in USEB for $6,000. Pursuant to this royalty interest, the Countryside Fund will have the right to receive, on a quarterly basis, the sum of 7% of net distributable cash flow (as defined in the royalty agreement) and 1.8% of USEB's gross revenues (as defined in the royalty agreement). The total royalty payment to be made to the Countryside Fund is capped at an amount not to exceed 49% of total distributions made to the Countryside Fund and the shareholders of USEB combined. All distributions must be approved by the Board of Directors of USEB. The Countryside Fund has the option, under the terms of the royalty agreement, to convert its interest into non-voting common shares of USEB equal to 49% of the outstanding equity. The Countryside Fund can convert at the earlier of the date on which the loan from the Countryside Fund is paid in full or April 8, 2024. The amount of the royalty is accrued on a quarterly basis and paid upon the approval of distributions by the Board of Directors of USEB.

Additionally, in conjunction with the Countryside Fund IPO, the Company entered into a development agreement with a subsidiary of the Countryside Fund and Cinergy Solutions, Inc. ("Cinergy Solutions"), a subsidiary of Cinergy Corp. (NYSE:CIN) an integrated electric and gas utility company respecting potential development initiatives. USEB also entered into an improvement agreement with a subsidiary of the Countryside Fund respecting potential investment by the Countryside Fund in certain USEB development projects which are not covered by the development agreement.

Illinois Electrical Generation Partners II

On April 8, 2004, AJG Financial Services, Inc.("AJG") made a cash down payment of $2,000 and delivered a $14,000 note payable to a subsidiary of USEB to satisfy AJG's obligation to pay for ownership interests in the Illinois based generating project entities that AJG had previously acquired in 1999. The note matures in April 2024, requires scheduled payments of principal and interest, and bears interest at a rate of 15% per annum. The note is secured by the ownership interests. Payments on the note are limited to amounts distributed from the project entities with any excesses to the scheduled payments being applied as an additional principal payment and any deficits to the scheduled payments being deferred. The transaction resulted in a pre-tax gain for USEB of $16,000 which was recognized in June 2004. See Note G of our consolidated financial statements.

Acquisition of USEB Subordinated Debt

On September 30, 2004, USEB purchased the subordinated note owed by USEB to AJG. The outstanding principal amount of $5,729 plus outstanding accrued interest was purchased for $3,000. Funds for the acquisition were provided by equity contributions to USEB from the USEB shareholders; $1,629 contributed by the Company and $1,371 contributed by Cinergy. The purchase resulted in a gain of $2,729 which was recognized in September 2004. The gain represents the principal amount outstanding on the note at the time of acquisition less the acquisition price.

THE MARKET

The market for energy outsourcing has continued to grow and emerge during the last several years. Deregulation of the electricity markets has allowed energy consumers to select new providers. Increasing competitive pressures have caused large energy consumers to seek ways to reduce costs, including the significant costs of energy. Energy outsourcing has emerged as a viable option for energy consumers to reduce costs and improve reliability.

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

We compete for development and acquisition opportunities with various companies, many of which have greater access to resources and capital, as well as with our potential customers' current in-house alternatives.

DESCRIPTION OF OPERATIONS AND FACILITIES

The Company's principal operations include the following:

U.S. Energy Biogas Corp.

The Company owns 54.26% and Cinergy Energy Solutions owns 45.74% of USEB. USEB owns and operates 23 biogas projects ("Biogas Projects"). The Biogas Projects currently have approximately 52MW of electric generation capacity. Nineteen of the 23 Biogas Projects have contracts with local electric utilities for the sale of electrical output. The contracts have a weighted average remaining life of approximately 12 years, based upon the revenue generated from the project operations. The Brookhaven project leases electric generation equipment to a third party, which in turn has a contract to sell the output to an electric utility. The remaining three Biogas Projects sell landfill gas for use as boiler fuel under long-term contracts. All of the generation projects are qualifying facilities ("QF") under the Public Utility Regulatory Act of 1978 ("PURPA").

The following is a summary of the Biogas Projects and their key characteristics.

                                                                                          Gas Rights
                            Project             PPA/Retail                                Agreement   Site Lease  Landfill
    Project       ST         Output      MW    Rate Expiry            Customer              Expiry      Expiry    Status(1)
Countryside       IL     Electricity    8.0        2011         Commonwealth Edison          2051        2051        Open
Dolton            IL     Electricity    5.0        2008         Commonwealth Edison        2016(2)    2016(2)(3)     Open
Dixon Lee         IL     Electricity    4.0        2009         Commonwealth Edison        2017(2)      2017(2)      Open
Morris            IL     Electricity    4.0        2011         Commonwealth Edison        2018(4)      2018(4)      Open
Roxanna           IL     Electricity    4.0        2009            Illinois Power            N/A        2018(2)      Open
Upper Rock        IL     Electricity    4.0        2010          MidAmerican Energy        2017(2)       2029        Open
SPSA I            VA     Electricity    3.3        2014            Virginia Power          2011(5)      2011(5)      Open
122nd Street      IL     Electricity    3.0        2008         Commonwealth Edison        2016(2)      2016(2)     Closed
Brickyard         IL     Electricity    3.0        2009            Illinois Power          2017(2)      2017(2)      Open
Hamms             NJ     Electricity    1.2        2010           GPU/First Energy         2006(6)      2006(6)     Closed
                                                                                           2016(2)                   Open
Manchester        NH     Electricity    1.2     Ongoing(7)  New Hampshire Public Service   2004(8)      2004(8)     Closed
Oceanside         NY     Electricity    1.2        2006           Long Island Power        2004(6)      2004(6)     Closed
Streator          IL     Electricity    1.0        2009         Commonwealth Edison        2017(2)      2017(2)      Open
Willow Ranch      IL     Electricity    1.0        2007         Commonwealth Edison        2016(2)      2016(2)     Closed
Amity             PA     Electricity    1.0        2007          Penn Power & Light        2006(6)      2006(6)     Closed
Barre             MA     Electricity    1.0        2006           Dominion Energy            2015        2015       Closed
Burlington        VT     Electricity    0.7        2006      Burlington Electric Dept.     2006(2)      2006(2)     Closed
Onondaga          NY     Electricity    0.6        2007            Niagara Mohawk          1999(6)      1999(6)     Closed
Smithtown         NY     Electricity    0.8        2010          Long Island Power         2000(6)      2000(6)     Closed
Cape May          NJ     Boiler Fuel    N/A        2009(9)        State of New Jersey         2011         2011      Open
SPSA II           VA     Boiler Fuel    N/A        2011        CIBA Specialty Chemical        2011      N/A(10)      Open
Tucson            AZ     Boiler Fuel    N/A        2011         Tucson Electric Power         2017      N/A(10)      Open
Brookhaven        NY     Electricity    4.0        2007          Wehran Energy Corp.        N/A(11)     N/A(11)     Closed

      (1) An open landfill is one that continues to accept waste. A closed landfill is one that does not accept additional waste. Closed landfills continue to generate landfill gas for a period of up to 25 years after closure, depending upon the total amount of waste in the landfill.

      (2)   Subject to two five-year extension terms at USEB's option.

      (3)   A portion of the site is owned and a portion is leased.

      (4)   Subject to three five-year extension terms at USEB's option.

      (5)   May be extended for one or more five year terms by mutual agreement.

      (6) The agreement automatically renews so long as landfill gas is produced by the landfill in commercially reasonable quantities. Commercially reasonable quantities is defined as an amount sufficient to allow for USEB to pay all costs of the project plus receive a reasonable profit.

      (7)   Continues until terminated by USEB.

      (8)   Agreement may be extended for up to 10 years upon mutual consent.

      (9) Facilities operations agreement under which USEB operates the gas collection system and transmission pipeline to the off-taker and in consideration receives a fee.

      (10) These Transcos have no facilities located at the site. A transmission pipeline runs from the Gasco directly to the end users.

      (11) The Brookhaven project is structured as an equipment lease under which a subsidiary of USEB owns the power generating equipment and receives a fee to operate such equipment.

USEB also receives payments under four notes pertaining to USEB's sale of its limited partnership interests in several Gasco entities. Payments of principal and interest on three contingent installment notes are made quarterly based upon the amount of landfill gas sold and the value of the Section 29 tax credits generated by the sale. Payments of principal and interest on the fixed installment note are made quarterly based upon a mortgage style amortization. These payments are scheduled to end in 2007. See Note G of our consolidated financial statements.

Thirteen of the 23 Biogas Projects are located at landfill sites that continue to accept waste, and, as such, biogas production is expected to increase until shortly after the landfill sites close. As a result, we expect that increases in biogas production will more than offset declines at those Biogas Projects located at closed landfill sites, resulting in a net expansion of the Biogas Projects' current electricity generation capacity.

Commercial Structure of the Biogas Projects

The Biogas Projects may incorporate up to three separate legal entities as illustrated in the following diagram and described below:

                   Typical Biogas Project Commercial Structure


                               [GRAPHIC OMITTED]

                                      Genco
                                 --------------
                                   Generation
                                 of electricity
                                 --------------

                Biogas                              Electricity

        Gasco

--------------                                             ---------------------
Collection                                                 Utility or Industrial
 of biogas                                                      Purchasers
--------------                                             ---------------------

                Biogas                               Biogas

                                     Transco
                                 --------------
                                 Transportation
                                    of biogas
                                 --------------

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

The price for the landfill gas sold by the Gascos to the Gencos and/or Transcos is established in the respective gas purchase agreements. For 2004, the average price paid for landfill gas was $0.46/mmbtu. The Gencos typically incur various expenses and provide operating and maintenance services for the Gascos. The Gascos reimburse the Gencos for these items per the terms of the landfill gas purchase agreement. The total revenues received by the Gascos for the sale of biogas is approximately equal to the total reimbursement to the Gencos.

USEB is negotiating to obtain the right to purchase the limited partnership interests in the Gascos from their current owners upon expiration of the Section 29 tax credits on December 31, 2007. In the event USEB does not acquire the limited partnership interests, the existing project agreements generally provide that: (i) the Gencos shall retain the right to purchase gas from the Gascos under long-term gas purchase contracts at prices equal to or lower than the prices currently in effect; and (ii) the Gencos shall continue to perform operation and maintenance services for the Gascos under long-term agreements and the compensation received by the Gencos should not be affected by the expiration of the tax credits.

Genco

Gencos are the legal entities that typically own the power generating equipment, purchase the biogas from a Gasco and sell the electricity it generates to an electric utility or industrial user under long-term contracts. The Biogas Projects include 19 Gencos that are wholly-owned subsidiaries of USEB, except for the Illinois-based projects, which are owned 50% by USEB and 50% by AJG. Gencos typically lease a portion of a landfill site from an independent third party landfill owner. One Genco owns the land used as the site for the generating plant.

Transco

Transcos are the legal entities that typically own the gas transportation equipment and purchase biogas from a Gasco to transport and sell to a third party as boiler fuel under long-term contracts. The Biogas Projects include three Transcos which are all wholly-owned subsidiaries of USEB.

Pricing Structure

Illinois QSWEF Pricing Structure Under the Illinois Retail Rate Program

USEB has 10 operating projects in Illinois which are receiving a subsidy for each kilowatt hour of electricity sold to the local utility under the Illinois Retail Rate Program. In accordance with the Illinois Retail Rate Program, the utility has contracted, for a ten year period, with each project to purchase electricity for an amount that exceeds the utility's Avoided Cost (what it would otherwise pay for the generation of electricity). The excess paid above avoided cost is the subsidy. The utility then receives a tax credit from the the State of Illinois ("Illinois") equal to the amount of that excess. Each project is obligated to begin to repay the subsidy to Illinois after the project that received the subsidy has recouped its capital investment and retired all debt associated with the financing and construction of the project but, in any case, no later than 10 years from the date the project commenced commercial operation. All subsidy liabilities must be fully repaid to Illinois (without interest) by the end of the actual useful life of the project but no later then 20 years from the date of the commencement of project's commercial operations.

This subsidy is accounted for GAAP purposes in a manner similar to an original issue discount whereby the amount to be repaid in the future is discounted to its net present value and the discount is amortized (as interest expense) over the 10-year period until repayment begins. The amount of power generation revenue recognized each period is equal to the Avoided Cost rate plus the difference between the subsidy received by the project and the net present value of the subsidy. This unamortized discount and the liability are shown net on the consolidated balance sheet as Illinois Subsidy Liability.

The following is a breakdown of a typical Illinois-based Biogas Project's rate components for illustrative purposes:

Avoided Cost                                                   3.1 cents/kwh
Add:  Rate Subsidy (Excess above Avoided Costs)                3.9 cents/kwh
                                                               -------------
Gross Contract Rate (Retail Rate)                              7.0 cents/kwh
Less:  Illinois Subsidy Reserve Account Deposit                1.9 cents/kwh
                                                               -------------
Net Effective Rate                                             5.1 cents/kwh
                                                               =============

USEB is required pursuant to its financing arrangement with the Countryside Fund to deposit funds into the Illinois Subsidy Reserve Accounts (the "Illinois Accounts") for repayment of the Illinois subsidy liability. The Illinois Accounts are classified as restricted cash. The amount deposited into the Illinois Accounts is based upon the amount of subsidy received and contemplates an annual return sufficient to fund the current period subsidy liability repayment as it becomes due. Regular deposits combined with actual and expected returns on those deposits may not be sufficient to fully repay the respective liabilities as they become due. Should the amounts in the Illinois Accounts be insufficient to fully repay the obligations, any shortfall would have to be funded from the project's operations or assets during the repayment period.

The funds held in the Illinois Accounts are currently invested in equities and fixed income securities. These investments are being managed by a third-party professional money manager with the investment allocations being approved by the management of the Company and USEB. The amount held in the Illinois Accounts as of December 31, 2004 was $23,438. The amount of the incentive liability owed to the State as of December 31, 2004 was $49,028. It is anticipated that repayments of the subsidy will begin in 2008 and continue through 2021.

Under the terms of the Illinois Retail Rate Program, estimated rates are paid for production sold to the utility with that rate being trued up annually, on the anniversary of the commercial operations date, to the actual rates paid for electricity by the local municipality. After the actual rate is determined, sales for the preceding calendar year, retroactive to the last anniversary date, are adjusted based upon the actual rate. If the actual rate is greater than the estimated rate, additional sales proceeds are paid to the project. If the actual rate is less than the estimated rate, then prior sales proceeds received, equal to the excess amounts paid, must be refunded to the utility. This actual rate then becomes the estimated rate for the subsequent year.

During 2004, USEB experienced an uncharacteristic rate reduction at three Illinois projects, the off-taker of which is Commonwealth Edison. Retail rates for these projects decreased by amounts ranging from 26% to 40% per kwh resulting in a decrease in GAAP revenues of $867 for 2004.

USEB is seeking an explanation from Commonwealth Edison for the reasons behind these rate changes. USEB has a total of 10 projects in Illinois, representing 64% of its revenues. USEB cannot predict whether any other major decreases in revenues from the Illinois projects are likely. Commonwealth Edison accounted for approximately 42% of the Company's consolidated revenues in fiscal year 2004 and 34% in fiscal year 2003.

From time to time during the past few years and in 2004 and 2005, the Governor and/or Lieutenant Governor of Illinois and members of the Illinois legislature have proposed changes to or the elimination of the Illinois Retail Rate Program and have introduced legislation to that effect. While legislation has not been adopted, the adoption of legislation or the implementation of rules that would reduce or eliminate the benefits received by USEB under this program would have a material adverse effect on the Company.

Although the Rate Incentive Program for each of the Illinois-based Biogas Projects terminates 10 years after the commencement of commercial operation, the local electric utility is obligated to continue to purchase the electrical output from such Biogas Projects at the utility's Avoided Cost for so long as the Biogas Project qualifies as a QF and satisfies Illinois laws. This obligation arises under requirements of the Public Utility Regulatory Policies Act of 1978 ("PURPA"), and Part 430, Purchase and Sale of Electrical Energy from Cogeneration and Small Power Production Facilities of the Illinois Administrative Code. In addition, we anticipate that at the expiration of such 10-year period, each Biogas Project will seek to sell its generated electricity in the market for electricity generated from renewable sources that exists in those states that have implemented renewable portfolio standards or that have restructured their laws to create competitive electricity markets ("Green Power Market") at green power rates, which we currently project to exceed Avoided Cost.

See Note E to the consolidated financial statements.

Green Power Market and Pricing

After expiration of the 10-year period over which the Illinois-based Biogas Projects participate in the Illinois Retail Rate Program, and after expiration of the power purchase agreements ("PPAs") for the non-Illinois-based Biogas Projects, we anticipate that USEB will sell the power generated by the Biogas Projects into the Green Power Market, if economically attractive. The Green Power Market, as we define it, includes the sale of Renewable Energy Credits ("RECs") which can be sold separately from the energy.

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

In those jurisdictions where renewable portfolio standards exist, Green Power Markets may develop. Management believes the rates for green power will increase to a level that will result in green power generation reaching the level set by renewable portfolio standards. Such levels typically involve a price premium on electricity generated reflecting the total cost (including capital) of producing such power. In addition, without state-mandated renewable portfolio standards, it has been demonstrated that there is a segment of the general public that has a preference for electricity generated from green power, and is willing to pay a premium for such power.

During the twelve month period ended December 31, 2004, USEB entered into short-term contracts for three projects for the sale of the RECs produced by the generation of electricity from landfill gas. One REC is produced when the project sells one megawatt of qualified renewable energy to the utility grid. The contracts do not require USEB to deliver any specified quantities of RECs. Gross proceeds from the sale of the RECs during 2004 for these projects were an aggregate of $403. A portion of gross proceeds from the sale of the RECs for one project is paid to the local utility per an agreement with the utility. Amounts paid to the utility per the agreement are recorded as operating expenses. The REC revenue is in addition to the energy value which is sold under a separate contract.

We believe that the Biogas Projects' production of power will remain competitive with energy generated from other renewable sources after the Illinois Retail Rate Program and current PPAs expire. A number of factors are expected to contribute to the Biogas Projects' competitive position, including their: (i) comparatively low variable fuel cost, (ii) proximity to customers thereby reducing transmission costs, and (iii) high availability factors.

GHG Emission Credit Market

USEB has, in the past, sold green house gas ("GHG") emission credits generated by the destruction of methane contained in landfill gas. USEB will continue to pursue these transactions, if available in the market.

Section 29 Tax Credits

In 2001, an indirect subsidiary of Cinergy purchased USEB's ownership interests in the Countryside, Morris and Brown County Gascos. Consideration for the purchase was in the form of: (i) an up-front down payment; (ii) a fixed note with specified principal and interest payments; and (iii) a contingent note whose payments are based upon an amount of MMBtus sold by the Gascos to the Gencos. USEB has agreed to indemnify the indirect subsidiary of Cinergy for certain losses suffered in the event that certain tax-related representations and warranties made by USEB are inaccurate. Payments on the contingent note are calculated utilizing the number of mmbtus sold multiplied by a specified rate. The total payment is allocated first to accrued but unpaid interest with any remaining payment being applied as a principal payment. A portion of the principal payment is recorded as revenues for financial statement purposes. USEB will continue to receive revenues from this sale through December 2007.

In 1999, AJG purchased the ownership interests in other Biogas Projects' Gascos. Consideration from AJG to USEB was in the form of: (i) an up-front down payment; and (ii) a contingent note whose payment is based upon the amount of millions of British thermal units ("MMBtus") sold by the Gascos to the Gencos. AJG subsequently sold certain of such ownership interests to a subsidiary of American International Group. USEB has agreed to indemnify AJG for certain losses suffered in the event that certain tax-related representations and warranties made by USEB are inaccurate. Payments on the contingent note are calculated utilizing the number of mmbtus sold multiplied by a specified rate. The total payment is allocated first to accrued but unpaid interest with any remaining payment being applied as a principal payment. Principal payments made under the AJG note do not generate any revenues for financial statement purposes. USEB will continue to receive revenues from this sale through December 2007.

The ability of a project to receive Section 29 tax credits depends on the placed-in-service date of the facility. Section 29 tax credits for the Gascos at 15 Biogas Projects are currently available annually until December 31, 2007, based on an in-service date on or before June 30, 1998. These projects include Brickyard, Cape May, Countryside, Dixon Lee, Dolton, Hamms, Manchester, Morris, 122nd Street, SPSA (I and II), Streator, Upper Rock, Tucson and Willow Ranch. Biogas Projects with in-service dates prior to 1993 qualified for tax credits only through 2002. These projects include Amity, Burlington, Oceanside and Onondaga. USEB also owns two developmental sites where the Gascos generate tax credits, and receives revenues from four other Gascos where the sites themselves are owned and operated by third parties. USEB has two generating facilities, Brookhaven and Roxanna, whose Gascos were not owned by USEB and therefore generate no revenue for USEB from Section 29 tax credits.

Operations

Approximately 68% of the engine generating capacity of the Biogas Projects is operated and maintained by third-party operators under fixed price per unit of production contracts. As the third-party operators are responsible for the relevant projects' day-to-day operations, USEB has been able to reduce its staffing levels and insurance premiums.

USEB has operating agreements expiring in 2013 with GE/Jenbacher for the operation and maintenance of the Brickyard, Dixon Lee, Dolton, 122nd Street, Roxanna, Streator, Upper Rock and Willow Ranch. Under the terms of these agreements, GE/Jenbacher is responsible for all expenses related to the operation of the equipment including scheduled major and minor overhauls, the supply of fluids and other spare parts and the replacement of failed components, including failed engine blocks. Compensation for the services is at a flat-fixed rate per kwh produced, adjusted based upon the Consumer Price Index and the Producers Price Index.

USEB has operating and maintenance agreements with RUN Energy for the operation and maintenance of the Countryside and Morris projects. Under the terms of these agreements, RUN Energy is responsible for all expenses related to the operation of the equipment for these projects including scheduled major and minor overhauls, the supply of fluids and other spare parts and the replacement of failed components other than failed engine blocks. The financial risk for failed engine blocks remains with Biogas. These agreements are renewed on a month to month basis.

The operation and maintenance functions for the remaining Biogas Projects, including Amity, Barre, Brookhaven, Burlington, Cape May, Hamms, Manchester, Oceanside, Onondaga, SPSA I and II, and Tucson are performed by USEB staff. USEB has 23 employees on staff including all management personnel. USEB personnel associated with these projects are long-term employees and most of the employees have been involved with these projects since their inception.

USE Canada Energy Corp. ("USE Canada")

On April 8, 2004, we sold our equity interest in USE Canada Holdings, the parent of USE Canada, to Countryside Fund. The sale resulted in an after tax gain of $4,561.

Effective December 31, 2003 USE Canada became a discontinued operation due to its anticipated sale to the Countryside Fund.

U.S. Energy Geothermal, LLC

Through June 30, 2003, we owned a 95% membership interest in Geothermal, LLC which owns two geothermal power plants in Steamboat Hills, Nevada: Steamboat 1 and 1A.

SEFL

During 2004, we wrote off our entire investment $7,100, after giving effect to the repayment to us of $1,100 of loan to SEFL in Scandinavian Energy Finance Limited, against the $7,100 remaining reserve therefor. We also terminated the management agreement pursuant to which the Company was entitled to an annual fee of approximately $660. See Note B to the consolidated financial statements.

OTHER OPERATIONS AND INTERESTS

Plymouth Envirosystems, Inc.: Our wholly owned subsidiary, Plymouth Envirosystems, Inc., owns a 50% interest in Plymouth Cogeneration Limited Partnership ("Plymouth Facility") which owns and operates a CHP plant producing
1.2 MW of electricity and 7 MW of heat at Plymouth State College, in Plymouth, New Hampshire. The Plymouth Facility provides, under a long-term contract, 100% of the electrical and heating requirements for the campus, which is a part of the University of New Hampshire system.

The day-to-day operations of the Plymouth Facility are managed by one of our partners, which is an affiliate of Equitable Resources, Inc. Management decisions are made by a committee composed of representatives of the three partners in this project.

EMPLOYEES

At December 31, 2004, we employed 35 employees in our various subsidiaries and locations. Not included are personnel at certain power plants provided under contract with the plant operators.

GOVERNMENT REGULATION

None of the Company's energy projects in the United States are currently subject to federal or state utility rate regulation. Under current Federal law, the Company is not and will not be subject to regulation as a holding company under the Public Utility Holding Company Act ("PUCHA") of 1935, as long as each power plant in which it has an interest is a qualifying facility (a "QF"), as such term is defined under PURPA, or meets the criteria for another exemption. A QF is a distinct type of energy producer that falls into one or both of two primary classes. The first class of QFs includes energy producers that generate power using specific energy sources such as wind, solar, geothermal, hydro, biomass or waste fuels. The second class of QFs includes cogeneration facilities. For so long as a facility otherwise eligible for QF status is not more than 50% owned by a person primarily engaged in the generation or sale of electric power (other than electric power solely from cogeneration facilities or small power production facilities), such facility will be exempt from regulation under PUHCA. Similarly, an entity directly or indirectly owning a QF is not subject to PUHCA by virtue of such ownership. The Federal Energy Regulatory Commission's ("FERC's") implementing regulations explain that a cogeneration or small power production facility shall be considered to be owned by a person primarily engaged in the generation or sale of electric power if more than 50% of the equity interest in the facility is held by an electric utility or utilities, or by an electric utility holding company, or companies, or any combination thereof. Each of our United States energy projects is a QF. The Biogas projects will be considered QF's if they meet PURPA's ownership requirements and other standards. In those states where the sale of electricity directly to an individual or a commercial customer is regulated as retail, none of our energy projects is currently subject to state utility law regulation.

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

ITEM 2.  DESCRIPTION OF PROPERTY

Property owned by Biogas projects includes all buildings and improvements, electricity generating equipment, switchgears, controls and associated ancillary equipment. Biogas has no ownership interest in the landfills, nor does it have any contractual responsibility for the operation of the landfills. Biogas projects (Gencos, Transcos and Gascos) occupy land on the landfills pursuant to leases. One Biogas Project owns the land used as the site for the generation plant. Substantially all of Biogas project assets are collateral for the USEB loan from the Countryside Fund. Biogas rents office space in Avon, Connecticut and Bohemia, New York.

Plymouth Cogeneration, a Delaware partnership, of which we own 50%, owns the Plymouth Facility. Plymouth Cogeneration owns plant and equipment associated with the cogeneration project including the engines, generators, boilers, switchgear, controls and piping.

The Lehi Facility is owned by LIPA, a Utah limited liability company, of which we own 50%. The property is in Lehi, Utah, and includes land, buildings and permits. The Company has no asset value recorded on its books for this investment.

Our headquarters are located in a commercial office building in White Plains, New York.

All our properties are in satisfactory condition and we believe that they are adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS

Foreclosure of Countryside Site Lease

In 2004, a foreclosure proceeding entitled CIB Bank v. Miss Mimi Corporation, Countryside Genco, LLC et al was commenced in the circuit court for the 19th Judicial District, Lake County, Illinois. Countryside Genco, LLC is a USEB project entity and leases, pursuant to a long-term site lease agreement, a portion of the land which the lender is seeking to foreclose. Countryside has a consent and recognition agreement with the lender that provides that if the lender forecloses on the underlying land and Countryside is not in default of the site lease agreement, the lender will not cause the lease to be terminated and Countryside will be recognized by the lender as a tenant. Countryside is not in default of the site lease agreement.

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

                                                 Sales Price
                                             -------------------
                                               High        Low
                                             --------    -------
Year ended December 31, 2003:
     First Quarter........................   $   1.28    $   .51
     Second Quarter.......................       1.52        .60
     Third Quarter........................       2.30       1.01
     Fourth Quarter.......................       1.41        .90

Year ended December 31, 2004
     First Quarter........................   $   1.70    $  1.01
     Second Quarter.......................       1.85       1.03
     Third Quarter........................       1.20       0.70
     Fourth Quarter.......................       1.04       0.65

HOLDERS

As of December 31, 2004 there were 328 holders of record of our Common Stock. We estimate that there are over 500 beneficial holders of our common stock.

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

EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2004

                                                                Weighted-average exercise     Number of securities
                                      Number of securities to      price of outstanding      remaining available for
                                      be issued upon exercise      options warrants and       future issuance under
                                      of outstanding options,   rights under compensation     equity compensation
           Plan Category              warrants and rights(1)             plans(1)                   plans (2)
           -------------              ----------------------             --------                   ---------
Equity compensation plans approved
by security holders                          5,863,925                $  3.81/share                3, 154,434

Equity compensation plans not
approved by security holders                   275,000                $  4.23/share                           0
                                     -------------------------------------------------------------------------------
Total                                        6,138,925 (1)            $  3.83/share                 3,154,434

      (1) Does not include 706,641 restricted stock units as of December 31, 2004. Restricted stock units are not used in the calculation of the weighted average exercise price.

      (2) Represents the number of securities available for issuance after giving effect to the restricted stock units outstanding at December 31, 2004.

ITEM 6.  SELECTED FINANCIAL DATA

(Dollars in thousands, except share data)
=========================================================================================================
                                                                                               Year ended
                                                                                                Jan. 31,
                                                 2004        2003        2002          2001       2000
=========================================================================================================
   Total assets                               $ 172,529    $ 172,041   $ 219,008    $ 187,610   $  14,354
   Long-Term Debt                                80,521       70,084     114,277       57,005         384
   Total Stockholder's Equity                    40,932       39,085      38,754       45,865      10,491
   Revenues                                      20,108       24,999      28,620       22,760       4,195
   Income (Loss) from Operations                 (4,029)       5,035      (5,710)       4,772        (609)
   Income (Loss) Applicable to Common Stock        (184)       1,009     (16,979)       3,378        (743)

Basic Earnings per Common Share               $    (.02)   $    0.08   $   (1.39)   $    0.35   $   (1.05)
Diluted Earnings per Common Share             $      --    $    0.11   $      --    $    0.27   $      --

In reviewing this table the following should be taken into consideration:

      1) USE Canada was acquired in June 2001, became a discontinued operation on December 31, 2003 and was sold to the Countryside Fund on April 8, 2004. See Note B to the consolidated financial statements.

      2) USEB was acquired in May 2001. See Note B to the consolidated financial statements.

      3) SEFL was included in our consolidated operating results from March 2002 through September 2003, at which time our ownership interests were reduced to less than 50% and was accounted for by the equity method through 2003. In 2004, the entire net investment ($7,089) was written off. See Note B to the consolidated financial stateements.

      4) US Energy Geothermal LLC was sold in June 2003. See Note B to the consolidated financial statements.

      5) USEB acquired its subordinated debt owed to AJG Financial Services on September 30, 2004 which resulted in a $2,729 gain in 2004. See Note K to the consolidated financial statements.

      6) AJG Financial Services, Inc. satisfied its obligation to pay for the remaining 50% ownership in certain Illinois gencos which resulted in a $16,000 pre-tax gain in 2004. See Note G to the consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

In March 2005, a special committee of independent directors was organized to evaluate a potential combination with a private company in a related line of business. No assurance can be given that such transaction will be completed.

During 2004, our $4,029 loss from operations was principally the result of the $7,089 write off of the Company's investment in SEFL Net income of $644 reflects $4,561 in an after tax gain resulting from the sale of USE Canada and $5,384 generated from the payment for ownership interest in Illinois based generating project entities previously sold to AJG.

RESULTS OF OPERATIONS

Comparison of 2004, 2003 and 2002

A summary of the components of operating income follows:

     (Dollars in thousands)
================================================================================
                                                 2004        2003         2002
================================================================================
 Revenues                                      $ 20,108    $ 24,999    $ 28,620

 Operating Expenses                               9,646      10,964      14,842
 General and Administritive
    Expenses                                      3,241       5,918       9,958
 Depreciation and Amortization                    4,279       3,874       5,906
 Investment Write off                             7,089          --       3,684
 (Gain) From Joint Ventures                        (118)       (792)        (60)
================================================================================
 Income/(Loss) from Operations                 $ (4,029)   $  5,035    $ (5,710)
================================================================================

In comparing fiscal information it should be noted that:

      1) The Company sold its investment in USE Geothermal on June 30, 2003 and was deemed a discontinued operation in 2003.

      2) The Company's investment in SEFL was reduced to 32% in the 4th quarter of 2003. The Company's interest was sold in 2004. See Note B to the consolidated financial statements.

      3) Effective December 31, 2003, USE Canada was deemed to be a discontinued operation in connection with its anticipated sale to the Countryside Fund. The sale was completed on April 8, 2004. See Note B to the consolidated financial statements.

      4) USEB acquired its subordinated debt owed to AJG Financial Services on September 30, 2004 which resulted in a $2,759 pre-tax gain in 2004.

      5) AJG Financial Services, Inc. satisfied its obligation to pay for the remaining 50% ownership in certain Illinois gencos which resulted in a $16,000 pre-tax gain in the second quarter of 2004.

      6) The USEB Readville cogeneration project was closed effective October 1, 2003 due to the termination of the contract with the energy user.

Investments in joint ventures are accounted for under the equity method of accounting, and accordingly, revenues and expenses of these investments are not included in our consolidated statements of operations.

REVENUES

The Company's 2004 revenues were $20,108 compared with $24,999 for 2003 and $28,620 for 2002. The decrease of $4,891, or 20%, from 2004 to 2003 was primarily due to: (a) the closing of a USEB project in 2003 due to a contract termination ($2,933), (b) a decrease in USEB revenue due to changes in net rates received for energy sales ($1,238) offset partially by $949 in increased volume of energy sales, (c) the elimination of other revenues related to USEB operations that were offset by operating expenses ($1,009) and (d) the elimination of SEFL management fees ($550).

The $3,621 decrease in revenues in 2003 from to 2002 was due primarily to the deconsolidation of SEFL in the financial statements for 2003. In 2002, revenues from SEFL were $3,453.

EXPENSES

Operating Expenses: The Company's 2004 operating expenses were $9,646 compared with $10,964 in 2003 and $14,842 in 2002. The $1,318, or 12%, decrease in 2004 was the result of the elimination of USEB operating expenses that were offset by a decrease in USEB revenues as indicated above ($1,000), a decrease in USEB project operating expenses due to the termination of a project contract, ($174) and a general reduction in USEB operating expenses, ($144). Operating expenses as a percentage of revenues increased from 44% in 2003 to 48% in 2004 primarily due to the inclusion, in 2003, of a $1,900 fee associated with the termination of a contract for a USEB project.

The $3,878, or 26%, decrease in operating expenses in 2003 when compared to 2002 was primarily due to the deconsolidation of SEFL and recording of USE Canada and Geothermal as discontinued operations. Operating expenses as a percentage of revenues decreased from 52% in 2002 to 44% in 2003 due to the reduction in the number of USEB full time employees resulting from the outsourcing of project operating and maintenance expenses and the implementation of cost reduction strategies.

General and Administrative Expenses: General and administrative expenses for 2004 were $3,241, a decrease of $2,677, or 45%, compared with the 2003. Expenses for 2003 decreased by $4,040, or 41% when compared with 2002. General and administrative expenses as a percentage of total revenues were 16%, 24% and 35% for 2004, 2003 and 2002 respectively. The following table summarizes general and administrative expenses for 2004, 2003 and 2002.

===========================================================================================
                                                         2004          2003         2002
-------------------------------------------------------------------------------------------
General and Administrative Expenses
     Salaries, Other Compensation and Consulting      $    5,659    $    3,336   $    4,964
     Legal and Professional                                  712           722          660
     Insurance                                               470           623          789
     Corporate Expenses                                      412           572          371
     Other                                                   827           665        3,174
     Countryside Fund Expense Reimbursement               (4,839)           --           --
===========================================================================================
         Total                                        $    3,241    $    5,918   $    9,958
===========================================================================================

For 2004, general and administrative expenses included the reimbursement from the Countryside Fund of $4,839 for expenses incurred by the Company related to the Countryside Fund transaction. This reimbursement was utilized in part to offset the increase in additional compensation awarded to employees generally pursuant to existing employment arrangements and bonus plans.

The $4,040, or 41%, decrease in general and administrative expense in 2003 when compared with 2002 was due primarily to the inclusion in 2002 of previously deferred compensation of $1,500, the payment of severence and consulting fees related to the consolidation of the accounting and administrative functions of the Company of $1,100, an increase in the reserve for uncollectible accounts receivable of $1,000, the expensing of $760 in development costs previously capitalized and the inclusion of $450 applicable to US Enviro Systems, which was sold in 2002, offset in part by the 2003 reserve for SEFL management fees of $992.

Depreciation and Amortization: Depreciation and amortization expenses were $4,279 in 2004 compared with $3,874 for 2003, an increase of $405 or 10%. The increase was due to an increase in the amoritzation of debt issuance costs associated with the the Countryside Fund transaction. Amortization costs for subsequent years will be approximately $200 higher than those reported in 2004 due to the fact that the amount recorded in 2004 does not reflect full year's amortization of debt issuance costs associated with the Countryside Fund transaction which closed on April 8, 2004.

The $2,032, or 34%, decrease in depreciation and amortization expenses in 2003 was primarily due to the sale of U.S. Enviro Systems in 2002.

Interest and Dividend Income: Interest and dividend income for 2004 was $2,828, an increase of $1,693, or 149%, compared with $1,135 for 2003. The increase in interest income is primarily from the interest earned on the $14,000 purchase note (bearing a 15% interest rate) delivered by AJG Financial Services in payment of the balance of the purchase price owed in connection with the acquisition of ownership interests in certain of the Illinois based generating project entities that it acquired from USEB. See Note G to the consolidatd financial statements

The $597, or 34%, decrease in interest income in 2003 when compared to 2002 was due to a reduction in the amount of interest related to the installment sale of partnership interests. See Note G to the consolidated financial statements. The decrease is the result of the reduction in payments on the notes due to the expiration of the production of section 29 tax credits for a number of the USEB projects. Interest income for the installment sales was $447 in 2003 compared with $754 in 2002. The balance of the reduction was reflective of lower market rates resulting in lower interest earnings on investments.

Interest Expense: Interest expense for 2004 was $9,443, an increase of $2,665, or 39%, when compared to the $6,779 in interest expense reported for 2003. This increase is the result of the increase in total amount of non-related party debt outstanding as of December 31, 2004 to $80,521 from the December 31, 2003 amount of $58,755 and the increase in the interest rate on the debt to 11% from an average interest rate of 8.7% as of December 31, 2003. The changes in the total outstanding debt and the interest rate resulted from the Countryside Fund transaction that closed on April 8, 2004. Interest expense for years subsequent to 2004 will be higher than in 2004 due to the fact that the amount recorded in 2004 does not reflect the full year of increased interest rates and increased debt outstanding resulting from the Countryside Fund transaction. See Note K to the consolidated financial statements.

The $987, or 13%, decrease in interest expense in 2003 when compared with 2002 was primarily the result of lower interest rates on variable rate debt and the continued amortization of principal on the outstanding debt.

Unrealized Gain/(Loss): The unrealized gain for 2004 is comprised of $1,246 of mark to market gains in open trading positions from the investment of the Illinois Accounts and $785 in gains associated with foreign currancy exchange rates less taxes of $771.

Income Tax: Provision for income taxes resulted in a tax benefit for 2004, 2003 and 2002 of $10,003, $1,227 and $5,671, respectively. The Company has a Net Operating Loss ("NOL") carry forward of approximately $38,000, some of which is subject to limitation under Section 382 of the IRS code.

Transaction Costs: In 2004, we incurred transaction costs of $13,858 associated with the Countryside Fund. These costs include $10,428 in debt prepayment fees paid to John Hancock and ABB Energy Capital due to the prepayment of the debt prior to its maturity, $1,802 related to the write off of unamortized debt issuance cost associated with John Hancok and ABB Energy Capital debt and $1,628 for internal Company expenses associated with the transaction.

Other Income/(Loss): In 2004 we had Other Income/(Loss) of $3,214. This income was comprised of a $2,729 pre tax gain associated with the acquisition of the AJG subordinated debt plus $485 in earnings on the investment of reserve funds.

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations at December 31, 2004 and the effect such obligations are to have on our liquidity and cash flow in future periods.

(Dollars in thousands)
======================================================================================================================
                                             Total        Less than       1-3 years       4-5 years       More than
                                                            1 year                                         5 years
======================================================================================================================
Debt Obligations                             $80,521         $1,373          $5,150          $4,503         $69,495
Operating Leases                                 776            291             478               7              --
Purchase Obligations (1)                       1,224            288             864              72              --
Other Long Term Liabilities (2)               49,028              0               0           1,000          48,028
======================================================================================================================
         Total                              $131,549         $1,952          $6,492          $5,582        $117,523
======================================================================================================================

Footnotes:

      (1) The Company is a party to contractual obligations including gas purchase agreements and operation and maintenance agreements which do not specifically provide for a minimum purchase obligation and accordingly are not included above. In 2004, we paid an aggregate of $1,753 pursuant to such arrangements.

      (2) Other Long Term Liabilities reflected on registrants balance sheet according to GAAP. On the balance sheet, this is titled Illinois Subsidy Liability. The $26,346 reported on the balance sheet is equal to $49,028 owed to Illinios under the Retail Rate Program less $22,682 related to the GAAP treatment of the subsidy.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2004, cash and marketable securities totaled $45,591, of which $15,982 was unrestricted, as compared with $3,725 of unrestricted cash at December 31, 2003. The financing arrangements between the Countryside Fund and the USEB projects require these subsidiaries to maintain various restricted cash accounts, which, at December 31, 2004, amounted to $29,609. Included in the cash and marketable securities is $21,428 that is managed by a money manager under investment allocation parameters established by the Company and USEB. The investment accounts managed by the money manager, as of December 31, 2004 included $13,352 invested in equity funds, $6,945 invested in debt funds and $1,131 being held in cash or cash equivalents. The cost basis of the investments, which have been invested with the money manager since July 2004, is $20,182.

During the year ended December 31, 2004 net cash flows provided by operating, financing activities and investing activities resulted in an increase in cash and marketable securities of $24,677.

During the year 2004, cash flow utilized by operating activities was $(2,417) which is a decrease of $11,858 from the $9,441 of cash provided by operating activities for 2003. The decrease is the result of the loss of operating cash flow from the sale of USE Canada and the termination of the SEFL investment plus additional interest paid by USEB as the result of the the Countryside Fund transaction.

Cash flows from investing activities was $14,100 for 2004, an increase of $16,497 from the amounts reported for 2003. The increase was due to the sale of USE Canada.

Cash flow from financing activities was $14,994 for 2004, an increase of $14,228 when compared to the amount from 2003. The increase is primarily the result of refinancing of the USEB debt with the Countryside Fund and the sale of the USEB roayalty interest to the Countryside fund.

USEB's financing arrangements with the Countryside Fund limit the ability of USEB and its subsidiaries to distribute funds to the Company or to make improvements or expand certain projects unless specified conditions are satisfied.

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

SIGNIFICANT ACCOUNTING ESTIMATES

The Company utilized estimates in the calculation of the valuation of the Goodwill Asset. See Note A(5) to the consoidated financial statements. Actual future operating results that deviate from the estimates would have an effect on the future valuation of the Goodwill Asset.

CERTAIN RISK FACTORS THAT MAY IMPACT US

Set forth below and elsewhere in this report and other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements contained in this report.

RISKS RELATED TO THE COMPANY

Our subsidiaries have substantial indebtedness and in connection with their existing indebtedness we have agreed to significant restrictions upon their operations, including their ability to use their cash.

We have substantial debt that has been incurred to finance the acquisition and development of energy facilities. As of December 31, 2004, our total consolidated long term debt was $80,521. The terms of this debt require USEB to deposit $250 per calender quarter into the debt service reserve fund provided that cash available, as defined in the loan agreement, is at certain levels. USEB was only required to make $84 of additional deposits into the debt service reserve during 2004. Until an amount is deposited into the reserve equal to $250 per quarter since the April 8, 2004 closing, USEB is precluded from making dividend or royalty payments or from expending funds to expand its production capacity. Whether USEB will be able to meet our debt service obligations and fund the debt service reserve obligations will depend primarily upon the performance of its energy projects.

We have rate risk within the Illinois Retail Rate Program.

During 2004, USEB experienced major rate reductions at three of the Illinois projects operating under the Illinois Retail Rate Program. The off-taker at such projects is Commonwealth Edison. Retail rates for these projects, which are adjusted annually in arrears, decreased by amounts ranging from 26% to 40% per kwh. Projects participating in this program accounted for 59% and 47% of our revenues in 2004 and 2003, respectively. USEB cannot predict whether any other rate changes are likely. Any additional rate decreases will have a negative effect on our operating results and cash flow.

We depend on our electricity and landfill gas customers.

Our energy facilities rely on one or more energy sales agreements with one or more customers for a substantial portion of their revenues. Any material failure by any customer to fulfill its obligations under an energy sales agreement could have a negative effect on the cash flow available to us and on our results of operations. Commonwealth Edison accounted for 42% and 34% of our revenues in 2004 and 2003, respectively.Our business of owning, operating power plants, and district energy systems involve considerable risk.

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

If any of our projects were to lose its status as a QF, then it could become subject to rate (and other) regulation as a public utility under the federal and state law. This would result in substantial regulatory burdens, and possibly insurmountable impediments, to affected entities with regard to conducting business in the manner currently conducted and contemplated. In addition, loss of QF status could trigger defaults under covenants to maintain QF status in various purchase and loan agreements and result in termination, penalties or acceleration of indebtedness under such agreements, plus interest. A facility may lose its QF status on a retroactive or a prospective basis.

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

Loss of QF status by any Illinois-based Biogas Project would cause it also to lose its QSWEF status. See "Business Regulation".

A significant source of US Biogas revenues are generated from special tax credits provided for the sale of landfill gas to third parties and these credits will expire.

USEB benefits from Section 29 of the Internal Revenue Code. Section 29 provides that owners of biogas facilities that collect and sell biogas as a fuel are permitted to reduce their annual federal income tax liability with a tax credit based upon the volume of the biogas sold to unrelated third parties. Historically USEB has sold interests in the Gascos producing these tax credits to financial investors and such sales have provided USEB with additional revenue. Part of the purchase price is contingent on gas production. If gas production were to fall, USEB's revenues may decline. USEB has agreed to indemnify the financial investors that have purchased interests in the Gascos for certain losses suffered by such investors in the event that the Section 29 tax credits are denied in certain circumstances.

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

We may be unable to acquire or renew the numerous permits and approvals required to operate power facilities .

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

We have legislative risk pertaining to the continuation of the Illinois Retail Rate Program

Ten of the Illinois project owned by our USEB subsidiary operate under the Illinois Retail Rate program. Under the program, the Illinois Commerce Commission mandates that the local utility purchase power from our projects at above market rates. The utility is reimbursed by Illinois for any payments made to our projects above market rates or avoided costs. From time to time during the past few years and in each of 2004 and 2005, the Governor and/or Lieutenant Governor of Illinois and members of the Illinois legislature have proposed changes to or the elimination of the Illinois Retail Rate Program and have introduced legislation to such effect. While legislation has not been adopted, the adoption of legislation or the implementation of rules that would reduce or eliminate the benefits received by the Company under this program would have a material adverse effect on the Company, as the revenues from such projects constitued 59% of our revenues in 2004.

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

We believe that our current and anticipated cash flow from operations and assets sales from the financing sources and transactions described herein will be sufficient to meet our anticipated cash requirements for the next twelve months; however, there can be no assurance in this regard. As of December 31, 2004 we had $15,982 in unrestricted cash available. If we are unable to generate cash flows from operations to fund our working capital needs, we would be required to obtain additional equity or debt financing to continue to operate our business. In addition, we anticipate that each project we acquire or develop will require us to raise additional financing, some of which may be in the form of additional equity.

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

Environmental Health and Safety Risks

Our projects are regulated by numerous and significant laws, including statutes, regulations, by-laws, guidelines, policies, directives and other requirements governing or relating to, among other things: air emissions, discharges into water, the storage, handling, use, transportation and distribution of dangerous goods and hazardous and residual materials, such as chemicals; the prevention of releases of contaminants, pollutants or hazardous materials into the environment; the presence, remediation and monitoring of contaminants, pollutants or hazardous materials in soil and water, including surface or groundwater, both on and off site; land use and zoning matters; and workers health and safety matters. As such, the operation of the projects and systems carry an inherent risk of environmental, health and safety liabilities (including potential civil actions, compliance or remediation orders, fines and other penalties), and may result in the projects and systems being involved from time to time in administrative and judicial proceedings relating to such matters, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

The rate incentive received by each QSWEF, which must be reimbursed to Illinois, represents the excess of the Gross Contract Rate received by such QSWEF from the public utility less the public utility's Avoided Cost. Therefore, the QSWEF's rate incentive and corresponding reimbursement obligation will depend, among other things, on the level of such Avoided Cost, which is beyond the control of the QSWEF.

Loss of QSWEF status could trigger defaults under covenants to maintain QSWEF status in various purchase and loan agreements (including the loans agreements with Countryside Fund) and result in termination, penalties or acceleration of indebtedness under such agreements plus interest.

Illinois Subsidy Liability Repayment

The ICC has broad powers to enforce and interpret the provisions of the Illinois Public Utility Act, ICC Regulations and ICC Orders. In the future, the ICC may promulgate new regulations and establish new policies or modify existing regulations and policies. Such actions, if taken and upheld by the courts, may have a materially adverse impact on some or all of the Illinois-based Biogas Projects. The ICC has enforcement authority to direct each owner of an Illinois-based Biogas Project to satisfy its subsidy liability repayment obligations, which authority may extend to, among other matters, the legal entity that is to hold the Illinois Accounts, the amount of funds to be deposited annually in the Illinois Accounts and the kinds of investments in which such funds are or may be invested. Although the ICC has considered imposing and has imposed such requirements in the past as a condition to its approval of certain proposed transactions, it cannot be predicted with certainty whether and under what similar or different circumstances the ICC may attempt to impose any of such requirements in the future. However, provided the QSWEFs (a) remain in compliance in good faith with the current Illinois Public Utilities Act, ICC Regulations and ICC Orders, (b) make timely deposits to their Illinois Accounts that, together with earnings thereon from a reasonable and balanced investment portfolio, are reasonably sufficient to meet the QSWEFs' reimbursement obligations to the Illnois, and (c) do not seek approval from the ICC for any transactions that require ICC approval or modify existing ICC Orders, the we have no reason to believe that the ICC will take any such actions respecting the QSWEFs in a manner materially adverse to them.

Under the Illinois Retail Rate Program, each QSWEF must begin to repay the subsidy it has received to Illinois beginning no later that the earlier of the date the QSWEF has paid or otherwise satisfied in full the capital costs or indebtedness incurred in developing its facility and 10 years after the date its facility commenced commercial operation, with such repayment to be completed no later than the earlier of 20 years after such date of commencement of commercial operation and the end of its facility's actual useful life. In order to meet this obligation, each QSWEF has established an Illinois Account in which it has deposited and will continue to deposit a portion of the subsidy as it is received with the expectation that such deposits, when invested prudently in a balanced portfolio managed by professional advisors, will over time generate sufficient earnings to permit such QSWEF to meet its reimbursement obligations to Illnois as and when they come due. However, in the event the ICC exercised its enforcement authority in a manner that resulted in a lower return than expected or the investments in the Illinois Accounts otherwise do not generate the expected earnings, a QSWEF may not have sufficient funds to meet its obligations to reimburse the Illnois when such obligations come due with potential material adverse consequences to the affected QSWEF.

Future Foreign Currency Exchange Risk

Pursuant to the terms of the financing arrangements with the Countryside Fund, USEB is required to make debt service payments to the Countryside Fund in Canadian dollars. USEB has entered into a three year hedge agreement with a financial institution fixing the US dollar to the Canadian dollar exchange rate at approximately US$0.76 per Canadian dollar through March 31, 2007. Beginning April 1, 2007, USEB is required to maintain a foreign currency hedge agreement for a minimum of 75% of the remaining debt service payments. USEB will be at risk for fluctuations in the currency exchange rate should the rate vary from the exchange rate existing in the expiring hedge agreement and no new hedge agreement is in place.

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

While a majority of the off-takers of our projects are contractually obligated to purchase electricity under long-term power PPAs, the projects based on market pricing will be exposed to fluctuations in the wholesale price of electricity. In addition, should any of the long-term contracts terminate or expire, we will be required to either negotiate new PPAs or sell into the wholesale market for electricity, in which case the prices for electricity will depend on market conditions at the time. Similarly, when the Biogas Projects located in Illinois are no longer eligible to receive incentives under the Rate Incentive Program, it is expected that the projects will seek to negotiate new contracts in the Green Power Market based on rates prevailing in the Green Power Market at the time. Further, the Gross Contract Rate which USEB's Illinois-based Biogas Projects receive is equal to the average amount per kwh paid by the local government entities in the project's respective jurisdiction and, therefore, may be subject to change.

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

Although we maintain insurance of various types to cover many of the risks that apply to our operations, including $2,000 of general liability insurance, a $20,000 umbrella policy, as well as separate insurance for each project, our insurance will not cover every potential risk associated with our operations. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on our financial condition and results of operations. Moreover, no assurance can be given that we will be able to maintain adequate insurance in the future at rates we consider reasonable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Fluctuations in interest rates and investment yields will effect earnings derived from the investment of the various reserve accounts which could have a material effect on the Company's financial performance. Fluctuations in the foreign currency exchange rate between the US dollar and the Canadian dollar as it relates to the payment of debt service on the the Countryside Fund loan could also have a material effect on the Company's financial performance. The exchange rate is currently fixed per a foreign currency hedge agreement that expires in March, 2007. See notes A(19) and E to our consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements together with the report of the independent registered public accounting firm thereon, are presented under Item 15 of this report.

Supplementary Financial Information

2004 (Dollars in thousands, except share amounts)
==========================================================================================================
                                         First Quarter   Second Quarter   Third Quarter   Fourth Quarter
==========================================================================================================
Operating Revenue                          $  5,117         $  4,479        $  6,213         $  4,299
Operating Income                             (6,501)            (759)          1,812            1,419
Net income for Common Stock                  (4,181)           5,272             536           (1,811)
Basic Earnings per Common Stock               (0.35)            0.44            0.04            (0.15)
Diluted Earnings per Common Stock                --             0.32            0.03               --

2003 (Dollars in thousands, except share amounts)
==========================================================================================================
                                         First Quarter   Second Quarter   Third Quarter   Fourth Quarter
==========================================================================================================
Revenue                                    $  5,883         $  6,207        $  6,390         $  6,519
Operating Income                              1,657            1,121             741            1,516
Net income for Common Stock                     143            1,370             315             (818)
Basic Earnings per Common Stock                0.01             0.11            0.03            (0.07)
Diluted Earnings per Common Stock              0.01             0.08            0.02               --

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On or about November 18, 2004, we received a letter from Kostin, Ruffkess and Company, LLC, our outside auditor (the "Former Auditor"), stating that they intended "to withdraw from audit work in the public company arena." This change will take place subsequent to the audit of the year 2004 financial statements.

The Former Auditor's reports on our consolidated financial statements during the years ended December 31, 2004, 2003 and 2002 did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

During the years ended December 31, 2004, 2003 and 2002 and all subsequent interim periods preceding the resignation, there were no disagreements with the Former Auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of the Former Auditor, would have caused it to make a reference thereto in its reports on our financial statements for each period.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Based on this evaluation, the Company's Chief Executive Officer and Chief Accounting Officer (i.e., its chief financial officer) concluded that the Company's disclosure controls and procedures were effective, in timely manner alerting them to material information relating to the Company required to be included in the Company's periodic filings with the Securities and Exchange Commission. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving desired control objectives and, based on the evaluation described above, the Company's Chief Executive Officer and ChiefAccounting Officer (i.e., its chief financial officer) concluded that the Company's disclosure controls and procedures were effective at reaching that level of reasonable assurance.

There was no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The required information is incorporated by reference from our definitive proxy statement to be filed with the SEC by May 2, 2005.

ITEM 11. EXECUTIVE COMPENSATION

The required information is incorporated by reference from our definitive proxy statement to be filed with the SEC by May 2, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The required information is incorporated by reference from our definitive proxy statement to be filed with the SEC by May 2, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The required information is incorporated by reference from our definitive proxy statement to be filed with the SEC by May 2, 2005.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The required information is incorporated by reference from our definitive proxy statement to be filed with the SEC by May 2, 2005.

ITEM 15. EXHIBITS AND FINANCIAL SCHEDULES

(a)   The following documents are flied as part of this report

      (3)   Financial Statements

            Description

            Report from Independent Registered Public Accounting Firm

            Consolidated Balance Sheet as of December 31, 2004 and 2003

            Consolidated Statement of Operations and Other Comprehensive Income
            (Loss) for the Years Ended December 31, 2004, 2003 and 2002

            Consolidated Statement of Changes in Stockholders Equity for the Years Ended December 31, 2004, 2003 and 2002

            Consolidated Statement of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

            Notes to Consolidated Financial Statements


      (4)   Exhibits

Exhibit     Description
Number

3.1 Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware (1)

3.2 Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company (4)

3.3         Amended and Restated By-Laws of US Energy (5)

3.4 Form of Certificate of Designation for US Energy's Series C Preferred Stock (8)

Exhibit     Description
Number

3.5 Form of Certificate of Designation for US Energy's Series D Preferred Stock (8)

3.6 Certificate of Correction to Certificate of Designation of Series B Preferred Stock (8)

4.1         Specimen Stock Certificate (1)

4.2 Certificate of Designation of Series B Convertible Preferred Stock of the Company as filed with the Secretary of the State of Delaware
            (7)

4.3 Amended and Restated Plan of Recapitalization dated as of July 31, 2000 by and between the Company and the parties identified therein
            (8)

4.4         Form of Series B Warrant to Purchase Shares of Common Stock (4)

4.5         Form of Series C Redeemable Common Stock Purchase Warrant of US
            Energy (5)

10.1 Purchase Agreement, dated as of January 24, 1994, between Lehi Co-Gen Associates, L.C. and Lehi Envirosystems, Inc. (2)

10.2 Operating Agreement among Far West Capital, Inc., Suma Corporation and Lehi Envirosystems, Inc. dated January 24, 1994 (2)

10.3 Agreement among the Company, Plymouth Envirosystems, Inc., IEC Plymouth, Inc. and Independent Energy Finance Corporation dated November 16, 1994 (1)

10.4 Amended and Restated Agreement of Limited Partnership of Plymouth Cogeneration Limited Partnership between PSC Cogeneration Limited Partnership, Central Hudson Cogeneration, Inc. and Plymouth Envirosystems, Inc. dated November 1, 1994 (1)

10.5 Amended and Restated Agreement of Limited Partnership of PSC Cogeneration Limited Partnership among IEC Plymouth, Inc., Independent Energy Finance Corporation and Plymouth Envirosystems, Inc. dated December 28, 1994 (1)

10.6 Security Agreement and Financing Statement among the Company, Lehi Envirosystems, Inc., Plymouth Envirosystems, Inc. and Anchor Capital Company, LLC dated June 14, 1995, as amended (1)

10.7        Certificate of Designations (1)

10.8 Loan and Option Agreement dated August, 1996 by and among NRG Company, LLC and Reno Energy, LLC and ART, LLC and FWC Energy, LLC, and Amendments thereto (1)

10.9        Form of Debenture Conversion Agreement (1)

10.10 Subscription Agreement, dated March 20, 1998, between the Company and Energy Systems Investors, LLC (3)

10.11 Registration Rights Agreement, dated March 20, 1998, between the Company and Energy Systems Investors, LLC (3)

10.12 Amended and Restated Stock Option Agreement between the Company and Lawrence I. Schneider dated May 10, 2000 with respect to 750,000 shares of the Company Common Stock (4)

10.13 Amended and Restated Stock Option Agreement between the Company and Goran Mornhed dated May 10, 2000 with respect to 1,000,000 shares of the Company Common Stock (4)

10.14 Pledge Agreement dated as of July 31, 2000 by and between the Company and Energy Systems Investors, L.L.C. (4)

10.15 Limited Recourse Promissory Note dated July 31, 2000 issued by Energy Systems Investors, L.L.C. in favor of the Company (4)

Exhibit     Description
Number

10.16 Registration Rights Agreement dated November 28, 2000 by and among US Energy and the Zapco Stockholders (5)

10.17       Performance Guaranty dated as November 28, 2000 of US Energy (5)

10.18 Performance Guaranty of Cinergy Solutions Holding Company, Inc. dated as of November 28, 2000 (5)

10.19 Subscription Agreement dated as of November 28, 2000 by and among US Energy, US Energy Sub and Cinergy Energy (5)

10.20 Stockholders Agreement dated as of November 28, 2000 by and among US Energy, US Energy Sub and Cinergy Energy (5)

10.21 Indemnification Agreement dated as of November 28, 2000 by and among US Energy, US Energy Sub and Cinergy Energy (5)

10.22 Employment Agreement dated as of May 10, 2000 by and between the Company and Lawrence Schneider (6)

10.23 Employment Agreement dated as of May 10, 2000 by and between the Company and Goran Mornhed (6)

10.24       2000 Executive Incentive Compensation Plan (6)

10.25       2000 Executive Bonus Plan (6)

10.26 Stock Option Agreement between the Company and Lawrence Schneider with respect to 1,000,000 shares of Common Stock (6)

10.27 Stock Option Agreement between the Company and Goran Mornhed with respect to 187,500 shares of Common Stock (6)

10.28 Stock Option Agreement between the Company and Goran Mornhed with respect to 562,500 shares of Common Stock (6)

10.29 Standby Payment Agreement dated as of June 11, 2001 by and among U.S. Energy Systems, Inc., USE Canada Acquisition Corp. and AJG Financial Services, Inc. (9)

10.30       Development Incentive Plan (10)

10.31       Corporate Incentive Plan (10)

10.32       Finance Incentive Plan (10)

10.33 Employment Agreement dated as of January 1, 2002 between the Company and Edward Campana (10)

10.34 Employment Agreement dated as of September 8, 2000 between the Company and Henry Schneider (10)

10.35 Agreement by and among AJG Financial, as agent, U.S. Energy, Cinergy Energy, U.S. Energy Biogas and Tannenbaum, Helpern as agent dated as of October 16, 2003 (11)

10.36 Escrow letter by and among, Tannenbaum, Halpern escrow agent, AJG Financial, Cinergy Energy, US Energy, U.S. Energy Biogas Corp (11)

10.37 Amended and Restated Subordinated Note from U.S. Energy Biogas Corp. to AJG Financial Services, Inc. (11)

10.38       Loan Agreement dated as of November 3, 2003 (11)

10.39       2003 Finance Incentive Plan (11)

Exhibit     Description
Number

10.40       2003 Development Incentive Plan (11)

10.41 Royalty Agreement dated as of April 8, 2004 by and between U.S. Energy Biogas Corp., Countryside Canada Power, Inc., the Registrant and Cinergy Energy Solutions, Inc. (12)

10.42 Amendment to Note Purchase Agreement dated as of April 8, 2004 by and between U.S. Energy Biogas Corp., Avon Energy Partners, LLC and the other parties identified therein (12)

10.43 Amendment to Indenture of Trust and Security Agreement dated as of April 8, 2004 by and among US Energy Biogas Corp., Countryside Canada Power, Inc. and the other parties identified therein (12)

10.44 Amendment dated April 8, 2004 among BMC Energy LLC, Countryside Canada Power Inc. and the other parties identified therein to the
            (i) Security Agreement dated as of May 2, 2001 among BMC Energy LLC, Countryside Canada Power, Inc. (as successor to AJG Financial Services, Inc.) and the other parties identified therein and (ii) Cash Collateral Pledge and Security Agreement dated as of April 30, 2001 among BMC Energy, LLC, Countryside Canada Power, Inc. (as successor to ABB Energy Capital, LLC) and the other parties identified therein (12)

10.45       Form of Restricted Stock Unit for Directors (13)

10.46       Form of Restricted Stock Unit for Officers (13)

10.47 Purchase Agreement dated September 30, 2004 among AJG Finanacial Services, Inc. and U.S. Energy Biogas Corp. (13)

10.48 Assignment Agreement dated September 30, 2004 among AJG Financial Services, Inc. and U.S. Energy Biogas Corp. (13)

10.49 Severence Agreement and Mutual Release is by and between Edward M. Campana and US Energy Systems, Inc.

10.50 Severence Agreement, Mutual Release and Consulting Agreement by and between Allen J. Rothman and US Energy Systems, Inc.

23.1        Consent of Kostin, Ruffkess and Company, LLC.

31.1        Rule 13a-14(a)/15d-14(a) certifications

31.1        Rule 13a-14(a)/15d-14(a) certifications

32.1        Section 1350 certification

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-94612)

(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended January 31, 1994

(3) Incorporated by reference to the Company's Current Report on Form 8-K filed on March 26, 1998

(4) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended July 31, 2000

(5) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarter ended October 31, 2000

(6) Incorporated by reference to the Company's Current Report on Form 8-K dated May 4, 2000

(7) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended January 31, 1999

Exhibit     Description
Number

(8) Incorporated by reference to the Company's Report on Form 10-KSB for the period ended December 31, 2000

(9) Incorporated by reference to the Company's Current Report on Form 8-K dated June 11, 2001

(10) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB dated August 14, 2002

(11) Incorporated by reference to the Company's Report on Form 10-K for the period ended March 31, 2003, as amended

(12) Incorporated by reference to the Company's Report on Form 10-Q for the period ended March 31, 2004

(13) Incorporated by reference to the Company's Report on Form 10-Q for the period ended September 30, 2004

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting
     Firm....................................................................F-2

Consolidated Balance Sheets as of December 31, 2004 and 2003.................F-3

Consolidated Statements of Operations and Other Comprehensive Income
     (Loss) for the Years ended December 31, 2004, 2003 and 2002.............F-5

Consolidated Statements of Cash Flows for the Years ended December
     31, 2004, 2003 and 2002.................................................F-7

Consolidated Statements of Changes in Stockholders' Equity for the
     Years ended December 31, 2004, 2003 and 2002............................F-9

Notes to Consolidated Financial
     Statements.............................................................F-11

             Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
U.S. Energy Systems, Inc.
White Plains, New York

We have audited the accompanying consolidated balance sheets of U.S. Energy Systems, Inc. and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations and other comprehensive income (loss), changes in stockholders' equity and cash flows for each of the years ended December 31, 2004, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not examine the financial statements of USE Canada Energy Corp. for the year ended December 31, 2003, a consolidated subsidiary whose statements reflect total assets and income constituting 16% and 65%, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us and our opinion insofar as it relates to the amounts included for USE Canada Energy Corp. as of December 31, 2003 and the related year ended is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors in 2003, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Energy Systems, Inc. and subsidiaries as of December 31, 2004 and 2003 and the consolidated results of their operation and their consolidated cash flows for each of the years ended December 31, 2004, 2003 and 2002 in conformity with U.S. generally accepted accounting principles.

Kostin, Ruffkess & Company, LLC
Farmington, Connecticut

/s/ Kostin, Ruffkess & Company, LLC

March 29, 2005

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                        (In thousands, except share data)

ASSETS                                                                          DECEMBER 31,   DECEMBER 31,
                                                                                    2004           2003
                                                                                ------------   ------------
Current Assets:
   Cash .....................................................................   $     15,982   $      3,725
   Restricted Cash and Marketable Securities ................................         29,609         17,188
   Accounts Receivable (less allowance for doubtful accounts $46 and $1,313
     in 2004 and 2003, respectively) ........................................          4,857          9,105
   Installments Sale Partnership Interest and Interest Receivable, Current
     Portion ................................................................          2,494          2,678
   Other Current Assets .....................................................          1,639          3,664
                                                                                ------------   ------------
       Total Current Assets, Net ............................................         54,581         36,360
                                                                                ------------   ------------

Property, Plant and Equipment, Net ..........................................         41,901         43,729
Construction in Progress ....................................................            198            595
Installment Sale Partnership Interest, less Current Portion .................         23,537         12,987
Notes Receivable ............................................................             --          1,247
Investments .................................................................            801          8,251
Debt Issuance Costs, Net of Accumulated Amortization ........................         11,266          2,405
Goodwill ....................................................................         26,618         26,218
Foreign Currrency Hedge .....................................................          1,207             --
Deferred Tax Asset ..........................................................         12,409         11,812
Other Assets ................................................................             11            257
Assets to be disposed of ....................................................             --         28,180
                                                                                ------------   ------------
       Total Assets .........................................................   $    172,529   $    172,041
                                                                                ------------   ------------

LIABILITIES
Current Liabilities:
   Current Portion Long-Term Debt ...........................................   $      1,373   $      4,928
   Notes Payable - Stockholder ..............................................             --            688
   Accounts Payable and Accrued Expenses ....................................          4,057          5,887
   Deferred Revenue Installment Sale Partnership Interest, Current Portion ..            398          1,007
                                                                                ------------   ------------
       Total Current Liabilities ............................................          5,828         12,510
                                                                                ------------   ------------

Long-Term Debt less Current Portion .........................................         79,148         53,827
Notes Payable - Stockholder .................................................             --         10,641
Deferred Revenue Installment Sale Partnership Interest, less Current Portion           2,699          5,105
Deferred Royalty ............................................................          5,686             --
Illinois Subsidy Liability ..................................................         26,346         20,652
Advances from Joint Ventures ................................................             --            102
Liabilities to be disposed of ...............................................             --         21,745
                                                                                ------------   ------------
       Total Liabilities ....................................................        119,707        124,582
                                                                                ------------   ------------

Minority Interests ..........................................................         12,662          8,374
                                                                                ------------   ------------


                 See notes to consolidated financial statements
             which are an integral part of the financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                        (In thousands, except share data)

============================================================================================================
STOCKHOLDERS' EQUITY                                                            DECEMBER 31,    DECEMBER 31,
                                                                                    2004            2003
============================================================================================================
Preferred Stock, $.01 par Value, Authorized 10,000,000 Shares:
   Series B, Cumulative, Convertible, Issued and Outstanding 368 Shares .....   $         --    $         --
   Series C Cumulative, Convertible, Issued and Outstanding 100,000 Shares ..              1               1
   Series D, Cumulative, Convertible, Issued and Outstanding 1,138,888 Shares             11              11

Total Common Stock, $.01 par Value, Authorized 50,000,000 Shares, issued
   12,333,974 ...............................................................            123             123
Treasury Stock, at Cost .....................................................         (2,204)         (2,204)
Additional Paid-in Capital ..................................................         64,063          64,891
Accumulated Deficit .........................................................        (23,516)        (24,159)
Other Comprehensive Income ..................................................          1,682             422
                                                                                ------------    ------------
       Total Stockholders' Equity ...........................................         40,160          39,085
                                                                                ------------    ------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........................   $    172,529    $    172,041
                                                                                ============    ============


                 See notes to consolidated financial statements
             which are an integral part of the financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF OPERATIONS AND OTHER
                           COMPREHENSIVE INCOME (LOSS)
                        (In thousands, except share data)

==========================================================================================================
                                                  Year Ended           Year Ended           Year Ended
                                               December 31, 2004    December 31, 2003    December 31, 2002
                                               -----------------    -----------------    -----------------
Revenues                                         $     20,108         $     24,999         $     28,620

Costs and Expenses:
   Operating Expenses                                   9,646               10,964               14,842
   Investment  Write-Offs                               7,089                   --                3,684
   General and Administrative Expenses                  3,241                5,918                9,958
   Depreciation and Amortization                        4,279                3,874                5,906
   (Gain) from Joint Ventures                            (118)                (792)                 (60)
                                                 ------------         ------------         ------------
       Total Costs and Expenses                        24,137               19,964               34,330
                                                 ------------         ------------         ------------

Income (Loss) from Operations                          (4,029)               5,035               (5,710)
Interest and Dividend Income                            2,828                1,135                1,729
Interest Expense                                       (9,443)              (6,779)              (7,766)

Transaction costs                                     (13,858)                  --                   --
Other Income                                            2,642                   --                   --
Asset Sales                                                --               (1,944)                  --
(Loss) on Investments                                      --                   --               (5,120)
Minority Interest                                       2,061                  296                1,613
                                                 ------------         ------------         ------------

Income(Loss) before Taxes and Cumulative
   effect of Accounting Change and
   Disposal of a Segment                              (19,799)              (2,257)             (15,254)
Income Tax Benefit (Expense)                           10,003                1,227                5,671
                                                 ------------         ------------         ------------
(Loss) Income before Cumulative effect of
   Accounting Change and Disposal of a
   Segment                                             (9,796)              (1,030)              (9,583)
Income from discontinued operations                       495                1,188               (4,192)
Gain/(Loss) on Disposal of a Segment (net
   of Income Tax benefit/(expense) of
   $(8,875), $(887) and $1,080
   respectively)                                        9,945                1,680               (1,619)
Cumulative effect of Accounting Change in
   Years Prior to 2002(net of Income Tax
   benefit of $546)                                        --                   --                 (754)
                                                 ------------         ------------         ------------
Net (Loss) Income                                $        644         $      1,838         $    (16,148)
                                                 ============         ============         ============
Dividends on Preferred Stock                             (828)                (829)                (831)
                                                 ------------         ------------         ------------
Income (Loss) Applicable to Common Stock         $       (184)        $      1,009         $    (16,979)
                                                 ============         ============         ============
Other Comprehensive Income (Loss), Net of
    Tax
Net (Loss) Income                                $        644         $      1,838         $    (16,148)
                                                 ============         ============         ============
Unrealized Gain/Loss (net of Taxes, $771)               1,259                  279                  295
                                                 ------------         ------------         ------------
Total Comprehensive Income (Loss)                $      1,903         $      2,117         $    (15,853)
                                                 ============         ============         ============


                 See notes to consolidated financial statements
             which are an integral part of the financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF OPERATIONS AND OTHER
                     COMPREHENSIVE INCOME (LOSS) (continued)
                        (In thousands, except share data)


===========================================================================================================
                                                    Year Ended           Year Ended          Year Ended
                                                 December 31, 2004    December 31, 2003   December 31, 2002
-----------------------------------------------------------------------------------------------------------
INCOME (LOSS) PER SHARE OF COMMON STOCK:
(Loss)Income per Share of Common Stock - Basic     $      (0.02)        $       0.08        $      (1.39)
(Loss)Income per Share of Common Stock -Diluted    $         --         $       0.11        $         --
Weighted Average Number of Common Shares
  Outstanding - Basic                                    11,890               11,935              12,186
Weighted Average Number of Common Shares
  Outstanding - Diluted                                  17,058               17,089              17,351


                 See notes to consolidated financial statements
             which are an integral part of the financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands, except share data)

                                                             For the Year Ended   For the Year Ended   For the Year Ended
                                                              December 31, 2004    December 31, 2003    December 31, 2002
                                                              -----------------    -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ...................................        $        644         $      1,838         $    (16,148)
     Adjustments to Reconcile Net Income (loss) to net
     cash provided by (used in) operating activities:
       Depreciation and Amortization ...................               4,279                3,874                6,123
       Purchase Price Adjustment .......................                  --                1,100
       Loss on Sale of Segment .........................                  --                   --                1,619
       Gain on sale of subsidiary ......................             (16,000)              (1,680)
       Minority Interest Income ........................               2,061                 (296)               1,000
       Impairments and Write-offs ......................                  --                1,944               11,889
       Gain on Acquisition of Debt .....................              (2,728)                  --                   --
       Unrealized Loss/(Gains) .........................               1,260                   --                   --
       Deferred Taxes ..................................                (597)                (526)              (8,225)
       Equity in (gain) Loss of Joint Ventures .........                  --                   --                  (60)
       Cumulative effects of Accounting Change on years
          prior to 2002 (net of income tax of $546,000)                   --                   --                  754
   Changes in:
       Accounts Receivable, Trade ......................               4,248               (1,313)                 746
       Deferred Rate Swap ..............................              (1,207)                  --                   --
                                                                          --                   --                   --
       Other Current Assets ............................               2,025               (2,188)                 468
       Other Assets ....................................                 247                  154                1,357
       Accounts Payable and Accrued Expenses ...........              (1,830)               1,809                1,552
       Net effect of discontinued operation ............                  --                  253               (1,465)
       Minority Interest Liability .....................                  --                   --                1,218
       Deferred Revenue ................................                (513)                (980)              (1,185)
       Rate Incentive Liability ........................               5,694                5,452                5,619
                                                                ------------         ------------         ------------
Net cash flows provided/Used In) by Operating
   Activities ..........................................              (2,417)               9,441                5,262
                                                                ------------         ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Investments .....................................                  --                 (638)              (3,099)
       Proceeds from Sale of Subsidiary ................              15,885
       Net Acquisition of Equipment and Leasehold
          Improvements .................................
       Increase in Notes Receivable ....................              (1,384)                (512)              (2,047)
       Deferred Financing Costs ........................                  --               (1,247)             (51,450)
       Goodwill ........................................                  --                   --                2,492
                                                                        (401)                  --                   --
Net cash provided by (used in) Investing Activities ....        ------------         ------------         ------------
                                                                      14,100               (2,397)             (55,104)
                                                                ------------         ------------         ------------

                                                             For the Year Ended   For the Year Ended   For the Year Ended
                                                              December 31, 2004    December 31, 2003    December 31, 2002
                                                              -----------------    -----------------    -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from Notes Receivable ..................        $      2,378         $      2,425         $        866
       Payments of Long-term Debt ......................             (66,039)              (3,930)              (4,522)
       Proceeds from Long-term Debt ....................              81,430                1,100               44,856
       Debt Issuance Costs .............................              (9,531)                  --                   --
       Proceeds from Exercise of Options and Warrants ..                  --                   --                  231
       Deferred Royalty ................................               5,686                   --                   --
       Dividends on Preferred Stock ....................                (828)                (829)                (831)
       Minority Interests ..............................                  --                   --                 (613)
       Advance from JV .................................                (101)                  --                   --
                                                                ------------         ------------         ------------
Net cash provided by (used in) Financing Activities ....              12,995               (1,234)              39,987
                                                                ------------         ------------         ------------

NET INCREASE (DECREASE) IN CASH ........................              24,677                5,810               (9,855)

Cash, Restricted Cash and Marketable Securities -
   beginning of period .................................              20,913               15,103               24,958
                                                                ------------         ------------         ------------

CASH, RESTRICTED CASH AND MARKETABLE SECURITIES - END
   OF PERIOD ...........................................        $     45,591         $     20,913         $     15,103
                                                                ============         ============         ============

       Supplemental Disclosure of Cash Flow Information:
          Cash paid for Interest .......................        $      7,445         $      4,685         $      5,350
                                                                ============         ============         ============

       Supplemental Schedule of Non-cash Financing
          Activities:
          Gain on Acquisition of Debt ..................               2,728                   --                   --
                                                                ============         ============         ============
       Contingent Notes Receivable .....................               2,502                   --                   --
                                                                ============         ============         ============

       Note Receivable from Sale of Partnership Interest              14,000                   --                   --
                                                                ============         ============         ============
       State Taxes Paid                                                  240                   --                   --
                                                                ============         ============         ============

       Conversion of Receivable to Investment by SEFL ..                  --                   --                5,085
                                                                ============         ============         ============
       Return of Treasury Stock ........................                  --                  399                1,310
                                                                ============         ============         ============

       Issuance of Common Stock for investment interest
          in SEFL ......................................                  --                   --                  675
                                                                ============         ============         ============
       Notes Receivable - SEFL .........................                  --               52,726                   --
                                                                ============         ============         ============
       Long-Term Debt - SEFL ...........................        $         --         $     45,398         $         --
                                                                ============         ============         ============


                 See notes to consolidated financial statements
             which are an integral part of the financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 2004
                        (in thousands, except share data)

========================================================================================================================
                       Preferred Stock    Preferred Stock     Preferred Stock
                          Series B           Series C             Series D        Treasury Stock
========================================================================================================================

                        No. of            No. of               No. of           No. of                 No. of
                        Shares   Amount   Shares   Amount      Shares   Amount  Shares     Amount      Shares    Amount
------------------------------------------------------------------------------------------------------------------------
Balance - Dec. 31,
   2003 as previously
   reported               368        --   100,000   $   1     1,138,88     $11 (445,930)   $(2,204)   12,333,974   $ 123
Adjustments                --        --        --      --           --      --       --         --            --      --
Balance - Dec. 31,
   2003 as adjusted       368        --   100,000       1     1,138,88      11 (445,930)    (2,204)   12,333,974     123
Issuance of Common
   Stock                    --       --        --      --           --      --       --         --            --      --
Othe Comprehensive
   Income/(Loss)            --       --        --      --           --      --       --         --            --      --
Treasury Stock              --       --        --      --           --      --       --         --            --      --
Net Income for the
   year ended
   December 31, 2004        --       --        --      --           --      --       --         --            --      --
Dividends on
   Preferred Stock:         --       --        --      --           --      --       --         --            --      --
Series B                    --       --        --      --           --      --       --         --            --      --
Series C                    --       --        --      --           --      --       --         --            --      --
Series D                    --       --        --      --           --      --       --         --            --      --
------------------------------------------------------------------------------------------------------------------------
Balance -
   December 31, 2004      368        --   100,000   $   1     1,138,88     $11 (445,930)   $(2,204)   12,333,974   $123
========================================================================================================================

==============================================================================================

                              Common Stock
==============================================================================================
                                           Foreign
                       Additional          Currency
                         Paid in         Translation        Accumulated
                         Capital          Adjustment          Deficit            Total
----------------------------------------------------------------------------------------------
Balance - Dec. 31,
   2003 as previously
   reported              $64,891          $    422           $(24,159)         $ 39,085
Adjustments                   --                --                 --                --
Balance - Dec. 31,
   2003 as adjusted       64,891               422            (24,159)           39,085
Issuance of Common
   Stock                      --                --                 --                --
Othe Comprehensive
   Income/(Loss)              --             1,259                 --             1,259
Treasury Stock                --                --                 --                --
Net Income for the
   year ended
   December 31, 2004          --                --                644               644
Dividends on
   Preferred Stock:           --                --                 --                --
Series B                     (33)               --                 --               (33)
Series C                    (180)               --                 --              (180)
Series D                    (615)               --                 --              (615)
----------------------------------------------------------------------------------------------
Balance -
   December 31, 2004     $64,063          $  1,681           $(23,516)         $ 40,160
==============================================================================================


                 See notes to consolidated financial statements
             which are an integral part of the financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 2003
                        (In thousands, except share data)

=====================================================================================================================
                      Preferred Stock  Preferred Stock   Preferred Stock
                         Series B         Series C           Series D        Treasury Stock
=====================================================================================================================

                       No. of          No. of            No. of            No. of                    No. of
                       Shares  Amount  Shares  Amount    Shares   Amount   Shares       Amount       Shares    Amount
---------------------------------------------------------------------------------------------------------------------
Balance - Dec.31,
2002 as previously
reported                 368     --   100,000   $  1   1,138,888   $ 11   (383,450)   $ (1,805)    12,333,613    $123
Adjustments               --               --     --          --     --         --          --             --      --
Balance - Dec.31,
2002 as adjusted         368     --   100,000      1   1,138,888     11   (383,450)     (1,805)    12,333,613     123
Shares Issued for
Exercised Options and
Warrants                  --               --     --          --     --         --          --             --      --
Issuance of Common
Stock                     --               --     --          --     --         --          --            361      --
Treasury Stock            --               --     --          --     --     62,480        (399)            --      --
Other Comprehensive
Income/(Loss)             --               --     --          --     --         --          --             --      --
Net Loss for the year
ended December 31,
 2003                     --               --     --          --     --         --          --             --      --
Dividends on
Preferred Stock:
Series B                  --               --     --          --     --         --          --             --      --
Series C                  --               --     --          --     --         --          --             --      --
Series D                  --               --     --          --     --         --          --             --      --
---------------------------------------------------------------------------------------------------------------------
Balance -
December 31, 2003        368     --   100,000   $  1   1,138,888   $ 11   (445,930)   $ (2,204)    12,333,974    $123
=====================================================================================================================

==============================================================================================

                              Common Stock
==============================================================================================
                                           Foreign
                       Additional          Currency
                         Paid in         Translation        Accumulated
                         Capital          Adjustment          Deficit            Total
----------------------------------------------------------------------------------------------
Balance - Dec.31,
2002 as previously
reported                $65,720           $    701          $(23,154)           $ 41,597
Adjustments                  --                 --            (2,843)             (2,843)
Balance - Dec.31,
2002 as adjusted         65,720                 --                --                  --
Shares Issued for
Exercised Options and
Warrants                     --                 --                --                  --
Issuance of Common
Stock
Treasury Stock               --                 --                --                  --
Other Comprehensive
Income/(Loss)                --               (279)               --                (279)
Net Loss for the year
ended December 31,
 2003                        --                 --          $  1,838               1,838
Dividends on
Preferred Stock:
Series B                    (34)                --                --                 (34)
Series C                   (180)                --                --                (180)
Series D                   (615)                --                --                (615)
----------------------------------------------------------------------------------------------
Balance -
December 31, 2003       $64,891           $    422          $(24,159)           $ 39,085
==============================================================================================

                 See notes to consolidated financial statements
             which are an integral part of the financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 2002
                        (In thousands, except share data)

=======================================================================================================================
                      Preferred Stock  Preferred Stock   Preferred Stock
                         Series B         Series C           Series D        Treasury Stock
=======================================================================================================================


                       No. of          No. of            No. of            No. of                    No. of
                       Shares  Amount  Shares  Amount    Shares   Amount   Shares       Amount       Shares    Amount
-----------------------------------------------------------------------------------------------------------------------
Balance - Dec.31,
2001 as previously
reported                368     --   100,000   $  --    1,138,888   $  11    (114,700)   $  (495)   12,065,000   $  121
Adjustments              --               --      --           --      --          --         --            --       --
Balance - Dec.31,
2001 as adjusted        368     --   100,000      --    1,138,888      11    (114,700)      (495)   12,065,000      121
Shares Issued for
Exercised Options and
Warrants                 --     --        --      --           --      --          --         --       120,637        1
Issuance of Common
Stock                    --     --        --      --           --      --          --         --       147,976        1
Treasury Stock           --     --        --      --           --      --    (268,750)    (1,310)           --       --
Other Comprehensive
Income/(Loss)            --     --        --      --           --      --          --         --            --       --
Net Loss for the year
ended December 31,
2002                     --     --        --      --           --      --          --         --            --       --
Dividends on
Preferred Stock:
Series B                 --     --        --      --           --      --          --         --            --       --
Series C                 --     --        --      --           --      --          --         --            --       --
Series D                 --     --        --      --           --      --          --         --            --       --
-----------------------------------------------------------------------------------------------------------------------
Balance -
December 31, 2002       368     --   100,000   $  --    1,138,888   $  11    (383,450)   $(1,805)   12,333,613   $  123
=======================================================================================================================

==============================================================================================

                              Common Stock
==============================================================================================
                                           Foreign
                       Additional          Currency
                         Paid in         Translation        Accumulated
                         Capital          Adjustment          Deficit            Total
----------------------------------------------------------------------------------------------
Balance - Dec.31,
2001 as previously
reported                 $ 65,647         $    406          $ (7,733)           $ 57,958
Adjustments                    --               --            (2,116)             (2,116)
Balance - Dec.31,
2001 as adjusted           65,647              406            (9,849)             55,842
Shares Issued for
Exercised Options and
Warrants                      230               --                --                 231
Issuance of Common
Stock                         674               --                --                 675
Treasury Stock                 --               --                --              (1,310)
Other Comprehensive
Income/(Loss)                  --              295                --                 295
Net Loss for the year
ended December 31,
2002                           --               --           (16,148)            (16,148)
Dividends on
Preferred Stock:
Series B                      (36)              --                --                 (36)
Series C                     (180)              --                --                (180)
Series D                     (615)              --                --                (615)
----------------------------------------------------------------------------------------------
Balance -
December 31, 2002        $ 65,720         $    701          $(25,997)           $ 38,754
==============================================================================================

                 See notes to consolidated financial statements
             which are an integral part of the financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

NOTE A -- SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies followed in the preparation of the financial statements are as follows:

      (1) Consolidation. The consolidated financial statements of the Company include the accounts of the Company and its wholly owned and majority-owned subsidiaries. All inter-company accounts and transactions have been eliminated in the consolidation. Certain items in 2003 have been reclassified to conform with this year's presentation.

      (2) Statement of Cash Flows and Equivalents. For purposes of reporting cash flows, cash and marketable securities include cash on hand and investments in equities and debt instruments with short term liquidity. All carrying amounts approximate fair value.

      (3) Property, Plant and Equipment. Property, plant and equipment is stated at cost and is depreciated using the straight-line method over their estimated useful lives ranging from three to 40 years with the power generation plants between 15 to 25 years.

      (4) Investments in Joint Ventures. Investments in joint ventures are accounted for under the equity method.

      (5) Goodwill and Other Long-Lived Assets. Goodwill represents the excess of the cost of acquired companies over the fair value of their tangible net assets acquired. The periods of amortization of goodwill and other long-lived assets are evaluated at least annually to determine whether events and circumstances warrant revised estimates of useful lives. This evaluation considers, among other factors, expected cash flows and profits of the business to which the goodwill and other long-lived assets relate. More specifically, the Company performed a discounted cash flow analysis using a risk adjusted rate of return, commensurate with specific business or asset characteristics and potential business opportunities for the investment. Significant estimates utilized in the discounted cash flow analysis include the amount of landfill gas available for power generation, the rate paid for the power generation and the investment yields on the investment of the Illinois Accounts. Changes in the actual results compared to these estimates would effect the valuation of goodwill.

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

We began applying SFAS 141 in the third quarter of 2001 and SFAS 142 in the first quarter of 2002. The discontinuance of amortization of goodwill, which began in the first quarter of 2002, was not material to our financial position or results of operations. In 2004 and 2003, an impairment test of the goodwill resulting from the acquisition of USEB was performed with no change in the valuation. We will continue to perform goodwill impairment tests annually, as required by SFAS 142, or when circumstances indicate that the fair value of a reporting unit has declined below the amount necessary to maintain the goodwill valuation.

Goodwill at December 31, 2004 and 2003 is presented net of amortization of $592. Amortization has ceased with the adoption of SFAS No. 142. Goodwill was adjusted in 2004 to reflect the payment of additional compensation to the former USEB shareholders per the terms of the 2001 merger agreement.

      (6) Per Share Data. Income (Loss) per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the periods. In arriving at income available to common stockholders, preferred stock dividends have been deducted. Potential common shares have not been included due to their anti-dilutive effect for 2002 and 2004.

      (7) Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are utilized in the value of Goodwill, Deferred Revenue and Installment Sales Receivable. Estimates of landfill gas production, investment returns on reserve accounts, inflation and energy rates are utilized in the valuation of these items. Actual results may differ from the estimates used thereby effecting the future valuation of the items.

      (8) Fair Values of Financial Instruments. The estimated fair value of financial instruments has been determined based on available market information and appropriate valuation methodologies. The carrying amounts of cash, accounts receivable, other current assets, accounts payable and accrued expenses payable approximate fair value at December 31, 2004 and 2003 because of the short maturity of these financial instruments. The estimated carrying value of the Installment Sale Partnership Interests and long term debt are either contractual or approximate fair value. The fair value estimates were based on information available to management as of December 31, 2004 and 2003. If subsequent circumstances indicate that a decline in the fair market value of a financial asset is other than temporary, the financial instrument is written down to its fair market value.

      (9) Impairment of Long-Lived Assets. We evaluate long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of the net present value, discounted at an amount approximating our cost of capital, of the future cash flows attributable to the assets, compared with the carrying value of the assets. If an impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value of the assets and recording a provision for an impairment loss if the carrying value is greater than the fair value. Until the assets are disposed of, their estimated fair value is reevaluated when circumstances or events change. There were no impairment of assets in the year 2003 or 2004.

      (10) Stock-Based Compensation. The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employee's and discloses the pro forma effects on net loss and loss per share had the fair value of options been expensed. Under the provisions of APB No. 25, compensation arising from the grant of stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock.

      (11) Concentration of credit risk. A significant portion of the Company's revenues are derived from investment grade utilities, and government and industrial customers. They have contracted with the Company to purchase energy over various terms. The concentration of credit with investment grade customers reduces the Company's overall credit exposure.

The Company maintains demand deposits in excess of $100 with individual banks. The Federal Deposit Insurance Corporation does not insure amounts in excess of $100.

      (12) Debt Issuance Costs. Debt issuance costs are amortized on a straight-line basis over the terms of the related financing. For 2004, 2003 and 2002, amortization expense was $670, $339 and $200, respectively. The unamortized balance on December 31, 2004 was $11,266. This will be amortized over the remaining term of the respective debt. The amortization expense will be approximately $795 per annum for the remaining term of the financing which matures in 2019.

      (13) Deferred Revenues. Deferred revenues primarily represent gains to be recognized from the sale of the Company's limited partnership interests in certain partnerships, further described. The majority of the proceeds from the sale are to be paid in installments, the amount of which will be determined by production and the value of benefits received by the purchasers; therefore, the gain will be recognized as payments are received. In June, 2004 Deferred Revenues were reduced by $2,502 to reflect revised estimates of the total amount to be realized under the contingent note receivable from AJG to their acquisition of various gasco interests. The decrease in deferred revenues was offset by a decrease in Installment Note Receivable and did not result in any charges against income.

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

      (17) Expense Recognition. Expenses are recognized when the liability is incurred.

      (18) Capitalization Policy. The Company has major holdings in revenue producing property, plant and equipment, it is critical to adhere to maintenance and overhaul schedules to keep the equipment in good condition. For accounting purposes it is equally important to discern and account for these two activities properly. Unscheduled maintenance that does not extend the useful life of the asset or enhance production is recognized as operations and maintenance expense in the period incurred. Scheduled overhauls and major repairs that either extend the useful life or enhance production are normally capitalized and depreciated over the time until the next scheduled overhaul.

      (19) Investments in Derivatives. The Company holds derivative financial instruments for the sole purpose of hedging the risk of identifiable transactions. The types of risks hedged are those relating to changes in foreign currency exchange rates, the variablility of which impacts future earnings and cash flows. The Company documents its risk management strategy and hedge effectiveness at the inception of and during the term of the hedge. Changes in the fair market value of derivatives are recorded each period in other comprehensive income. For fair market value hedge transactions, changes in the fair market value of the derivative instrument are generally offset in the income statement by changes in the fair value of the item being hedged. For cash flow hedge transactions, changes in the fair value of the derivative instrument are reported in other comprehensive income.

NOTE B -- SUBSIDIARIES AND AFFILIATES

      (1) U.S. Energy Biogas Corp. ("USEB"). On May 11, 2001 we, together with Cinergy Energy Solutions, Inc. ("Cinergy Energy"), acquired through a merger, Zahren Alternative Power Corporation ("Zapco"), and renamed such entity U.S. Energy Biogas Corp. ("Biogas"). We own 54.26% and Cinergy Energy, a wholly owned subsidiary of Cinergy Corp. ("Cinergy"), owns 45.74% of Biogas.

      (2) USE Canada Energy Corp. ("USE Canada"). On June 11, 2001 USE Canada Acquisition Corp., a wholly-owned Canadian subsidiary of the Company, purchased 100% of the issued and outstanding stock of Trigen Energy Canada Company, and renamed it USE Canada Energy Corp. ("USE Canada"). Effective December 31, 2003 USE Canada became a discontinued operation pending its sale to the Countryside Fund. On April 8, 2004, USE Canada was sold to the Countryside Fund.

      (3) U.S. Energy Geothermal, LLC ("Geothermal"). Our former 95%-owned subsidiary, U.S. Energy Geothermal, LLC ("Geothermal"), owned two geothermal power plants in Steamboat Hills, Nevada. The Company sold its 95% interest in Geothermal in June 2003 for approximately $1 million.

      (4) Scandinavian Energy Finance, Limited /EnergiSystems I Sverige AB("SEFL"). During the three month period ended March 31, 2004, the Company reserved its entire $8,200 investment in SEFL due to pending litigation.

On July 8, 2004 in the context of an overall settlement of the litigation, SEFL sold its loan and equity investments in ESS to its primary lender, Lantbrukskredit AB ("LBK) for 35,500 Kronor and a release of SEFL and its shareholders from all obligations under the financing agreements with LBK. In addition, USEY and ESS terminated their service agreement. From the 35,500 Kronor received from LBK, SEFL paid the Company $1,100 as repayment of an intercompany loan from the Company to SEFL. Since the amount reserved for SEFL included this intercompany loan, the $1,100 was recognized during the third quarter of 2004 as a reduction in the reserve amount.

NOTE C -- RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities in January 2003. This interpretation will significantly change the consolidation requirements for special purpose entities (SPE). The Company currently does not have any SPE's that it does not consolidate on its financial statements.

In December 2003, the FASB issued SFAS No. 123R, "Share Based Payment" which eliminates the alternative to measure stock-based compensation awards using the intrinsic value approach permitted by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock-Based Compensation" and by SFAS No. 123 Accounting for Stock-Based Compensation. As discussed in Note A, the Company adopted the fair value method of acounting for stock-based compensation provisions of SFAS No. 123 and the retroactive transitional provisions of SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure." As a result, the Company has been recording stock-based compensation expense for all employee stock awards that were granted or modified, and the adoption of SFAS No. 123R is not expected to have a material effect on the consolidated financial statements.

NOTE D -- RESTRICTED CASH AND MARKETABLE SECURITIES

USEB's financing arrangements with Countryside Power Canada , Inc. (the "Countryside Fund") established various reserve accounts which are also collateral for the financing with the Countryside Fund. These accounts include the Illinois Subsidy Liability Reserve Account, a debt service reserve account and an improvement reserve account. The funds held in the improvement reserve account can be utilized to fund capital expenditures. The funds in the Illinois Subsidy Liability Reserve Account (the "Illinois Accounts") are to be utilized to retire the Illinois subsidy liability as it becomes due. See Note E.

Restricted cash and marketable securities as of December 31, 2004 consisted of the following:

      Illinois Subsidy Liability Reserve Accounts         $     23,438
      Improvement Reserve                                        4,022
      Debt Service Reserve                                       2,011
      Project Contract Reserve                                     138
                                                          ------------
                                                          $     29,609
                                                          ============

Included in the Illinois Subsidy Liability Reserve Accounts is $21,428 that is managed by a professional investment manager under investment allocation parameters established by the Company. The amounts managed by the professional manager, as of December 31, 2004, included $13,352 invested in equity fund accounts, $6,945 invested in debt accounts, and $1,131 being held in cash or cash equivalent accounts. The cost basis of the investments, which have been invested since July 2004, is $20,182. See Note E below for additional information pertaining to the Illinois Accounts.

NOTE E - ILLINOIS RETAIL RATE PROGRAM

USEB has 10 operating projects in Illinois which are receiving a subsidy for each kilowatt hour ("kwh") of electricity sold to the local utility under the Illinois Retail Rate Program. In accordance with the Illinois Retail Rate Program, the utility has contracted, for a ten year period, with each project to purchase electricity for an amount that exceeds the utility's Avoided Cost (what it would otherwise pay for the generation of electricity). The excess paid above avoided cost is the subsidy. The utility then receives a tax credit from the State of Illinois ("Illinois") equal to the amount of that excess. Each project is obligated to begin to repay the subsidy to Illinois after the project has recouped its capital investment and retired all debt associated with the financing and construction of the project but, in any case, no later than 10 years from the date the project commenced commercial operations. All subsidy liabilities must be fully repaid to Illinois (without interest) by the end of the actual useful life of the project but no later than 20 years from the date the project commenced commercial opertions.

This subsidy is accounted for GAAP purposes in a manner similar to an original issue discount whereby the amount to be repaid in the future is discounted to its net present value and the discount is amortized (as interest expense) over the 10-year period until repayment begins. The amount of power generation revenue recognized each period is equal to the Avoided Cost rate plus the difference between the subsidy received by the project and the net present value of the subsidy. This unamortized discount and the liability are shown net on the consolidated balance sheet as Rate Subsidy Liability.

USEB is required by the Countryside Fund to deposit funds into the Illinois Accounts for repayment of the Illinois subsidy liability. The Illinois Accounts are classified as restricted cash and marketable securities. The amount deposited into the Illinois Accounts is based upon the amount of subsidy received and contemplates an annual return sufficient to fund the current period subsidy liability repayment as it becomes due. Regular deposits combined with actual and expected returns on those deposits may not be sufficient to fully repay the respective liabilities as they become due. Should the amounts in the Illinois Accounts be insufficient to fully repay the obligations, any shortfall would have to be funded from the project's operations or assets.

Following is a summary of significant dates pertaining to a project's participation in the Illinois Retail Rate Program.
                                                                Estimated
                   Commencement of       Expiration of         Commencement
                     Commerical         Illinois Retail       of Repayment of
Project              Operations          Rate Program      Subsidy Liability(1)

--------------------------------------------------------------------------------
Countryside          April, 2001          April, 2011            May, 2011
Dolton                May, 1998            May, 2008            June, 2008
Dixon Lee            July, 1999           July, 2009           August, 2009
Morris             December, 2000       December, 2010         January, 2011
Roxana             November, 1999       November, 2009        December, 2009
Upper Rock           April, 2000          April, 2010            May, 2010
122nd Street         July, 1998           July, 2008           August, 2008
Brickyard          September, 1999      September, 2009        October, 2009
Streator            January, 2000        January, 2010        February, 2010
Willow Ranch        January, 1998        January, 2009        February, 2009
--------------------------------------------------------------------------------

      (1) The estimated commencement of the repayment of the liability is based upon management's assumptions. One year before a project's eligibility for participation in the program terminates, a proposed repayment schedule must be presented to the Illinois Commerce Commission for their approval. Until any repayment schedule is approved by the Illinois Commerce Commission, it will continue to be an estimated schedule.

The funds held in the Illinois Accounts are currently invested in equities and fixed income securities. These investments are being managed by a third-party professional money manager with the investment allocations being approved by the management of the Company and USEB. The amount held in the Illinois Accounts as of December 31, 2004 was $23,438. The amount of the subsidy liability owed to Illinois as of December 31, 2004 was $49,028. It is anticipated that repayments of the incentive will begin in 2008 and continue through 2021.

Under the terms of the Illinois Retail Rate Program, estimated rates are paid for production sold to the utility with that rate being trued up annually, on the anniversary date of the commencement of commercial operations of the applicable project, to the actual rates paid for electricity by the local municipality. After the actual rate is determined, sales for the preceding calendar year, retroactive to the last anniversary date, are adjusted based upon the actual rate. If the actual rate is greater than the estimated rate, additional sales proceeds are paid to the project. If the actual rate is less than the estimated rate, then prior sales proceeds received, equal to the excess amounts paid, must be refunded to the utility. This actual rate then becomes the estimated rate for the subsequent year.

During 2004, retail rates for three of the Illinois projects, Morris, Dixon Lee and 122nd Street decreased by 27%, 26% and 40% per kwh, respectively. These retroactive rate reductions resulted in a decrease in revenues of $867 in 2004.

In the past, the annual reconciliation of estimated rates to actual rates has resulted in both increases and decreases in retroactive revenue. USEB has participated in the Illinois Retail Rate program since 1998 and has never experienced rate reconciliation changes of this magnitude. USEB has requested, but never received, an explanation from Commonwealth Edison. USEB has a total of 10 projects in Illinois, representing 64% of its Power Generation Revenues. USEB cannot predict whether any other major decreases in revenues from the Illinois projects are likely.

From time to time during the past few years and in 2004 and 2005, the Governor and/or Lieutenant Governor of Illinois and member of the Illinois legislature have proposed changes to or the elimination of the Illinois Retail Rate Program and have introduced legislation to that effect. While legislation has not been adopted, the adoption of legislation or the implementation of rules that would reduce or eliminate the benefits received by the Company under this program would have a material adverse effect on the Company.

NOTE F -- TRANSACTIONS WITH AFFILIATES

USEB is a general partner in alternative energy and equipment finance transactions with related limited partnerships and collects management fees from the partnerships. Fees earned from such general partner undertakings amount to $459 for the year ended December 31, 2004, $401 for the year ended December 31, 2003 and $140 for the year ended December 31, 2002.

USEB reimburses the Company for a majority of the costs incurred by them for the benefit of USEB. These costs include management and accounting salary and benefit costs, office expenses associated with the accounting services and an allocation of rent expenses. The total reimbursements for 2004, 2003 and 2002 were $639, $2,442 and $1,773, respectively.

NOTE G -- INSTALLMENT SALE PARTNERSHIP INTEREST AND INTEREST RECEIVABLE

Installment Sale Partnership Interest consist of four notes pertaining to USEB's sale of its limited partnership interests in several Gasco entities. Payments of principal and interest on the three contingent installment notes are made quarterly based upon the amount of landfill gas sold and the value of the tax credits generated by the sale. Payments of principal and interest on the Fixed Installment Notes are made quarterly based upon a mortgage style amortization. In June 2004, the contingent installment note receivable for the 1999 sale of gasco interests was written down by approximately $2,500 to reflect updated projections for the amount of gas projected to be sold and the dollar value of payments required under the contingent note. The write down of the note receivable was offset by an equal reduction in deferred revenue and did not result in a charge to operating income.

On April 8, 2004, AJG Financial Services, Inc. ("AJG") made a cash down payment of $2,000 and delivered a $14,000 note payable to a subsidiary of USEB to satisfy its obligation to pay for certain ownership interests in Illinois based generating project entities AJG had previously acquired. The note matures in 2024, requires scheduled payments of principal and interest and bears interest at a rate of 15% per annum. Payments on the note are limited to cash distributions from the project entities with any excesses to the scheduled payments being applied as an additional principal payment and any deficits to scheduled payments being deferred. This transaction resulted in a gain for USEB of $16,000 which was recognized in June, 2004.

Notes receivable as of December 31, 2004 consisted of the following:

                  (Dollars in thousands)
-------------------------------------------------------------------------------------------------
                                                                Interest  Current      Long-Term
                                                                Rate      Portion      Portion
-------------------------------------------------------------------------------------------------
Contingent  Installment  Note Receivable for 1999 Sale of
   GASCO Interests Secured by the Interests                       9.47%   $      621   $    3,814

Fixed  Installment Note Receivable for 2001 Sale of GASCO
   Interests Secured by the Interests                             6.00%          510          825

Contingent  Installment  Note Receivable for 2001 Sale of
   GASCO Interests Secured by the Interests                       6.00%          510        4,586

Contingent Notes Receivable for Sale of Barre, MA
   Project's Gas Collection System and Related Assets,
   Secured by the Interests                                      10.00%           10          533

Installment Note Receivable From AJG For Illinois
   Electric Generation Partners II
Secured by Ownership Interests                                   15.00%          220       13,780
Accrued Interest Receivable                                         --           623           --
                                                                          ----------   ----------
                                                                          $    2,494   $   23,538
                                                                          ==========   ==========

A comparable breakdown as at December 31, 2003 is as follows:

                  (Dollars in thousands)
-------------------------------------------------------------------------------------------------
                                                               Interest   Current      Long-Term
                                                               Rate       Portion      Portion
-------------------------------------------------------------------------------------------------
Contingent  Installment  Note Receivable for 1999 Sale of
   GASCO Interests Secured by the Interests                       9.47%   $    1,090   $    6,220

Fixed  Installment Note Receivable for 2001 Sale of GASCO
   Interests Secured by the Interests                             6.00%          481        1,334

Contingent  Installment  Note Receivable for 2001 Sale of
   GASCO Interests Secured by the Interests                       6.00%          719        4,898

Contingent Notes Receivable for Sale of Barre, MA
   Project's Gas Collection System and Related Assets,
   Secured by the Interests                                      10.00%           10          535

Installment Note Receivable From AJG For Illinois
   Electric Generation Partners II
    Secured by Ownership Interests                               15.00%            0            0
Accrued Interest Receivable                                                      378           --
                                                                          ----------   ----------
                                                                          $    2,678   $   12,987
                                                                          ==========   ==========

A Gasco project is a project level entity (normally a limited partnership for which Biogas or a Biogas subsidiary normally serves as general partner), which collects and sells biogas to an affiliated project level entity (a "Genco"), which uses the biogas to generate electricity.

USEB sold its limited partnership interests in several Gasco's during December 1999 to a current stockholder of the Company. The total sales price was approximately $22,000 including interest imputed at 9.47%. A down payment of approximately $4,285 was received in 1999. The balance of the sales proceeds will be received based on the actual gas production of the projects over six years. A gain on this sale of $49, and $182 was recognized in 2003 and 2002 respectively. There was no gain recongized in 2004 as the balance in the deferred revenue account was written off against the note receivable balance to reflect revised production and payment projections.

In 2001, USEB sold limited partnership interests in three other Gasco entities. The purchaser was AJG Financial Services. The total purchase price was approximately $12,300 including interest and consisted of a down payment of $1,000 and two long-term notes receivable; one calling for fixed quarterly payments of $145 and the other calling for contingent quarterly payments based on actual gas production. Both bear interest at 6% per annum. Gains of $401, $174 and $145 were recognized on the contingent note in 2004, 2003 and 2002, respectively. Consistent with accounting principles generally accepted in the United States for this transaction, the remaining deferred gain of $3,097 for 2004 relates to the contingent note and will be recognized over the remaining three years as payments are received.

NOTE H -- PROPERTY, PLANT AND EQUIPMENT

Power generation and gas transmission assets consist primarily of the value of the internal combustion engines and related equipment located at the landfill gas to energy projects. The majority of these assets are depreciated using the straight-line method over the useful life of the assets for financial statement purposes.

Other property and equipment as of December 31, 2004 and 2003 consists of site tools, office furniture, computer equipment and company vehicles. These assets are depreciated over lives ranging from three to ten years.

Consolidated property, plant and equipment consist of the following at December 31, 2004 and 2003:

                   (Dollars in thousands)                   2004           2003

                                                         ----------     ----------
Land .................................................   $       98     $       98
Generation and Transmission Equipment and Peripherals        65,780         64,048
Other Property and Equipment .........................          557          1,333
                                                         ----------     ----------
                                                         $   66,435     $   65,479
Less Accumulated Depreciation ........................      (24,534)       (21,750)
                                                         ----------     ----------
                                                         $    41,901    $   43,729
                                                         ===========    ==========

The decrease in Other Property and Equipment to $557 as of December 31 ,2004 from $1,333 as of December 31, 2003 is the result of the write off of fully depreciated assets no longer in service.

NOTE I -- INVESTMENTS

Our total investments, including joint ventures, as of December 31, 2004 and 2003 are as follows:

                                           (Dollars in thousands)
                                    December 31, 2004    December 31, 2003
                                    -----------------    -----------------
      SEFL .......................              --               6,336
      Plymouth Cogeneration ......             345                 347
      Various Holdings of USEB ...             456               1,568
                                      ------------        ------------
      Total Investments ..........    $        801        $      8,251
                                      ============        ============

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

The day-to-day operations of the Plymouth Facility are managed by one of our partners in this project, and management decisions are made by a committee composed of representatives of the three partners in this project. The Company reports gains from its investment in Plymouth Cogeneration under the category Gain from Joint Venture in the financial statements. The gains recorded for 2004, 2003 and 2002 were $125, $72 and $72, respectively.

Lehi Envirosystems, Inc. In 1997, our wholly-owned subsidiary, Lehi Envirosystems, Inc. ("LEHI"), acquired a 50% equity interest in Lehi Independent Power Associates ("LIPA"), which owns a cogeneration facility in Lehi, Utah (the "Lehi Facility") and the underlying real estate. The Lehi Facility has been dormant since 1990. The Company does not record any asset value for this invesment on its books but continues to record operating losses allocated from LIPA under the category Gain from Joint Ventures in the financial statements. The losses recorded for 2004, 2003 and 2002 were $7, $8 and $847 respectively..

SEFL. The Company's net investment in SEFL was written off in 2004. See Note B for discussion of SEFL

NOTE J -- DEBT ISSUANCE COSTS

Debt Issuance costs consists of $11,859 of costs associated with the the Countryside Fund transaction less $593 of accumulated amortization. Costs included in the amount include legal and accounting expenses, underwriters fees and other costs incurred completing this transaction. These costs will be amoritzed over the 15 year term of the loan with annual amortization approximating $795.

NOTE K -- LONG-TERM DEBT

Long Term Debt - Countryside Fund

On April 8, 2004, the Countryside Fund, an unincorporated open-ended, limited purpose trust formed under the laws of the Province of Ontario, Canada acquired the outstanding balance of existing USEB loans from John Hancock Life Insurance Companies, ABB Energy Capital and AJG, a shareholder of the Company.

Immediately following the acquisition of the loans, the Countryside Fund and USEB amended the existing loan agreements to denominate the loans in Canadian currency, to provide an additional loan amount of $23,843 and to provide for a remaining term of 15 years with a balloon payment at the maturity date of $35,100. In connection with the amendment of the loans, USEB paid related costs of $16,994. The amendment established several reserve accounts including a $4,000 improvement reserve with funds to be utilized to expand USEB and a $2,000 debt service reserve. In addition, $8,200 of loan proceeds were deposited into the Illinois Accounts. Immediately upon completion of the transaction, the total amount owed to the Countryside Fund by USEB was CAD$107,000 which was equal to US$81,431 based upon the currency exchange rate of US$0.76 per Canadian dollar at the date of closing. The loan is secured by the USEB assets and bears interest at a rate of 11% per annum. As of December 31, 2004, the amount of the debt outstanding was $80,521.

The loan agreement with the Countryside Fund requires USEB to deposit $250 per calendar quarter into the debt service reserve fund provided that cash available, as defined in the loan agreement, is at a certain level. USEB was only required to make $84 of additional deposits into the debt reserve fund during 2004. Until an amount is deposited in the reserve equal to $250 per quarter since the April 8, 2004 closing, USEB is precluded from making dividend or royalty interest payments or from expending funds to expand its production or capacity.

Due to the requirement in the amended loan documents that payments be made to the Countryside Fund in Canadian dollars, USEB has entered into a three year hedge agreement with a financial institution fixing the US dollar to the Canadian dollar exchange rate at US$0.76 per Canadian dollar through March 31, 2007. According to the terms of the loan agreement with the Countryside Fund, USEB is required to maintain a foreign currency hedge agreement for a minimum of 75% of the remaining debt service payments. After the expiration of the hedge agreement, USEB will be at risk for fluctuations in the currency exchange rate should the rate vary from the exchange rate existing in the expiring hedge agreement.


Scheduled principal payments for the periods indicated on the Long Term Debt owed to the Countryside Fund are as follows:

                          Year          Amount
                          ----          ------
                          2005          $1,373
                          2006           1,532
                          2007           1,710
                          2008           1,908
                          2009           2,128

As discussed above, the amount of the principal payment after March 31, 2007 , as denominated in US dollars, may fluctuate depending upon the currency exchange rate at that time. Principal payments listed above for 2007, 2008 and 2009 are based upon the hedged currency exchange rate then currently in effect and no new hedge agreement is in place.

The notes payable to the Countryside Fund are senior secured notes utilizing USEB's assets as collateral. The terms require that USEB maintain a minimum fixed charge coverage ratio, as defined in the loan agreements of 1.10 to 1 in 2004, 1.15 to 1 for 2005 and 1.25 to 1 thereafter. The fixed charge coverage ratio is calculated based upon operating results for the preceding four fiscal quarters or, if four fiscal quarters have not elapsed since the closing of the refinancing, for the number of quarters that have elapsed. The ratio is calculated after deducting deposits made into the Illinois Accounts. Failure to maintain the minimum fixed charge coverage ratio is a default under the terms of the loan agreement. The fixed charge coverage ratio for the three fiscal quarters ended December 30, 2004 was 1.16 to 1.

Note Payable to AJG Financial Services, Inc.

On September 30, 2004, USEB purchased the subordinated note owed by USEB to AJG. The outstanding principal amount of $5,729 plus outstanding accrued interest was purchased for $3,000. Funds for the acquisition were provided by equity contributions to USEB from the USEB shareholders. The purchase resulted in a gain of $2,729 to USEB. The gain represents the amount of the acquisition price below the note's face value.

A breakdown of the Company's debt as of December 31, 2004 and 2003 follows:

(Dollars in thousands)
Issuer/Lender                        December 31, 2004    December 31, 2003          Maturity          Interest Rate
--------------------------------     -----------------    -----------------     -----------------    ------------------
Debt
   Countryside Canada Power Inc.        $     80,521        $          0                2019               11.00%
   John Hancock - Series A (1)                     0              33,511                2014                9.47%
   John Hancock Series A(2)                        0               2,774                2014                9.37%
   J. Hancock - Series B                           0               9,107                2014             Libor +2.39
   ABB Energy                                      0               7,123                2011                9.70%
   AJG Financial Services                          0               6,240                  --               6..00%
                                        ------------        ------------
Total Debt:                             $     80,521        $     58,755
                                        ------------        ------------

NOTE L --DEFERRED REVENUES

Deferred revenues primarily represent gains to be recognized from the sale of USEB's limited partnership interests in certain partnerships, further described in Note G. The majority of the proceeds from the sales are to be paid in installments, the amounts of which will be determined by production and other considerations; therefore, the gain will be recognized as payments are received.

In June, 2004, Deferred Revenues were reduced by $2,502 to reflect revised estimates of the total amount to be realized under the contingent note receivable from AJG pertaining to their acquisition of various gasco interests. The write down of the deferred revenue was offset by an equal reduction in Installment Sales Partnership Interests and did not result in a charge to operating income.

NOTE M --DEFERRED ROYALTY

On April 8, 2004, the Countryside Fund acquired a convertible royalty interest in USEB for $6,000. Pursuant to the terms of the royalty agreement, the Countryside Fund has the right to receive, on a quarterly basis, the sum of 7% of net distributable cash flow and 1.8% of USEB's gross revenues, determined pursuant to the royalty agreement. The total royalty payment to be made to the Countryside Fund is not to exceed 49% of total distributions made to the Countryside Fund and the shareholders of USEB, combined. The Countryside Fund has the option, under the terms of the royalty agreement, to convert the interest into non-voting common shares of USEB, equal to 49% of the outstanding equity. the Countryside Fund can convert at the earlier of the date on which the loan from the Countryside Fund is paid in full and April 8, 2024. The amount of the royalty is accrued on a quarterly basis and paid upon the approval of distributions by the Board of Directors of USEB.

For year ended December 31, 2004, USEB accrued $314 for royalty payments. Payment of this liability, future royalty interest, and distributions to the shareholders of USEB are dependent on sufficient cash flow being generated by USEB to support operations after the distributions, all as determined and approved by the Board of Directors of USEB. The payment of future royalty payments may be restricted since, due to the terms of the the Countryside Fund loan agreement, the payment of royalties is subordinate to the requirements to fund a debt service reserve account. Until an amount is deposited into the debt service reserve account equal to $250 per quarter since the April 8, 2004 closing, USEB is precluded from making royalty payments or distributions to shareholders. See Note K for further discussion.

NOTE N -- INCOME TAXES

The provisions (benefits) for income taxes is as follows:

                                         (Dollars in thousands)
                                  2004             2003             2002
                              ------------     ------------     ------------
      Current                 $        240     $         --     $         --
      Deferred                      (1,368)            (356)          (7,297)
                              ------------     ------------     ------------
      Total                   $     (1,128)    $       (356)    $     (7,297)
                              ============     ============     ============

The provision (benefit) for income taxes differs from the Federal statutory rate for the following reasons:

                                                               (Dollars in thousands)
                                                         2004           2003           2002
                                                      ----------     ----------     ----------
      Provision (Benefit) at Statutory Rate                (184)          (906)    $   (8,262)
         Non-deductible Expenses                             14            362             --
         Illinois Subsidy and Deferred Revenue             (993)            --             --
         Depreciation                                      (401)            --             --
         Impact of Valuation Allowance                      (--)           201             --
         State Income Tax                                   240             --             --
         Other                                              196            (13)           965
      Actual Provision (Benefit) for Income Taxes        (1,128)          (188)    $   (7,297)

Provisions have been made for deferred taxes based on differences between the financial statements and the tax basis of assets and liabilities using currently enacted rates and regulations. The components of the net deferred tax assets and liabilities are as follows:

                                             (Dollars in thousands)
                                              2004           2003
                                           ----------     ----------
      Deferred Tax Assets:
           NOL and Credit Carry Forward    $   20,439     $   20,000
           Property, Plant & Equipment          3,516          3,115
           Deferred Revenue                     2,598          2,445
           Other                                   --             --
      Deferred Tax Liabilities:
           Comprehensive Income                  (771)            --
           Rate Income Differential            (6,442)        (7,282)
           Investments                             --             --
           Valuation Allowance                 (6,931)        (6,466)
                                           ----------     ----------

      Totals                               $   12,409     $   11,812
                                           ==========     ==========

At December 31, 2004 the Company had an aggregate of $39,000 of operating loss carry forward. These net operating loss carry forwards expire in varying amounts through the year 2023. It is anticipated that future operations will result in taxable income against which the Company can utilize the operating loss carry forwards.

NOTE O -- STOCKHOLDERS' EQUITY

As of December 31, 2004, we had warrants outstanding for the purchase of our common stock as follows:

                                                             Expiration
        Shares                  Exercise Price                  Date
        ------                  --------------                  ----
        366,666                     $   6.00                 May 1, 2006
      1,500,000                     $   4.00                July 30, 2005

In 2004, 22,426 warrants which had a exercise price of $8.00 expired. There were no changes in the warrants for 2003 and 2002.

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

During the calender year 2004, options to acquire 100,000 shares of common stock were cancelled and 120,000 options were granted under the 2000 Plan. The options that were cancelled represented options held by an executive officer and were cancelled upon the termination of his employment with the Company.

Stock option activity is summarized as follows:

                                                 Stock Option Activity -- Year Ended December 31, 2004
------------------------------------------------------------------------------------------------------------------------------------
                                       Year Ended                   Year Ended                 Year Ended
                                   December 31, 2004            December 31, 2003          December 31, 2002
                                   -----------------            -----------------          -----------------
                                               Weighted                     Weighted                   Weighted
                                               Average                      Average                    Average
                                               Exercise                     Exercise                   Exercise       Range of
                                  Shares        Price           Shares       Price        Shares        Price      Exercise Price
                                  ------        -----           ------       -----        ------        -----      --------------
Options Outstanding at
Beginning of Year.........      6,118,925     $    3.84       6,764,425     $  3.84      6,965,425    $   3.90     $0.65 - $2.50
Granted...................        120,000          1.23              --          --        200,000        4.00    $2.875 - $3.00
Cancelled.................       (100,000)         3.64        (645,500)       3.33       (280,000)       5.67     $3.00 - $3.875
Exercised.................             --            --              --          --       (121,000)       2.46     $4.00 - $5.15
Options Outstanding at End
of Year...................      6,138,925          4.00       6,118,925        3.89      6,764,425        3.84     $6.00 - $7.00
                                ----------------------------------------------------------------------------------------------------
Options Exercisable at End
of Year...................      6,138,925      $   4.00       6,118,925     $  3.89      6,764,425     $  3.84
                                ====================================================================================================

                                    Stock Option Activity -- Year Ended December 31, 2004 (continued)
-----------------------------------------------------------------------------------------------------------
                               Options Outstanding                             Options Exercisable
                               -------------------                             -------------------
                                                              Weighted
                                               Weighted       Average
                                               Average     Remaining Life                 Weighted Average
                                Shares     Exercise Price     in Years        Shares       Exercise Price
Options Outstanding at
Beginning of Year.........       521,000     $    2.14           4.9            521,000       $   2.141
Granted...................     1,339,925          2.95           5.1          1,339,925           2.95
Cancelled.................       790,000          3.03           5.8            790,000           3.03
Exercised.................     2,768,000          4.21           5.6          2,768,000           4.21
Options Outstanding at End
of Year...................       720,000          6.08           6.0            720,000           6.08
                            ------------------------------------------------------------------------------
Options Exercisable at End
of Year...................     6,138,925       $  3.83           5.5          6,138,925           3.83
                            ==============================================================================

The weighted average fair value of options at date of grant for grants during the year ended December 31, 2004 was $0.21. The fair value of the options at date of grant was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

                                                      For the year ended     For the year ended
                                                       December 31, 2004      December 31, 2002
       ------------------------------------------------------------------------------------------------
       Risk-free Interest Rates......................         4.20%                  3.91%
       Expected Option Life in Years.................        10.00                  10.00
       Expected Stock Price Volatility...............         0.26                   0.76
       Expected Dividend Yield.......................         0.00%                  0.00%

Had the Company elected to recognize compensation cost based on the fair value of the options at the date of grant as prescribed by SFAS 123, pro forma net profit or (loss) applicable to common stock during the years 2004 and 2002 would have been net loss of $(214) and $(16,054), respectively.

NOTE P -- COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries have various financial commitments under office and equipment leases and under the Development Agreement with the Countryside Fund. The office and equipment leases, which include the lease for the corporate headquarters in White Plains, NY expire on various dates. The $288 annual obligation under the Development Agreement with the Countryside Fund expires in March, 2009. Financial commitments for the next five years are:

                    Year                     Commitments
          ------------------------- ---------------------------------
                    2005                      $    579
                    2006                           512
                    2007                           494
                    2008                           337
                    2009                            79
                                    ---------------------------------
                   Total:                     $  2,001
                                    =================================

Lease expenses for the Company for 2004, 2003 and 1002 were $253, $296 and $318 respectively.

NOTE Q -- RETIREMENT AND PROFIT SHARING PLAN

Pursuant to the Company's 401(k) plan, employees may defer up to 15% of their salaries up to the maximum contribution allowed under the Internal Revenue Code. The Company matches 100% of the first 3% of salary contributed and 50% of the next 2% of salary contributed to the plan. For the years ended December 31, 2004, 2003 and 2002, the Company's total contribution were $63, $82 and $78, respectively.

NOTE R -- RELATED PARTY TRANSACTIONS

In the fiscal year 2004 and 2003, certain legal costs were incurred by us and paid to an entity of which a member of our executive management was of counsel. The amount paid were $220 in 2004, $59 in 2003 and $126 in 2002.

AJG Genco Transaction

AJG Financial Services, Inc. owns a 50% limited partnership interest in Illinois Electrical Generation Partners L.P. ("IEGP") and a 50% limited partnership interest in Illinois Electrical Generation Partners II L.P. ("IEGP"). IEGP owns directly or indirectly three Biogas Projects and IEGP II owns directly or indirectly eight Biogas Projects.

AJG Subordinated Loan

On September 30, 2004, USEB purchased the subordinated note owed by USEB to AJG. The outstanding principal amount of $5,729 plus outstanding accrued interest was purchased for $3,000. Funds for the acquisition were provided by equity contributions to USEB from the USEB shareholders; $1,629 contributed by the Company and $1,371 contributed by Cinergy. The purchase resulted in a gain of $2,729. The gain represents the amount of the acquisition price below the note's face value.

NOTE S -- BUSINESS OPERATIONS

As of December 31, 2004, the Company had no foreign operations. Certain key financial data related to operations are reflected below:

                   U.S. Energy Systems, Inc. and Subsidiaries
                             Revenues and Net Income
                      For the Year Ended December 31, 2004
                             (Dollars in thousands)

Source of Revenue     Corp     Geothermal LLC     USEB       USE Canada       Total
-----------------  ----------    ----------    ----------    ----------    ----------
Energy             $       --    $       --    $   18,434    $       --    $   18,434
Management Fees           207            --         1,467            --         1,674
Other                      --            --            --            --            --
                   ----------    ----------    ----------    ----------    ----------
Total Revenue      $      207    $       --    $   19,901    $       --    $   20,108
                   ==========    ==========    ==========    ==========    ==========
Net Income         $      125    $        0    $       24    $      495    $      644
                   ==========    ==========    ==========    ==========    ==========


                   U.S. Energy Systems, Inc. and Subsidiaries
                             Revenues and Net Income
                      For the Year Ended December 31, 2003
                             (Dollars in thousands)

Source of Revenue      Corp       Geothermal LLC        USEB          USE Canada         Total
-----------------  ------------    ------------     ------------     ------------    ------------
Energy             $         --    $         --     $     22,764     $         --    $     22,764
Management Fees             550              --            1,662               --           2,212
Royalties                    23              --               --               --              23
                   ------------    ------------     ------------     ------------    ------------
Total Revenue      $        573    $         --     $     24,426     $         --    $     24,999
                   ============    ============     ============     ============    ============
Net Income         $      1,379    $         (8)    $       (729)    $      1,196    $      1,838
                   ============    ============     ============     ============    ============

                   U.S. Energy Systems, Inc. and Subsidiaries
                             Revenues and Net Income
                      For the Year Ended December 31, 2002
                             (Dollars in thousands)

                                     Geothermal           US                                              USE
Source of Revenue      Corp              LLC            Enviro           SEFL            USEB            Canada           Total
                   ------------     ------------     ------------    ------------    ------------     ------------    ------------
Energy             $         --     $         --     $         --    $         --    $     20,048     $         --    $     20,048
Management Fees    $        449               --               --              --           1,576               --           2,025
Interest                     --               --               --           3,453             326               --           3,779
Royalties                   249               --               --              --              --               --             249
Other                        --               --     $      2,519              --              --               --           2,519
                   ------------     ------------     ------------    ------------    ------------     ------------    ------------
Total Revenues     $        698     $         --     $      2,519    $      3,453    $     21,950     $         --    $     28,620
                   ============     ============     ============    ============    ============     ============    ============
Net Income         $    (10,291)    $     (5,401)    $         56    $        507    $     (2,228)    $      1,209    $    (16,148)
                   ============     ============     ============    ============    ============     ============    ============

Effective June 30, 2003, the Company sold its 95% membership interest in US Energy Geothermal, LLC to a subsidiary of Ormat Nevada, Inc. for approximately $1.0 million in cash. As part of such transaction the purchaser and Ormat Nevada, Inc. agreed to indemnify US Energy against certain potential liabilities of U.S. Energy Geothermal, LLC, the subsidiary which owned the Steamboat Geothermal Plant, including the pending lawsuit brought against U.S. Energy Geothermal, LLC by Geothermal Development Associates and Delphi Securities up to the amount of the purchase price.

The following pro forma combined revenue and net income as of September 30, 2003 is provided as if the sale of U.S. Energy Geothermal, LLC had taken place effective January 1, 2003:

                                                                                            As of December
                                                          As of December    As of June        31, 2003
                                                             31, 2003        30, 2003         Adjusted
                                                           ------------    ------------     ------------
                                                                            U.S. Energy
                                                                            Geothermal,
                                                            U.S. Energy         LLC          U.S. Energy
                                                           ------------    ------------     ------------
Revenues                                                   $     24,999    $        993     $     24,006
                                                           ============    ============     ============
Net Income (Loss)                                          $      1,838    $         (8)    $      1,830
                                                           ============    ============     ============
Earnings per Share:

     Income (Loss) per Share Common - Basic                         .08              --              .08
                                                           ============    ============     ============
     Income (Loss) per Share Common - Diluted                       .11              --              .11
                                                           ============    ============     ============

Weighted Average Number of Shares Outstanding - Basic            11,935          11,950           11,935

Weighted Average Number of Shares Outstanding - Diluted          17,087          17,115           17,087

NOTE T -- MAJOR CUSTOMERS

During 2004 and 2003, one customer accounted for 42% and 34% of our revenues(excluding revenues from discontinued operatons), respectively.

NOTE U -- DISCONTINUED OPERATIONS

USE Canada

The sale of USE Canada to the Countryside Fund was completed in April 2004 and USE Canada was accounted for as a discontinued operation as of December 31, 2003. Assets and liabilities of USE Canada to be disposed of comprise the following as of December 31, 2003 and 2002:

                                                 2003            2002
                                             ------------    ------------
      Assets:
      Cash                                   $        676    $      1,049
      Accounts Receivable                           1,813           1,796
      Other Current Assets                            833             842
      Property Plant and Equipment                 22,948          17,979
      Deferred Tax Asset                            1,678           1,310
      Other Assets                                    232             160
                                             ------------    ------------
      Total Assets                           $     28,180    $     23,136
                                             ============    ============

      Liabilities:
      Current Portion of Long Term Debt      $      2,013    $        733
      Accounts Payable and Other                    2,316           3,841
      Long Term Debt less current portion          17,416          13,662
                                             ------------    ------------
      Total Liabilities                      $     21,745    $     18,236
                                             ============    ============

These assets and liabilities are reflected on the Balance Sheet under the caption "Assets to be disposed of" and "Liabilities to be disposed of".

Total revenues for USE Canada for 2003 and 2002, were $12,689 and $10,021, respectively. USE Canada was purchased by the Company on June 11, 2001.

The Company sold Geothermal on June 30, 2003. These assets and liabilities are reflected on the Balance Sheet under the caption "Assets to be disposed of" and "Liabilities to be disposed of".

                                                 2003            2002
                                             ------------    ------------
      Assets:
      Cash                                   $         --    $         63
      Accounts Receivable                              --             263
      Other Current Assets                             --              21
      Property Plant and Equipment                     --           1,154
      Deferred Tax Asset                               --              --
      Other Assets                                     --              --
                                             ------------    ------------
      Total Assets                           $         --    $      1,501
                                             ============    ============

      Liabilities:
      Current Portion of Long Term Debt                --              --
      Accounts Payable and Other                       --             981
      Long Term Debt less current portion              --              --
                                             ------------    ------------
      Total Liabilities                      $         --    $        981
                                             ============    ============

Total revenues for the year 2003 and 2002 were $996 and $1,300, respectively.

NOTE V - ACCOUNTING CHANGES

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

Following is a summary of the prior period adjustments made to the audited financial statements:


Balance Sheet:
-------------------------------------------------------------------------------
                  Deferred Tax       Goodwill         Minority        Retained
                      Asset                           Interest        Earnings
-------------------------------------------------------------------------------
Year 2002             (4,809)            (430)          (2,396)         (2,843)
Year 2003             (7,283)            (430)          (3,528)         (4,185)


Statements of Operation:
-------------------------------------------------------------------------------
                    Revenues         Minority        Income Tax      Net Income
                                     Interest         Expense
-------------------------------------------------------------------------------
Year 2002                 --              613           (1,340)           (727)
Year 2003                 --            1,132           (2,474)         (1,342)
-------------------------------------------------------------------------------
Total               $  (4015)        $  3,528         $ (3,698)       $ (4,185)
===============================================================================

NOTE W - UNREALIZED GAINS

The unrealized gain is comprised of $1,246 of mark to market gains in open trading positions from the investment of the Illinois Accounts and $784 in gains associated with foreign currency exchange rates less taxes of $771.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            U.S. ENERGY SYSTEMS, INC.



By:        /s/ LAWRENCE I. SCHNEIDER                              March 31, 2005
-----------------------------------------------------
               Lawrence I. Schneider,
 Chairman of the Board of Directors, Chief Executive
                      Officer

By:         /s/ RICHARD J. AUGUSTINE                              March 31, 2005
-----------------------------------------------------
                Richard J. Augustine
              Chief Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                  /s/ STEPHEN BROWN                               March 31, 2005
-----------------------------------------------------
                   Stephen Brown,
                      Director

                   /s/ EVAN EVANS                                 March 31, 2005
-----------------------------------------------------
                     Evan Evans,
                      Director

                   /s/ CARL GREENE                                March 31, 2005
-----------------------------------------------------
                    Carl Greene,
                      Director

              /s/ M. STEPHEN HARKNESS                             March 31, 2005
-----------------------------------------------------
                M. Stephen Harkness,
                      Director

                /s/ JACOB FEINSTEIN                               March 31, 2005
-----------------------------------------------------
                  Jacob Feinstein,
                      Director

                  /s/ RONNY STRAUSS                               March 31, 2005
-----------------------------------------------------
                   Ronny Strauss,
                      Director

              /s/ LAWRENCE I. SCHNEIDER                           March 31, 2005
-----------------------------------------------------
               Lawrence I. Schneider,
 Chairman of the Board of Directors, Chief Executive
                       Officer