Form 10-K/A
period 2004-12-31
U S ENERGY SYSTEMS INC
filed 2005-05-02
CIK 351917

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                   FORM 10-K/A

                                   (Mark One)

(X)   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934



                   For the fiscal year ended December 31, 2004


                                       OR

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes [ ] No [X]

      The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sales price of the Common Stock as of June 30, 2004 (i.e. $1.08 per share) was approximately $12,842,000 based on 11,890,711 shares outstanding as of that date.

      As of March 14, 2005, the number of outstanding shares of the registrant's Common Stock was 11,970,061.

================================================================================

Item 10. Directors and Executive Officers of the Registrant

      As of March 31, 2005, our directors and executive officers are as follows:

Name                        Age          Class      Position(s) with US Energy
----------------------      ---          -----      --------------------------
Lawrence I. Schneider        68            1        Chairman of the Board
Henry N. Schneider           40            -        Interim President
Richard J. Augustine         50            -        Chief Accounting Officer and Vice President
Stephen Brown (2, 3)         66            2        Director
Evan Evans (1, 2, 3)         79            2        Director
Jacob Feinstein (1)          62            3        Director
Carl W. Greene (1, 2, 3)     69            3        Director
M. Stephen Harkness (2)      56            1        Director
Ronny Strauss (1)            61            2        Director

-------------

(1) Member of the Audit Committee. (2) Member of the Compensation Committee.
(3) Member of the Nominating and Governance Committee.


      Set forth below is certain biographical information regarding the individuals currently serving as our directors or executive officers:


Lawrence I. Schneider. Mr. Schneider was elected to the board of directors in March 1998. He has served as Chairman of the Board since September 2000. Mr. Schneider served as our Chief Executive Officer from January 2000 until May 2001 and from October 2004 to the present. Mr. Schneider has been associated with numerous corporations through the years, including Newpark Resources, Inc., a company involved with oil field environmental remediation, where he was chairman of the executive committee. Mr. Schneider was also a partner in the New York Stock Exchange firm Sassower, Jacobs and Schneider. He received a BS degree from New York University. Mr. Schneider is the father of Henry Schneider and is a member of Energy Systems Investors, LLC and manager of Energy Systems Investors II, LLC.


Henry N. Schneider. Mr. Schneider was appointed Vice President in March 1998 and Interim President in October 2004. He served as a director from March 1998 through March 2003. From 1986 to 1988, Mr. Schneider was an associate at Drexel Burnham Lambert specializing in taxable institutional fixed income products and portfolio strategies. From 1989 to 1994, Mr. Schneider was an associate with S & S Investments and Wood Gundy, specializing in mergers, acquisitions and corporate restructuring. From 1994 to 1996, Mr. Schneider was a principal of Global Capital Resources, Inc., a private merchant bank. He has been involved in arranging acquisitions and funding for the telecommunications, energy, apparel, airline, financial and garage industries. Mr. Schneider received a BA degree in economics from Tufts University and an MBA degree from Boston University. Mr. Schneider is the son of Lawrence I. Schneider and is a member of Energy Systems Investors, LLC and a manager of Energy Systems Investors II LLC.

Richard J. Augustine. Mr. Augustine was appointed as Vice President and Chief Accounting Officer of US Energy effective as of September 1, 2004. Mr. Augustine has served as an officer of U.S. Energy Biogas Corp. ("Biogas"), a subsidiary of US Energy and its corporate predecessor, Zahren Alternative Power Corporation ("Zapco"), since 1996, most recently as President. Prior to his involvement with Biogas and Zapco, Mr. Augustine served as Vice President of Finance and Administration at Richard Roberts Group, a real estate syndicator. Mr. Augustine graduated with a BA in Economics and Accounting from the College of the Holy Cross and an MBA in Finance from the University of Connecticut.


Stephen Brown. Mr. Brown joined our board in March 2003. From 1986 through 2004 he served as Chairman of the Board and Chief Executive Officer of The Franklin Capital Corporation, a publicly traded business development corporation. Mr. Brown serves on the board of directors of Copley Financial Services Corp., a mutual fund specializing in the energy sector. In addition, Mr. Brown is an active board member and trustee of The Peddie School. Mr. Brown is a graduate of New York University School of Law and Brown University.


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


Jacob Feinstein. Mr. Feinstein has been a director of US Energy since 2004. Since 1999, Mr. Feinstein has served as a consultant to independent power producers, electric utilities and other businesses engaged in the energy and construction industries. From 1998 through 1999, he was a Vice President of Cogen Technologies, Inc., a business engaged in power plant development and from 1991 through 1998, he was Vice President - System and Transmission Operations, for Consolidated Edison Co. of NY Inc. For the fifteen years prior thereto, Mr. Feinstein held various positions in the energy industry. He is a registered Professional Engineer in the State of New Jersey and a senior member of the Institute of Electrical and Electronic Engineers (IEEE). Mr. Feinstein had served as a member of technical committees of the Electric Power Research Institute and the Edison Electric Institute and as a senior visiting lecturer (adjunct position) at the Stevens Institute of Technology. Mr. Feinstein received a B.E.E. from City College of New York.


Carl W. Greene. Mr. Greene has been a director of US Energy since March 2003. For over twenty years, he has served in various senior financial executive positions for the Consolidated Edison Company of New York, including Senior Vice President of financial and regulatory matters, Senior Vice President of accounting and treasury operations and Chief Accounting Officer, and Vice President and Controller. Mr. Greene currently is Senior Vice President of TBG Financial, a full service executive benefit consulting firm. Mr. Greene has been an active member of several high profile industry trade groups during his tenure at Con Edison, including the Edison Electric Institute and the American Gas Association. In those positions, he has played a role in shaping accounting, financial and risk management policies in the electric utility industry. In addition, Mr. Greene served for four years as a member of FASAC, the Financial

Accounting Standards Advisory Council. Mr. Greene holds a BS in economics from The Wharton School of the University of Pennsylvania and an MBA from New York University. The Board has determined that, Mr. Greene is the audit committee financial expert, as such term is used in Item 401(h) of Regulation S-K and that he is independent, as such term is used in Item 7(d)(3)(iv) of Schedule 14A.


M. Stephen Harkness. Mr. Harkness has served as a member of our board of directors since October 2000. He currently holds the position of Vice President of Cinergy as well as President of the Energy Services Group for the Commercial Business Unit. From 2001 to 2003, Mr. Harkness was Chief Operations and Financial Officer for the same business unit. Since 1998, he has served as President and Chief Operating Officer of Trigen-Cinergy Solutions, LLC ("Trigen-Cinergy"), an affiliate of Cinergy, that builds, owns, operates and maintains cogeneration facilities and also provides industrial utility services. To date, Trigen-Cinergy has developed 19 projects with over $10 billion under contract. In 1994 he held the position of General Manager, Corporate Development & Financial Services and was responsible for mergers & acquisitions, business development, feasibility analysis, non-regulated and international finance. Mr. Harkness is also a director of an affiliate of the Countryside Power Income Fund. Mr. Harkness has a B.Sc. in finance from the University of Evansville and an M.B.A. from Indiana University.


Ronny Strauss. Mr. Strauss has served as a member of our board of directors since March 2005. From 2000 to 2004 he served as a financial advisor and director of Digital Wireless Corporation, and from 1979 to 2000, served in various capacities with Citigroup and its divisions and affiliates, including Global Treasurer and Market Risk Manager for Citibank Private Bank and Chief Executive Officer and Country Corporate Officer for Citibank Israel. He has also served as a lecturer at Syracuse University's School of Management and as an Assistant Professor at Ithaca College, School of Business. Mr. Strauss received his BA in Economics and Statistics from Hebrew University, an M.A. in Finance from Hebrew University and an M.Sc. in Finance, Quantitative Methods and Managerial Economics from Cornell University.

Compliance with Section 16(a) of the Exchange Act

      Section 16(a) of the Securities Exchange Act of 1934 as amended (the "Exchange Act") requires that our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by regulation to furnish to us copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms we have received, or written representations from certain reporting persons, we believe that during the year ended December 31, 2004 (and for prior years, except to the extent previously disclosed), all officers, directors, and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements, except for Jacob Feinstein, whose report disclosing his election as a director was not filed on a timely basis.


Item 11. Executive Compensation

      The following table shows the compensation information concerning the individuals who, in 2004, served as (i) our chief executive officers, (ii) our four most highly compensated executive officers (other than the persons serving as our chief executive officer) who were serving as our executive officers at the end of 2004 which includes two individuals for whom disclosure would have been provided but for the fact that they were not serving as our executive officers at the end of 2004.



Summary Compensation Table

                                         Annual Compensation                 Long-Term Compensation
                              --------------------------------------------------------------------------
                                                                                     Awards
                                                                         -------------------------------
                                                                                           Securities
                                                                           Restricted      Underlying
Name & Principal                 Fiscal                                      Stock          Options/        All Other
Position                          Year          Salary         Bonus      Award(s) ($)       SARs (#)     Compensation
-------------------------------------------------------------------------------------------------------------------------
Lawrence I. Schneider             2004          180,000         800,000       391,305 (6)           --            44,950(1)
Chairman and CEO                  2003          180,000              --            --               --            44,816
                                  2002          180,000          96,000            --               --             2,250

Goran Mornhed (3)                 2004          137,422         800,000            --               --            14,492(7)
CEO, President and COO            2003          180,000              --            --               --            14,068
                                  2002          180,000         126,000            --               --             1,490

Henry N. Schneider                2004           140,415        150,000            --          400,000(8)          6,952 (2)
Interim President                 2003          136,000              --            --               --             4,080
                                  2002          136,000          96,000            --               --             1,700

Edward M. Campana                 2004           87,348         586,785            --               --            10,549 (2)
Senior Vice President (4)         2003          140,000              --            --               --             4,404
                                  2002          140,000          45,000            --          100,000             6,067

Richard J. Augustine (5)          2004          122,509         100,000        28,261 (6)           --             6,067
Vice President and Chief
Accounting Officer

Allen J. Rothman                  2004          144,762         400,000        76,087 (6)           --            13,000 (2)
Vice President and                2003          140,000          30,000            --               --             5,316
General Counsel (9)               2002          140,000         146,000            --               --             2,120

----------------------------


(1) Represents $9,360 in contributions made by US Energy to the 401(k) plan on behalf of such person and $35,590 in term life insurance premiums for which such person's spouse is the beneficiary of such policy.

(2) Represents contributions made by US Energy to the 401(k) plan on behalf of such person.

(3) Mr. Mornhed terminated his employment agreement in October 2004 and in connection therewith advised that he was terminating this agreement for "Good Reason" (i.e., because he claims, he was, among other things, denied the benefits to which he was entitled under US Energy's 2000 Executive Bonus Plan (the "Bonus Plan") and that he was assigned duties and responsibilities inconsistent with his position). His employment agreement provides that if it is determined that he was terminated for Good Reason (as defined therein) he is entitled to, among other things, 2.9 times his base salary then in effect. Mr. Mornhed has not specified the dollar amount he claims under the Bonus Plan. US Energy disputes Mr. Morhed's assertions.

(4) Mr. Campana was appointed Senior Vice President in January 2002 and his employment terminated in August 2004. Included in his bonus is the amount paid in connection with the temination of his employment.

(5) Mr. Augustine was appointed Chief Accounting Officer and Vice President of US Energy effective as of September 1, 2004.

(6) Represents the values of the restricted stock units to acquire 434,783 shares, 108,699 shares and 36,232 shares granted to Messrs. L. Schneider, Rothman and Augustine, respectively, as of the date of execution of the award agreement. The value (i.e., the closing price of a share of US Energy common stock) on such dates (i.e,. September 24, 2004, October 12, 2004 and September 29, 2004 for Messrs. Schneider, Rothman and Augustine, respectively) of such restricted stock units was $0.90, $0.70 and $0.78 per share, respectively. These restricted stock units vest in cumulative annual increments of 25% beginning September 2005 subject to acceleration if the grantee's employment relationship is terminated other than for cause or voluntary termination, as such terms are used in the restricted stock award agreement governing same. Dividends are payable (in restricted stock units) with respect to these units to the extent cash dividends are paid on our common stock. The value (i.e., the closing price) of the shares of US Energy common stock underlying the restricted stock units held by Messrs. Schneider, Rothman and Augustine as of Decembr 31, 2004 (i.e., $0.80 per share) was $347,826, $86,957 and $28,986 respectively.

(7) Represents $6,040 in contributions made by US Energy to the 401(k) plan on behalf of such person and $8,452 in term life insurance premiums for which such person's spouse is the beneficiary of such policy.

(8) These options, which expire in May 2010, have fully vested; the exercise price is $3.00 per share.

(9) Mr. Rothman's employment terminated in December 2004. In connection therewith, US Energy and Mr. Rothman entered into a severance agreement, mutual release and consulting arrangement pursuant to which Mr. Rothman will act as a consultant for six months (subject to automatic renewal for successive one month periods unless notice of termination is given on a timely basis) for $6,000 per month.


Option/SAR Grants in Last Fiscal Year


                                                                                                Potential
                                                                                                Realizable Value at
                                                   Percent of                                   Assumed Annual
                             Number of             Total Options                                Rates of Stock Price
                             Securities            Granted to        Exercise or                Appreciation
                            Underlying Options     Employees in      Base Price    Expiration   for Option Term (2))
Name                        Granted (#)            Fiscal Year(%)    ($/SH)        Date         5% ($)       10% ($)
---------------------------------------------------------------------------------------------------------------------
Lawrence I. Schneider                -                   -               -             -           -          -
Goran Mornhed                        -                   -               -             -           -          -
Henry N. Schneider              400,000(1)              100             3.00        5/9/10         0(2)       0(2)
Edward M. Campana(3)                 -                   -               -             -           -          -
Richard T. Augustine                 -                   -               -             -           -          -
Allen J. Rothman                     -                   -               -             -           -          -

-------------------

(1)   Non-qualified stock options exercisable in full as of the date of grant.

(2) In accordance with SEC rules, these columns show gains that could accrue for these options, assuming that the market price of our common stock appreciates from the date of grant over a period of six years at an annualized rate of 5% and 10%, respectively. No assurance can be given that our stock price will increase at such rates, if at all. After giving effect to the applicable annualized rates of return through the expiration thereof, the exercise price will exceed the fair market value of the underlying shares of common stock, and accordingly, the potential realizable value of such options is indicated as zero.

(3) Mr. Campana's options were cancelled in connection with the termination of his employment.

Aggregated Option/SAR Exercises In Last Fiscal Year And Fiscal Year End Option/SAR Values
-------------------------------------------------------------------------------------------------------------------------
                                                              Number Of Securities             Value Of Unexercised
                                                             Underlying Unexercised                In-The-Money
                                                                   Options At                       Options At
Name                           Shares         Value           December 31, 2004 (#)         December 31, 2004 ($) (1)
                            Acquired On   Realized ($)  -----------------------------------------------------------------
Name                        Exercise (#)  Realized ($)      Exercisable/Unexercisable       Exercisable/Unexercisable
-------------------------------------------------------------------------------------------------------------------------
Lawrence I. Schneider(2)         --              --                  1,016,800/0                         0/0
Goran Mornhed                    --              --                  1,770,000/0                         0/0
Henry N. Schneider               --              --                  1,015,700/0                         0/0
Edward M. Campana(3)             --              --                      0/0                             0/0
Richard J. Augustine             --              --                      0/0                             0/0
Allen J. Rothman                 --              --                    285,000/0                         0/0

(1) The exercise price of all these stock options was greater than the price of our common stock of $0.80 as of December 31, 2004. Actual values which may be realized, if any, upon any exercise of such options will be based on the market price of our common stock at the time of any such exercise and thus are dependent upon future performance of our common stock.
(2) Does not include options to acquire 400,000 shares of common stock that he surrendered.
(3) Options to acquire 100,000 shares of common stock were cancelled in connection with the termination of his employment.

COMPENSATION OF DIRECTORS

      Independent directors are compensated at an annual rate of $20,000 plus $1,000 for each Board meeting and $750 for each committee meeting (and $1,000 for audit committee meetings) attended in person or by telephone. Compensation for participating in meetings is limited to $1,000 per day. Members of the special committee formed in March 2005 to evaluate a potential business combination were each paid $10,000 for service on such committee and are not entitled to additional fees for participating in committee meetings. Newly appointed or elected directors are granted ten-year non-qualified stock options to acquire 40,000 shares of our common stock with an exercise price equal to the fair market value on the grant date. The Chairman of the Audit Committee and the Compensation Committee receive a retainer at the annual rate of $10,000 and $2,000, respectively. Forty percent of the foregoing compensation is paid to the directors in the form of restricted stock units which are granted on a quarterly basis at the fair market value of our common stock on the grant date.


EMPLOYMENT AGREEMENTS

      Our employment agreement with Lawrence Schneider expires in May 2005 and we are currently negotiating a new agreement with him. Our employment agreement with Henry Schneider expires in September 2005 and will renew automatically (unless timely notice of non-renewal is given) for successive one year periods at the expiration of the initial term. These employment agreements, as amended, generally provide for annual base salaries of $180,000 and $150,000 for Lawrence Schneider and Henry Schneider, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The following table sets forth the number of shares of common stock owned as of March 31, 2005 (including, except as otherwise indicated, shares of common stock that each person has the right to acquire by May 30, 2005) by: (i) each director, (ii) each of our current executive officers, (iii) those persons known to us to beneficially own 5% or more of common stock, and (iv) all of our directors and officers as a group. (As of March 31, 2005, there were 11,970,061 shares of our common stock outstanding). Unless otherwise indicated, the address of each of the beneficial owners identified below is c/o U. S. Energy Systems, Inc., One North Lexington Avenue, White Plains, New York 10601.

                                                              Amount and nature of
Name and address                                               beneficial ownership             Percent of Class
----------------------------------                      ----------------------------------   -----------------------
Lawrence I. Schneider                                               6,809,776(1)(14)                   36.3%
Henry N. Schneider                                                  5,435,672(2)(13)(14)               31.2%
Richard J. Augustine                                                   60,988(3)(13)                    *
Stephen Brown                                                          69,456(4)                        *
Evan Evans                                                            176,007(5)                        1.5%
Carl W. Greene                                                         79,047(6)                        *
M. Stephen Harkness                                                    80,000(7)                        *
Jacob Feinstein                                                        52,596(8)                        *
Ronny Strauss                                                          44,972(9)                        *
All executive officers and directors as a group (9)                 8,661,433(15)                      42.1%
persons)

Energy Systems Investors LLC                                        4,147,081(10)(14)                  25.9%
and Energy Systems Investors LLC, II
c/o Henry Schneider
530 Park Avenue - Apt. 9A
New York, NY 10021

Goran Mornhed                                                       1,779,000(11)                      13.0%
c/o Countryside Power Income Fund
One North Lexington Avenue
White Plains, New York  10601

Bernard Zahren                                                        797,907(12)                       8.6%
Pond View Corporate Center
76 Batterson Park Road
Farmington, CT 06032


--------------

*     Indicates less than 1%


(1) Includes: (i) 4,355,552 shares of common stock issuable upon conversion of 1,088,888 shares of Series D Preferred Stock, including the 3,444,440 shares of common stock issuable upon conversion of the 861,110 shares of Series D Preferred Stock beneficially owned by Energy Systems Investors, LLC ("ESI") and Energy Systems Investors II LLC ("ESI II"; collectively with ESI the "ESI Entities") and which he may be deemed to beneficially own because he is a manager of ESI II, which is the manager of ESI (the "Relationship"), (ii) options to acquire 1,016,800 shares of common stock owned directly, (iii) Series B Warrants to acquire 1,002,641 shares of common stock, including the 702,641 owned by the ESI Entities which he may be deemed to beneficially own because of the Relationship and (iv) 434,783 shares of common stock issuable in connection with restricted stock units. Lawrence I. Schneider has sole power to vote and direct the disposition of 2,662,695 shares of common stock beneficially owned by him and shares (with Henry N. Schneider and the ESI Entities) the power to vote and direct the disposition of 4,147,081 shares of common stock beneficially owned by such persons.

(2) Includes: (i) 7,037 shares of common stock owned directly, (ii) 3,644,440 shares of common stock issuable upon conversion of 911,110 shares of Series D Preferred Stock, consisting of 200,000 shares of common stock issuable upon conversion of 50,000 shares of Series D Preferred Stock he owns directly and 3,444,440 shares of common stock issuable upon conversion of the 861,110 shares of Series D Preferred Stock directly owned by ESI and beneficially owned by ESI II and which he may be deemed to beneficially own because of the Relationship, (iii) options to acquire 1,015,700 shares of common stock and (iv) Series B Warrants to acquire 768,495 shares of common stock, consisting of warrants to acquire 65,854 share of commons stock he owns directly and warrants to acquire 702,641 shares of common stock which he may be deemed to beneficially own because of the Relationship. Henry N. Schneider has the sole power to vote and direct the disposition of 1,288,591 shares of common stock beneficially owned by him and shares (with Lawrence I. Schneider and the ESI Entities) the power to vote and direct the disposition of 4,147,081 shares of common stock beneficially owned by such persons.

(3) Includes 20,444 shares of common stock owned directly, 4,312 shares of common stock issuable upon exercise of Series C Warrants and 36,232 shares of common stock issuable in connection with restricted stock units.

(4) Includes 1,000 shares of common stock owned directly, 40,000 shares of common stock issuable upon exercise of options and 28,456 shares of common stock issuable in connection with restricted stock units.

(5) Includes 42,500 shares of common stock, 100,000 shares of common stock issuable upon exercise of options and 33,507 shares of common stock issuable connection with restricted stock units.

(6) Includes 40,000 shares of common stock issuable upon exercise of options and 39,047 shares of common stock issuable in connection with restricted stock units.

(7) Represents options to acquire 80,000 shares of common stock. Excludes US Energy securities owned by Cinergy Corp or its affiliates.

(8) Includes options to acquire 40,000 shares of common stock and 12,596 shares of common stock issuable in connnection with restricted stock units.

(9) Includes options to acquire 40,000 shares of common stock and 4,972 shares of common stock issuable in connnection with restricted stock units.

(10) Each of ESI and ESI II beneficially owns 4,147,081 shares of common stock, including (i) 3,444,440 shares of common stock issuable upon conversion of the 861,110 shares of Series D Preferred Stock and (ii) Series B Warrants to acquire 702,641 shares of common stock. The power to vote and direct the disposition of these securities is shared by the ESI Entities with the Schneiders.

(11) Includes 9,000 shares of common stock owned directly and 1,770,000 shares of common stock issuable upon exercise of options.

(12) Based (other than the percentage ownership) on a Schedule 13D filed by such person with the Securities and Exchange Commission on December 27, 2004. Such person directly owns: (i) 195,138 shares of common stock, (ii) 27,375 shares of common stock issuable upon conversion of Series C Preferred stock, (iii) options to acquire 500,000 shares of common stock, and (iv) 75,394 shares of common stock issuable upon exercise of Series C Warrants. Does not include shares of common stock in which such person may have an indirect pecuniary interest by virtue of his ownership of membership interests in ESI.

(13) The restricted stock units referred to herein do not carry any voting rights until converted into shares of our common stock. Restricted stock units issued to non-employee directors vest immediately upon grant and may convert into shares of common stock upon, among other things, the cessation of service as a director. The restricted stock units issued to Lawrence Schneider and Richard Augustine vest in cumulative annual increments of 25% beginning September 2005 though these units vest immediately in full if such person's employment relationship is terminated other than for cause or voluntary termination, as such terms are used in the agreement governing same.

(14) Effective as of May 11, 2005, ESI is required to liquidate and wind up its affairs. As provided in ESI's operating agreement, this may be accomplished by, among other things, (I) distributing (the "Distribution Scenario") the Series D Preferred Stock held by ESI to the members of ESI and the Series B Warrants held by ESI to ESI II, Lawrence Schneider and Henry Schneider or by (II) selling its US Energy securities and distributing the proceeds thereof to the members of ESI and to ESI II, Lawrence Schneider and Henry Schneider. After giving effect to the Distribution Secnario, (i) ESI would not beneficially own any US Energy securities and (ii) ESI II, Lawrence Schneider, Henry Schneider and members of their immediate families would beneficially own approximately 6,571,682 shares of common stock (representing 35.9% of our common stock), including: (A) 214,008 shares of common stock; (B) options to acquire 2,032,500 shares of common stock; (C) Series B Warrants to acquire 1,434,349 shares of common stock (including approximately 1,068,495 shares issuable upon exercise of Series B Warrants to be distributed to ESI II, Lawrence Schneider and Henry Schneider in the Distribution Scenario; (D) 2,456,042 shares issuable upon conversion of 614,011 shares of Series D Preferred Stock; and (E) 434,783 shares issuable in connection with restricted stock units.

(15)  Includes the restricted stock unit held by officers and directors. See note 13.

Item 13. Certain Relationships And Related Transactions

                   Countryside Power Income Fund Transactions

Introduction

      On April 8, 2004, the Countryside Fund completed its initial public offering of trust units in Canada pursuant to which it raised approximately $102 million in net proceeds. Goran Mornhed, Ed Campana and Allen Rothman, executive officers and/or directors of US Energy at the time this transaction was completed, and M. Stephen Harkness, a director of US Energy, were at the time and are currently serving as officers and/or directors of the Countryside Fund or its subsidiaries. The Countryside Fund has paid/reimbursed US Energy an aggregate of approximately $5 million (in addition to the amounts paid in connection with the sale of our Canadian subsidiary as described below), for services rendered and expenses incurred in connection with the formation of this fund and matters related thereto.

      All amounts reflected in this section are stated in US dollars and the exchange rate used is the rate effective as of April 8, 2004 of Cdn $1.33 to US $1.00. In connection with the Countryside Fund offering, one or more of Biogas, and US Energy completed the transactions described below. (Biogas is our majority owned subsidiary and the balance of Biogas is owned by an affiliate of Cinergy Corp. M. Stephen Harkness, a director of US Energy, is affiliated with Cinergy Corp.) The following is a summary of the terms of such transactions and such summary is qualified in its entirety by reference to the applicable transaction document. The inclusion of the descriptions of these transactions involving the Countryside Fund does not constitute an acknowledgement that such transactions constitute related party transactions.

Sale of Canadian District Energy System

      We sold to a subsidiary of the Countryside Fund, all of the capital stock of USE Canada Holdings Corp ("USE Canada"), our wholly owned subsidiary that owned two Canadian based district energy systems. We received approximately $15.2 million (including amounts applied to the repayment of the inter-company debt related to USE Canada) from the sale of such stock. The sale price was determined pursuant to arms-length negotiation between us and the Countryside Fund, with the involvement of the underwriters of the Countryside Fund's initial public offering.

Biogas Loans

      Countryside Canada Power, Inc. ("Countryside Canada"), a subsidiary of the Countryside Fund, purchased the existing senior debt relating to certain of Biogas' projects ("Existing Loans") from the holders thereof. One of such holders, AJG Financial Services Inc. ("AJG"), a subsidiary of Arthur J. Gallagher, Inc., was paid an aggregate of $6,419,800 (inclusive of principal and accrued interest) for its portion of the Existing Loans. In 2004, AJG or its affiliates beneficially owned more than five percent of our common stock, and Mark P. Strauch, a director of US Energy from 2001 through 2004, is affiliated with AJG.

      Upon acquisition of the Existing Loans, a subsidiary of the Fund advanced additional funds ("Additional Advances") to Biogas and amended the Existing Loans to, among other things, cover the Additional Advances. Including the Additional Advances, the Biogas Loans have a principal amount of approximately $81 million. (The Biogas Loans are denominated in Canadian dollars and the principal amount of such loans is Cdn$107 million. Biogas has currency hedges in place to hedge its currency exchange exposure on debt service payments for the first three years of the term of the Biogas Loan). The loans purchased by Countryside Canada are obligations of Biogas, which obligations are secured by a first ranking lien held by Countryside Canada on all of Biogas' assets (with specified exceptions) and are generally guaranteed by Biogas' subsidiaries. The guaranty obligations of the Biogas subsidiaries are secured by the assets of such subsidiaries (with specified exceptions). The interest rate on the Biogas Loans is 11% per annum, principal and interest is payable monthly and the loans mature in 2019, subject to mandatory prepayment upon the occurrence of specified events and prepayment at the election of the lender after ten years.

Biogas Royalty Interest

      Countryside Canada acquired a royalty interest (the "Royalty Interest") in Biogas for $6,000,000, entitling it to receive a quarterly amount (the "Royalty") from Biogas that is determined by reference to, and limited by, Biogas' distributable cash flow generated by specified operating assets of Biogas and determined in accordance with the royalty agreement. The Royalty Interest is convertible generally at any time on or after April 2024 or on or after the prepayment in full of the Biogas Loans, into non-voting common shares of Biogas, representing 49% of the common shares of Biogas outstanding at the time of conversion. Upon conversion of the Royalty Interest, Countryside Canada's right to receive the Royalty will terminate. The amount of the Royalty payable to Countryside Canada depends upon whether the Royalty Interest has become convertible. For each fiscal quarter prior to the quarter in which the Royalty Interest becomes convertible, the amount of the Royalty payable to Countryside Canada will be equal to 7% of Biogas' distributable cash flow plus 1.8% of Biogas's revenues (all as generated by specified operating assets of Biogas and determined in accordance with the royalty agreement), but in any event, the royalty payment will be subject to the Distribution Cap (described below). After the Royalty Interest becomes convertible, but remains unconverted, the Royalty will be equal to 49% of Biogas's distributable cash flow (generated by specified operating assets of Biogas and as determined in accordance with the royalty agreement), subject to the Distribution Cap.

      The Royalty Interest terminates upon the refinancing of the Biogas Loans or the liquidation or sale of substantially all of the Biogas operating assets, in which case Countryside Canada will be entitled to receive, subject to the Distribution Cap, $6 million (the "Return Amount") and 49% of the net residual proceeds (as determined pursuant to the royalty agreement).

      Notwithstanding the above, no amount will be payable to Countryside Canada under the Royalty Interest unless, in the case of the Return Amount, 500% of such amount is distributed concurrently to the Biogas shareholders in respect of their common shares of Biogas and, in all other cases, at least 104.09% of such amount is distributed concurrently to the Biogas shareholders in respect of their common shares of Biogas (the "Distribution Cap").

Development Agreement with Cinergy and US Energy

      Pursuant to the Development Agreement by and among Cinergy, US Energy and the Countryside Fund (or the affiliates of the foregoing), during the five years commencing April 8, 2004 (subject to an additional five year term unless a party chooses not to renew), these parties will seek opportunities to acquire or invest in energy projects that meet the fund's guidelines on terms acceptable to all parties. No party is obligated to participate in any project or opportunity. A subsidiary of the Countryside Fund will provide investment analysis and evaluation services on behalf of these parties in consideration for which we will pay annual fees of approximately $300,000.

Improvement Agreement with Biogas and the Countryside Fund

      Biogas has given the Countryside Fund a right of first offer to invest in two expansion opportunities relating to the existing Countryside and Morris projects and two greenfield development projects. The expansion of the Morris and Countryside projects consists of the replacement of existing electric generation equipment that Biogas' management expects will increase the capacity and reduce the operating costs of each project. The development of the greenfield projects consists of the construction of electric generation facilities on existing landfill sites where collection systems have already been established.

                              AJG Genco Transaction

      In April 2004, AJG paid for the interest held by Resource Generating Systems, Inc., a wholly owned subsidiary of Biogas, in Illinois Electrical Generation Partners II L.P. ("IEGP II"). The amount paid was $16 million, of which $14 million is payable pursuant to a non-recourse note. The note bears interest at the rate of 15% per annum, matures in 2024, provides for scheduled amortization and is secured by AJG's ownership interest in IEGP II. AJG may defer payments on the note under specified circumstances and in the event AJG does not make scheduled principal and interest payment because distributions from IEGP II are insufficient to fund such payments, AJG's obligations under the note will accrue without triggering an event of default. During the period ending 30 days after the term of this note, RGS has the right to acquire from AJG and RGS may be required to buy from AJG, AJG's interests in Illinois Electrical Generation Partners LP ("IEGP") and IEGP II on specified terms.

      IEGP is the indirect owner of three projects and IEPG II is the indirect owner of seven projects.

                Zahren Financial Company LLC Consulting Agreement

      In July 2002, Biogas and Zahren Financial Company LLC executed a consulting agreement running through December 31, 2004. Under the consulting agreement, Biogas paid Zahren Financial Company $180,000 upon signing and is obligated to pay quarterly payments of $48,000 commencing January 1, 2003 through October 1, 2004. Biogas' obligation to make quarterly payments is supported by a performance guarantee by US Energy which in turn is supported by a pledge of 114,000 of US Energy's treasury shares.


Item 14. Principal Accountant Fees and Services

      The following table shows the fees billed (after applicable adjustments) for the audit and other services provided by Kostin, Ruffkess & Co., LLC ("Kostin") in 2004 and 2003:

                               2004           2003
                           ------------   ------------

      Audit fees           $    288,136   $    428,399
      Audit-Related fees         16,366         54,312
      Tax fees                  177,854        160,553
      All other fees                  0            -0-
                           ------------   ------------
      Total                $    422,356   $    643,264

Audit Fees. This category includes fees for the audits of our financial statements included in our Annual Report on Form 10-K, review of financial statements included in our Quarterly Reports on Form 10-Q or services normally provided by our accountant in connection with statutory and regulatory filings.

Audit-Related Fees. This category consists of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit Fees" above. These services included accounting research and advice with respect to accounting matters.

Tax Fees. This category consists of professional services for tax compliance, tax planning and tax advice. The services for the fees disclosed under this category include tax return preparation, research and technical tax advice.

All Other Fees. This category consists of other professional products and services provided by Kostin.

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



Date: May 2, 2005            US Energy Systems, Inc.



                             By: /s/ Lawrence I. Schneider
                                 ----------------------------------
                                 Lawrence I. Schneider, Chief Executive Officer