Form 10-Q
period 2005-03-31
U S ENERGY SYSTEMS INC
filed 2005-05-23
CIK 351917

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM __________ TO __________.


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

      State the number of shares outstanding of each of issuer's classes of common equity, as of May 13, 2005: 11,970,061 shares of Common Stock

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                                    CONTENTS


PART I: Financial Information
                                                                            PAGE
Item 1:  Financial Statements

Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004.........3


Consolidated Statements of Operations and Comprehensive Income
  for the three months ended March 31, 2005 and 2004...........................5


Consolidated Statements of Cash Flows for the three months ended
  March 31, 2005 and 2004......................................................6


Notes to Consolidated Financial Statements.....................................7


Item 2:  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................11

Item 3:  Quantitative and Qualitative Disclosures About Market Risk...........13

Item 4:  Controls and Procedures..............................................13


PART II. Other Information

Item 6:  Exhibits.............................................................14

Signatures....................................................................18

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

ASSETS                                                                       March 31, 2005  December 31, 2004*
                                                                             --------------  -----------------
                                                                              (Unaudited)     (As Restated)
Current Assets:
   Cash                                                                         $ 14,746        $ 15,982
   Restricted Cash and Marketable Securities                                      30,025          29,609
   Accounts Receivable (less allowance for doubtful accounts of $46 and
     $1,313 in 2005 and 2004, respectively)                                        5,152           4,857
   Installment Sale Partnership Interest and Interest
     Receivable, Current Portion                                                   2,711           2,494
   Other Current Assets                                                            1,826           1,639
                                                                                --------        --------
     Total Current Assets, Net                                                    54,460          54,581

Property, Plant and Equipment, Net                                                41,160          41,901
Construction in Progress                                                             198             198
Installment Sale Partnership Interest, less Current Portion                       23,312          23,537
Investments                                                                        1,175             801
Debt Issuance Costs, Net of Accumulated Amortization                              11,068          11,266
Goodwill                                                                          26,618          26,618
Foreign Currency Hedge                                                             2,279           2,414
Deferred Tax Asset                                                                14,812          14,605
Other Assets                                                                          57              11
                                                                                --------        --------
     Total Assets                                                               $175,139        $175,932
                                                                                ========        ========

LIABILITIES
Current Liabilities:
   Current Portion Long-Term Debt                                               $  1,567        $  1,517
   Accounts Payable and Accrued Expenses                                           4,370           4,057
   Deferred Revenue Installment Sale Partnership Interest, Current Portion           272             398
                                                                                --------        --------
     Total Current Liabilities                                                     6,209           5,972

Long-Term Debt less Current Portion                                               85,529          86,297
Deferred Revenue Installment Sale Partnership Interest, less Current Portion       2,725           2,699
Deferred Royalty                                                                   5,598           5,686
Illinois Subsidy Liability                                                        27,602          26,346
                                                                                --------        --------
     Total Liabilities                                                           127,663         127,000

Minority Interests                                                                10,428          10,733

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                        (In thousands, except share data)

                                                                                 March 31, 2005  December 31, 2004*
                                                                                 --------------  -----------------
                                                                                    (unaudited)    (as restated)
STOCKHOLDERS' EQUITY
Preferred Stock, $.01 par Value, Authorized 10,000,000 Shares:
   Series B, Cumulative, Convertible, Issued and Outstanding 368 Shares                    --             --
   Series C Cumulative, Convertible, Issued and Outstanding 100,000 Shares,                 1              1
   Series D, Cumulative, Convertible, Issued and Outstanding 1,138,888 Shares              11             11

Common Stock, $.01 par Value, Authorized 50,000,000 Shares, issued
   12,333,974                                                                             123            123
Treasury Stock, at Cost                                                                (2,204)        (2,204)
Additional Paid-in Capital                                                             63,857         64,063
Accumulated Deficit                                                                   (26,483)       (25,805)
Accumulated Other Comprehensive Income                                                  1,743          2,010
                                                                                    ---------      ---------
   Total Stockholders' Equity                                                          37,048         38,199
                                                                                    =========      =========
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 175,139      $ 175,932
                                                                                    =========      =========

                 See notes to consolidated financial statements
         *Derived from the Company's audited Consolidated Balance Sheet at December 31, 2004

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)
                    (in Thousands, except Earning per Share)

                                                                           THREE MONTHS ENDED
                                                                           ------------------
                                                                      March 31, 2005  March 31, 2004
                                                                      --------------  --------------
Revenues                                                                 $  5,024      $  5,117
                                                                         --------      --------
Costs and Expenses:
     Operating Expenses                                                     2,179         2,218
     General and Administrative Expenses                                    1,207         8,422
     Depreciation and Amortization                                          1,095           978
                                                                         --------      --------
Total Costs and Expenses                                                    4,481        11,618
                                                                         --------      --------

INCOME (LOSS) FROM OPERATIONS                                                 543        (6,501)

OTHER INCOME (LOSS):
Interest Income                                                               820           347
Interest Expense                                                           (2,714)       (1,848)
Dividend Income                                                                --            15
Foreign Currency Transaction Income                                           345            --
Other expenses                                                                 (4)           --
ICC Related Expense                                                           (12)           --
Minority Interest                                                              80            (5)
                                                                         --------      --------

Loss from continuing operations before income taxes                          (942)       (7,992)
Income Tax Benefit                                                            111         3,566
                                                                         --------      --------
LOSS BEFORE DISCONTINUED OPERATIONS                                          (831)       (4,426)

Income from Discontinued Operations (Net of Tax)                              150           452
                                                                         --------      --------

NET LOSS                                                                     (681)       (3,974)

Dividends on Preferred Stock                                                 (207)         (207)
                                                                         --------      --------

LOSS APPLICABLE TO COMMON STOCK                                          $   (888)     $ (4,181)
                                                                         ========      ========

EARNINGS(LOSS) PER SHARE OF COMMON STOCK:
     Loss per Share of Common Stock Continuing Operations                $   (.09)     $   (.39)
     Income per Share of Common Stock Discontinued Operations            $    .02      $    .04
     Loss Per Share of Common Stock                                      $   (.07)     $   (.35)

     Weighted Average Number of Common Stock Outstanding
       - Basic and Diluted                                                 11,970        11,890

COMPREHENSIVE LOSS, NET OF TAX
     Net Loss                                                            $   (681)     $ (3,974)
     Other Comprehensive Loss                                                (267)         (109)
                                                                         --------      --------

     Total Comprehensive Loss                                            $   (948)     $ (4,083)
                                                                         ========      ========

                 See notes to consolidated financial statements

                    U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in Thousands)
                                   (unaudited)

                                                                                  THREE MONTHS ENDED
                                                                                  ------------------
                                                                            March 31, 2005   March 31, 2004
                                                                            --------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (Loss)                                                         $   (681)     $ (3,974)
     Adjustments to reconcile Net Income to Net Cash provided by
       (used in) Operating Activities:
         Depreciation                                                               897           918
         Amortization                                                               198            60
         Minority Interest                                                         (305)            5
         Deferred Income Taxes                                                     (205)       (3,566)
         Unrealized Gains                                                          (267)           --
         Foreign Currency Translation Adjustment                                   (389)         (109)
         Valuation Allowance on Investment                                           --         6,336
     Changes In:
         Accounts and Notes Receivable Trade                                       (295)        1,510
         Other Current Assets                                                      (187)          517
         Other Assets                                                               (46)       (2,120)
         Accounts Payable and Accrued Expenses                                      314           777
         Deferred Revenue and Other                                                (100)         (178)
         Foreign Currency Hedge                                                     134            --
         Rate Incentive Liability                                                 1,256         1,354
     Net Effect of Discontinued Operations                                           --          (367)
                                                                               --------      --------
     Net Cash Provided by Operating Activities                                      324         1,163
                                                                               --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Restricted Cash                                                               (416)       (1,284)
     Change in Investments                                                         (373)           --
     Acquisitions of Property and Equipment                                        (156)          (81)
     Construction in Progress                                                        --          (101)
                                                                               --------      --------
     Net Cash Used in Investing Activities                                         (945)       (1,466)
                                                                               --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Notes Receivable                                                   8           341
     Payment of Long-Term Debt                                                     (328)       (1,152)
     Deferred Royalty                                                               (88)           --
     Dividends on Preferred Stock                                                  (207)         (207)
                                                                               --------      --------
     Net Cash Used in Financing Activities                                         (615)       (1,018)
                                                                               --------      --------

NET DECREASE IN CASH                                                             (1,236)       (1,321)

     Cash - beginning of period                                                  15,982         3,210
                                                                               --------      --------
     Cash - end of period                                                      $ 14,746      $  1,889
                                                                               ========      ========

                 See notes to consolidated financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2005 AND MARCH 31, 2004
                 (amounts in Thousands, except per share data)


NOTE A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and Regulation S-X, and accordingly, do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. The results for the three months are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in the U.S. Energy Systems Inc.'s (the "Company") Annual Report Form 10-K for the year ended December 31, 2004, as amended.

NOTE B -- RESTATEMENT

On May 16, 2005 the Company filed a current report on Form 8-K announcing that an error had been identified relating to accounting for a foreign currency loan and related hedge arrangement entered into in April 2004 in connection with the CDN $107 million debt arrangement between a majority owned subsidiary, US Energy Biogas Corp ("USEB") and the Countryside Power Income Fund and its subsidiaries (the "Countryside Debt").

The accounting issue relates to the Application of Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, as amended ("SFAS No. 52") and Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS No. 133").

The Company is restating its financial statements for the year ended December 31, 2004 and for the interim periods ended June 30, 2004 and September 30, 2004 to reflect the impact of the changes in the current exchange rate for debt service payments beyond the expiration of the hedge arrangement in April 2007, to reflect the outstanding principal amount of the Countryside Debt using the current exchange rate in effect at the end of the applicable period and to record changes in the fair value of the hedge arrangement.

The following table isolates each of the restated amounts in the Company's Consolidated Balance Sheet as of December 31, 2004:

                                                             RESTATED        AS ORIGINALLY REPORTED
                                                             --------        ----------------------
     Consolidated Balance Sheet:
          Foreign Currency Hedge                              $2,414                 $1,207
          Deferred Tax Asset                                 $14,605                $12,409
          Total Assets                                      $175,932               $172,529
          Long-Term Debt                                     $87,814                $80,521
          Minority Interests                                 $10,733                $12,662
          Accumulated Deficit                               $(25,805)              $(23,516)
          Acc. Other Comprehensive Income                     $2,010                 $1,682
          Total Stockholder's Equity                         $38,199                $40,160
          Total Liabilities and Stockholders Equity         $175,932               $172,529

Unrelated to the restatement of the 2004 financial statements, the Company has reclassified restricted cash from cash in the consolidated statement of cash flows.

Significant accounting policies followed in the preparation of the financial statements are as follows:

NOTE C-- BASIS OF REPORTING

The consolidated financial statements of the Company include the accounts of the Company and its wholly owned and majority-owned subsidiaries. Investments in joint ventures are accounted for under the equity method. Investments in partnerships, in which our ownership does not exceed 1%, are unconsolidated and carried at cost. All inter-company accounts and transactions have been eliminated in the consolidation.

NOTE D -- REVENUE RECOGNITION

Revenues are recognized upon delivery of energy or service.

NOTE E -- EARNINGS SHARE DATA

Income (Loss) per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the periods. In arriving at income available to common stockholders, preferred stock dividends have been deducted. Potential common shares, amounting to 5,167 have not been included due to their anti-dilutive effect for 2005 and 2004.

NOTE F -- STOCK-BASED COMPENSATION

The Company has elected to account for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employee's and discloses the pro forma effects on net loss and loss per share had the fair value of options been expensed. Under the provisions of APB No. 25, compensation arising from the grant of stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock. There were no stock options granted or vested for the three month periods ended March 31, 2005 and 2004.

NOTE G -- FOREIGN CURRENCY

The functional currency for our foreign operations is the local currency. For these foreign entities, we translate income statement amounts at average exchange rates for the period, and we translate assets and liabilities at the end-of-period exchange rates. We report translation adjustments on inter-company foreign currency transactions of a long-term nature in Other Comprehensive Income. Foreign currency transaction gains or losses are recognized in the period incurred and are included in Other Income (Loss) in the consolidated statement of operations.

NOTE H -- INVESTMENTS IN DERIVATIVES

The Company holds derivative financial instruments for the sole purpose of hedging the risks relating to changes in foreign currency exchange rates, the variability of which impacts future earnings and cash flows. The Company documents its risk management strategy and hedge effectiveness at the inception of and during the term of the hedge. Changes in the fair market value of our foreign currency cash flow hedge derivatives are recorded each period in other comprehensive income.

NOTE I -- SUBSIDIARIES AND AFFILIATES

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

      (3) Scandinavian Energy Finance, Limited /EnergiSystems I Sverige AB("SEFL"). During the three month period ended March 31, 2004, the Company reserved $7,700 against its investment in and receivables from SEFL due to pending litigation. This reserve, which amount was charged to general and administrative expenses in our consolidated statement of operations, included a $6,336 reserve against its equity investment and $1,364 against receivables due the Company from SEFL. Subsequently, in 2004, an additional $475 was reserved against additional receivables. During the quarter ended June 30, 2004, after giving effect to the repayment to the Company of $1,086 in amounts owed by SEFL, the entire investment was written off against the reserve.

NOTE J -- RESTRICTED CASH AND MARKETABLE SECURITIES

USEB's financing arrangements with the Countryside Income Fund and subsidiaries (the "Countryside Fund") established various reserve accounts which are also collateral for the financing with the Countryside Fund. These accounts include the Illinois Subsidy Liability Reserve Account, a debt service reserve account and an improvement reserve account. The funds held in the improvement reserve account can be utilized to fund capital expenditures. The funds in the Illinois Subsidy Liability Reserve Account (the "Illinois Accounts") are to be utilized to retire the Illinois subsidy liability as it becomes due.

Restricted cash and marketable securities were as follows:

                                               March 31, 2005  December 31, 2004
                                               --------------  -----------------

      Illinois Subsidy Liability Reserve Accounts     $24,144           $23,438
      Improvement Reserve                               3,653             4,022
      Debt Service Reserve                              2,090             2,011
      Project Contract Reserve                            138               138
                                                      -------           --------
                                                      $30,025           $29,609

Included in the Illinois Subsidy Liability Reserve Accounts at March 31, 2005 is $22,144 that is managed by a professional investment manager under investment allocation parameters established by the Company. The amounts managed by the professional manager, as of March 31, 2005, included $13,276 invested in equity fund accounts, $7,295 invested in debt accounts, and $1,573 being held in cash or cash equivalent accounts. The cost basis of the investments, which have been invested since July 2004, is $20,696.

NOTE K - ILLINOIS RETAIL RATE PROGRAM

USEB has 10 operating projects in Illinois which are receiving a subsidy for each kilowatt hour ("kwh") of electricity sold to the local utility under the Illinois Retail Rate Program. In accordance with the Illinois Retail Rate Program, the utility has contracted, for a ten year period, with each project to purchase electricity for an amount that exceeds the utility's Avoided Cost (what it would otherwise pay for the generation of electricity). The excess paid above avoided cost is the subsidy. The utility then receives a tax credit from the State of Illinois ("Illinois") equal to the amount of that excess. Each project is obligated to begin to repay the subsidy to Illinois after the project has recouped its capital investment and retired all debt associated with the financing and construction of the project but, in any case, no later than 10 years from the date the project commenced commercial operations. All subsidy liabilities must be fully repaid to Illinois (without interest) by the end of the actual useful life of the project but no later than 20 years from the date the project commenced commercial operations.

This subsidy is accounted for reporting purposes in a manner similar to an original issue discount whereby the amount to be repaid in the future is discounted to its net present value and the discount is amortized (as interest expense) over the 10-year period until repayment begins. The amount of power generation revenue recognized each period is equal to the Avoided Cost rate plus the difference between the subsidy received by the project and the net present value of the subsidy. This unamortized discount and the liability are shown net on the consolidated balance sheet as Illinois Subsidy Liability.

USEB is required by the Countryside Fund to deposit funds into the Illinois Subsidy Liability Reserve Accounts for repayment of the Illinois subsidy liability. The Illinois Accounts are classified as restricted cash and marketable securities (see NOTE J). The amount deposited into the Illinois Accounts is based upon the amount of subsidy received and contemplates an annual return sufficient to fund the current period subsidy liability repayment as it becomes due. Regular deposits combined with actual and expected returns on those deposits may not be sufficient to fully repay the respective liabilities as they become due. Should the amounts in the Illinois Accounts be insufficient to fully repay the obligations, any shortfall would have to be funded from the project's operations or assets.

Following is a summary of significant dates pertaining to a project's participation in the Illinois Retail Rate Program.

                                                                                             Estimated
                                   Commencement of               Expiration of             Commencement
                                     Commercial                 Illinois Retail           of Repayment of
         Project                     Operations                  Rate Program          Subsidy Liability(1)
-----------------------------------------------------------------------------------------------------------
         Countryside                 April, 2001                  April, 2011                May, 2011
         Dolton                       May, 1998                    May, 2008                June, 2008
         Dixon Lee                   July, 1999                   July, 2009               August, 2009
         Morris                    December, 2000               December, 2010             January, 2011
         Roxana                    November, 1999               November, 2009            December, 2009
         Upper Rock                  April, 2000                  April, 2010                May, 2010
         122nd Street                July, 1998                   July, 2008               August, 2008
         Brickyard                 September, 1999              September, 2009            October, 2009
         Streator                   January, 2000                January, 2010            February, 2010
         Willow Ranch               January, 1998                January, 2009            February, 2009

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

The funds held in the Illinois Accounts are currently invested in equities and fixed income securities. These investments are being managed by a third-party professional money manager with the investment allocations being approved by the management of the Company and USEB. The amount held in the Illinois Accounts as of March 31, 2005 was $24,144. The amount of the subsidy liability owed to Illinois as of March 31, 2005 was $50,669. It is anticipated that repayments of the incentive will begin in 2008 and continue through 2021.

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

In the past, the annual reconciliation of estimated rates to actual rates has resulted in both increases and decreases in retroactive revenue. USEB cannot predict whether any changes in future rates will result in increases or decreases in revenues from the Illinois projects. The Company receives approximately 19% of its revenues from the subsidy paid under the Illinois Retail Rate Program.

From time to time during the past few years including 2004 and 2005, proposed changes to or the elimination of the Illinois Retail Rate Program have been introduced in the Illinois legislature. While legislation has not been adopted, the adoption of legislation or the implementation of rules that would reduce or eliminate the benefits received by the Company under this program would have a material adverse effect on the Company.

NOTE L -- TRANSACTIONS WITH AFFILIATES

USEB is a general partner in alternative energy and equipment finance transactions with related unconsolidated limited partnerships and collects management fees from the partnerships. Fees earned from such general partner undertakings amount to $198 for the three months ended March 31, 2005 and $73 for the three months ended March 31, 2004.

USEB reimburses its shareholders, including the Company, for a majority of the costs incurred by them for the benefit of USEB. These costs include management and accounting salary and benefit costs, office expenses associated with the accounting services and an allocation of rent expenses. The total reimbursements for the three month periods ended March 31, 2005 and 2004 were $217 and $194, respectively.

NOTE M -- FOREIGN CURRENCY TRANSACTIONS

USEB's debt obligation to the Countryside Fund requires that debt service payments be made in Canadian dollars. USEB has entered into a cash flow foreign currency hedge agreement with financial institutions fixing the Canadian dollar to US dollar exchange rate at $1.331 Canadian dollar per US dollar. This hedge agreement, in an amount equal to the debt service payments, expires on March 31, 2007. Subsequent to the expiration of the hedge agreement, USEB's debt service payments to the Countryside Fund are subject to fluctuations in the currency exchange rate.

As required by SFAS No. 52 and SFAS No. 133, USEB has adjusted the outstanding principal on the debt owed to the Countryside Fund to reflect the currency exchange rate as of the end of the financial reporting period. The gain or loss resulting from the adjustment of the outstanding principal from that recorded in the previous reporting periods is recorded as Foreign Currency Transaction Income(Loss).

Following is a summary of the Foreign Currency Transaction account as of March 31, 2005(the exchange rates are Canadian dollars per one US dollar and are stated whole dollars, all other amounts are in $000's):

      Currency Exchange Rate at Loan Origination, April 8, 2004     $1.3140
      Currency Exchange Rate at December 31, 2004                   $1.2047
      Currency Exchange Rate as of March 31, 2005                   $1.2096
      Cumulative Translation Adjustments Beginning
               Of Reporting Period                                   $6,988
      Cumulative Translation Adjustments End
               Of Reporting Period                                   $6,643
      Aggregate Adjustment for the Current
               Reporting Period Income/ (Expense)                      $345
      Deferred Income Taxes Allocated
               To Adjustment in the Reporting Period                   $147

NOTE N - OTHER COMPREHENSIVE INCOME/(LOSS)

The other Comprehensive loss for the three months ended March 31, 2005 is comprised of $(303) of unrealized losses on available for sale marketable securities and $36 in gains associated with foreign currency exchange rates. The $(109) loss reported for the three months ended March 31, 2004 is comprised of losses associated with foreign currency exchange rates.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In March 2005, a special committee of independent directors was organized to evaluate a potential combination with a private company in a related line of business. We continue to explore such opportunity. No assurance can be given that such transaction will be complete, or that if completed, it will be on terms favorable to current stockholders.

On May 9, 2005, Duke Energy Corporation and Cinergy Corp. announced that they were merging. An affiliate of Cinergy owns a minority interest in US Energy Biogas Corp. and we or our subsidiaries are parties to various agreements with Cinergy affiliates pursuant to which, among other things, Biogas would enhance current power projects or develop new projects. We are currently unable to determine the impact of this merger on our relationship with Cinergy or these opportunities.

RESULTS OF OPERATIONS

The net loss for the three months ended March 31, 2005 of $681 was a decrease of $3,293 from the $3,974 net loss reported for the three months ended March 31, 2004. This decrease was primarily due to the $4,774 after tax expense recorded in 2004 pertaining to the reserve for the SEFL investment offset by $866 in additional interest expenses associated with the Countryside Fund debt which closed in April 2004 and $505 of increased general and administrative expenses related to the Countryside Fund transaction that were incurred during the three months ended March 31, 2004 and capitalized.

Revenues for the three month period ended March 31, 2005 were $5,024, a decrease of $93, or 2%, from the $5,117 reported for the three month period ended March 31, 2004. The decrease was the primarily the result of the reallocation of expenses reimbursed to Biogas which were recorded as revenues for the period ended March 31, 2004 and offset directly against operating expenses for the three month period ended March 31, 2005.

Total operating expenses for the three months ended March 31, 2005 were $2,179, a decrease of $39 or 1.8% from the $2,218 reported for the three month period ended March 31, 2004.

The components of general and administrative expenses for the three month periods were as follows:

                                               Three Months Ended
                                     March 31, 2005         March 31, 2004
                                     --------------         --------------
        Salaries and Consulting           $431                   $659
        Legal and Professional             122                    128
        Insurance                           55                     96
        Corporate Expenses                 148                     52
        SEFL Reserve                         0                  7,700
        Royalty Expense                    132                     24
        Other                              319                   (237)
                                        ------                 ------
        Total                           $1,207                 $8,422

General and administrative expenses increased by $485 or 67% in the first three months of 2005 compared with the first three months of 2004, excluding the effect of the SEFL reserve of $7.7 million in 2004. The primary reason for this increase was the capitalization during the three month period ended March 31, 2004 of approximately $505 of general and administrative expenses related to the Countryside transaction and $88 of royalty expense related to the Countryside Fund transaction for the three months ended March 31, 2005, an obligation that did not exist during the 2004 period.

Excluding the general and administrative costs associated with the Countryside transaction, the royalty expense related to the Countryside transaction and the SEFL reserve, general and administrative for the three month periods ended March 31, 2005 and 2004 were $1,119 and $1,227, respectively.

Depreciation and amortization expense increased by $117 or 12% in the first quarter of 2005 compared with the first quarter of 2004 due principally to the increase in the amortization of debt issuance costs associated with the Countryside transaction.

Interest income increased by 136% in first quarter 2005 from first quarter 2004 as a result of the $14,000 note, bearing interest at the rate of 15% per annum, issued to us in April 2004 by AJG Financial Services; this increase was partially offset by a decrease in interest earned on the Installment Sale Partnership Interest notes as a result of the continuing reduction in outstanding principal on such notes. The reduction in outstanding principal is the result of the continuing amortization of the principal amounts due to note payments.

Interest expense increased to $2,714 for the three months ended March 31, 2005, an increase of $866 or 47% when compared to the $1,848 in interest for the three months ended March 31, 2004. This increase is solely due to additional interest paid to the Countryside Fund resulting from the refinancing of the USEB debt.

Foreign Currency Transaction income was $345 for the three months ended March 31, 2005 and represents the adjustment, as required by SFAS 52, Foreign Currency Translations, to the outstanding principal owed to the Countryside Fund to reflect the change in the currency exchange rate from the start of the reporting period. The Canadian dollar to US dollar exchange rate increased to $1.2096 from $1.2047 as of December 31, 2004 resulting in a net gain for the period of $345, after adjustments relating to our foreign currency cash flow hedge. The Deferred Income Tax asset was reduced by $147 to reflect the tax effect of the Translation gain. See Note M to the Consolidated Financial Statements. During the three months ended March 31, 2004, there was no Foreign Currency Transaction adjustment as the Countryside debt arrangements were entered into on April 8, 2004.

Provision for income taxes resulted in a tax benefit for the three months ended March 31, 2005 of $111, a decrease of $3,455 from the $3,566 in tax benefits reported for the three months ended March 31, 2004. The amount reported for the three months ended March 31, 2004 included the tax benefit related to the reserve against the SEFL investment. The $111 benefit for the three months ended March 31, 2005 is comprised of the benefit related to the recognition of net operating losses generated by USEB operations.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2005, unrestricted cash amounted to $14,746 compared with $15,982 of unrestricted cash at December 31, 2004. The debt arrangements between the Countryside Fund and the USEB projects require these subsidiaries to maintain various restricted cash accounts, which, at March 31, 2005, amounted to $30,025. Included in the restricted cash and marketable securities is $22,144 that is managed by a professional investment manager under investment allocation parameters established by the Company. The amounts managed by the professional manager, as of March 31, 2005, included $13,276 invested in equity fund accounts, $7,295 invested in debt accounts, and $1,573 being held in cash or cash equivalent accounts. The cost basis of the investments, which have been invested since July 2004, is $20,696.

During the three months ended March 31, 2005, cash flow from operating activities was $324, a decrease of $839 from the $1,163 generated by operating activities for the three month period ended March 31, 2004. The primary reason for this decrease was the elimination of the discontinued operations from the 2005 operating period.

Cash used in investing activities decreased to $945 for the three months ended March 31, 2005 from the $1,466 used during the three months ended March 31, 2004, a decrease of $521. This decrease was primarily the result of an $868 decrease in amounts transferred to the Illinois Subsidy Liability Reserve Accounts due to a decrease in the amount of subsidy received by the USEB projects offset by a $373 increase in investments made by USEB pertaining to the expansion of the landfill gas collection systems at two of USEB's projects.

Cash used in financing activities decreased to $615 for the three month period ended March 31, 2005, a decrease of $403 from the $1,018 used in financing activities for the three months ended March 31, 2004. The decrease is primarily due to a reduction in principal payments made on outstanding debt resulting from the Countryside Fund transaction.

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

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

This Form 10-Q contains certain "forward looking statements" which represent our expectations or beliefs, including, but not limited to, statements concerning industry performance and our operations, performance, financial condition, growth and strategies. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors which are noted herein, including but not limited to the potential impact of competition, changes in local or regional economic conditions, our ability to continue our growth strategy, dependence on management and key personnel, supervision and regulation issues and the ability to find financing on terms suitable to us. Additional factors which may impact our business, prospects, operating results and financial condition are described under the caption "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2004, as amended.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various types of market risk in the normal course of our business, including the impact of interest rate changes, foreign currency exchange rate fluctuations, changes in equity investment prices and changes in corporate tax rates.

Generally the Company does not enter into any interest rate or derivative transactions as a hedge against these market risks as the underlying assets and investments are long-term in nature. However, the foreign currency hedge entered into by USEB as discussed in Note M to the Consolidated Financial Statements eliminates the impact of fluctuations in exchange rates on our Countryside debt service payments through March 31, 2007. This issue is discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2004, as amended.

Item 4:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

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

PART II - Other Information


Item 6:  Exhibits

--------    --------------------------------------------------------------------
Exhibit
Number      Description
--------    --------------------------------------------------------------------

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

--------    --------------------------------------------------------------------
Exhibit
Number      Description
--------    --------------------------------------------------------------------

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

10.21 Indemnification Agreement dated as of November 28, 2000 by and among US Energy, US Energy Sub and Cinergy Energy (5)

10.22 Employment Agreement dated as of May 10, 2000 by and between the Company and Lawrence Schneider (6)

10.23 Employment Agreement dated as of May 10, 2000 by and between the Company and Goran Mornhed (6)

10.24       2000 Executive Incentive Compensation Plan (6)

10.25       2000 Executive Bonus Plan (6)

10.26 Stock Option Agreement between the Company and Lawrence Schneider with respect to 1,000,000 shares of Common Stock (6)

10.27 Stock Option Agreement between the Company and Goran Mornhed with respect to 187,500 shares of Common Stock (6)

10.28 Stock Option Agreement between the Company and Goran Mornhed with respect to 562,500 shares of Common Stock (6)

--------    --------------------------------------------------------------------
Exhibit
Number      Description
--------    --------------------------------------------------------------------

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

10.45       Form of Restricted Stock Unit for Directors (13)

10.46       Form of Restricted Stock Unit for Officers (13)

10.47 Purchase Agreement dated September 30, 2004 among AJG Financial Services, Inc. and U.S. Energy Biogas Corp. (13)

10.48 Assignment Agreement dated September 30, 2004 among AJG Financial Services, Inc. and U.S. Energy Biogas Corp. (13)

10.49 Severance Agreement and Mutual Release is by and between Edward M. Campana and US Energy Systems, Inc.(14)

10.50 Severance Agreement, Mutual Release and Consulting Agreement by and between Allen J. Rothman and US Energy Systems, Inc.(14)

--------    --------------------------------------------------------------------
Exhibit
Number      Description
--------    --------------------------------------------------------------------

10.51 Employment Agreement dated as of May 10, 2005 by and between the Company and Lawrence I. Schneider

10.52       Description of compensation program for directors

31.1        Rule 13a-14(a)/15d-14(a) certifications

31.2        Rule 13a-14(a)/15d-14(a) certifications

32.1        Section 1350 certification

-------------
(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-94612)

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

(10) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB dated August 14, 2002

(11) Incorporated by reference to the Company's Report on Form 10-K for the period ended March 31, 2003, as amended

(12) Incorporated by reference to the Company's Report on Form 10-Q for the period ended March 31, 2004

(13) Incorporated by reference to the Company's Report on Form 10-Q for the period ended September 30, 2004

(14) Incorporated by reference to the Company's Annual Report on Form 10K, as amended, for the year ended December 31, 2004

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


U.S. ENERGY SYSTEMS, INC.


By:      /s/Lawrence I. Schneider
         -----------------------------------
         Lawrence I. Schneider                               Dated: May 23, 2005
         Chief Executive Officer
         (Principal Executive Officer)


By:      /s/Richard Augustine
         -----------------------------------
         Richard J. Augustine                                Dated: May 23, 2005
         Chief Accounting Officer
         (Principal Accounting and Financial Officer)