Form 10-K/A
period 2004-12-31
U S ENERGY SYSTEMS INC
filed 2005-05-31
CIK 351917

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                AMENDMENT NO. 2
                                       TO
                                   FORM 10-K/A

   (Mark One)

      |X|                  ANNUAL REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2004

                                       OR

      |_|                TRANSITION REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-10238

                            U.S. ENERGY SYSTEMS, INC.
               (Exact name of Registrant as specified its charter)

                                 ---------------

              Delaware                                 52-1216347
        (State of Incorporation                     (I.R.S. Employer
                                                 Identification Number)
      One North Lexington Avenue
        White Plains, NY 10601                       (914) 993-6443
(Address of principal executive offices)       (Registrant's telephone number,
                                                   including area code)

        Securities registered pursuant to Section 12(b) of the Act: None.
           Securities Registered pursuant to Section 12(g) of the Act:

                               Title of Each Class
                     --------------------------------------
                     Common Stock, par value $.01 per share

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

================================================================================

Overview

We are filing this second amendment to our Annual Report on Form 10-K for the year ended December 31, 2004, to amend and restate financial statements and other financial information for the year 2004 with respect to the accounting for certain foreign currency hedge transactions.

On May 16, 2005, we filed an 8-K disclosing that we and Kostin Ruffkess & Company, LLC, our auditors with respect to the Applicable Reports (as defined), concluded that the Accounting Principles (as defined) were applied incorrectly with respect to our foreign currency loan and related hedge arrangement entered into in April 2004 in connection with the Cdn$107 million debt arrangement between our majority owned subsidiary, US Energy Biogas Corp. ("Biogas") and the Countryside Power Income Fund and its subsidiaries (the "Countryside Debt"). The term "Accounting Principles" refers to Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, as amended (SFAS No. 52) and Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS No. 133).

We are hereby amending our (i) Annual Report on Form 10-K for the year ended December 31, 2004 and (ii) will be amending our Quarterly Reports on Form 10-Q for the periods ended June 30, 2004 and September 30, 2004 (collectively, the "Applicable Reports") to amend and restate financial statements and other financial information with respect to these reports to reflect the impact of the changes in the exchange rate beyond the expiration of the hedge arrangement in April 2007, to reflect the outstanding principal amount of the Countryside Debt on a quarterly basis using the currency exchange rate in effect at the end of the applicable period and to record changes in the fair value of the hedge arrangement. Summary information regarding the impact of the restatement on the second and third quarters of 2004 is set forth under "Item 8. Financial Statements and Supplementary Data".

The following table isolates each of the restated amounts in the Company's Consolidated Balance Sheet as of December 31, 2004 and Statement of Operations and Other Comprehensive Income the the Year 2004

                                                                AS ORIGINALLY
                                                     RESTATED      REPORTED
                                                    ---------     ---------
Consolidated Balance Sheet:
     Foreign Currency Hedge                         $   2,414     $   1,207
     Deferred Tax Asset                             $  14,605     $  12,409
     Total Assets                                   $ 175,932     $ 172,529
     Long-Term Debt                                 $  87,814     $  80,521
     Minority Interests                             $  10,733     $  12,662
     Accumulated Deficit                            $ (25,805)    $ (23,516)
     Other Comprehensive  Income                    $   2,010     $   1,682
     Total Stockholder's Equity                     $  38,199     $  40,160
     Total Liabilities and Stockholders Equity      $ 175,932     $ 172,529

Statement of Operations
     Foreign Currency Transaction Expense           $  (6,989)           --
     Minority Interest                              $   3,990     $   2,061
     Income Tax Benefit                             $  12,774     $  10,003
     Net Loss (Loss)                                $  (1,646)    $     644
     Net Loss Applicable to Common Stock            $  (2,474)         (184)

     Loss Per Share of Common Stock                 $    (.21)    $    (.02)

ITEM 6.  SELECTED FINANCIAL DATA

(Dollars in thousands, except share data)
-----------------------------------------------------------------------------------------------------------
                                                                                                Year ended
                                                 2004         2003        2002         2001   Jan. 31, 2000
                                              ---------    ---------   ---------    ---------   ---------
   Total assets                               $ 175,932    $ 172,041   $ 219,008    $ 187,610   $  14,354
   Long-Term Debt                                87,814       70,084     114,277       57,005         384
   Total Stockholder's Equity                    38,199       39,085      38,754       45,865      10,491
   Revenues                                      20,108       24,999      28,620       22,760       4,195
   Income (Loss) from Operations                 (4,029)       5,035      (5,710)       4,772        (609)
   Income (Loss) Applicable to Common Stock      (2,474)       1,009     (16,979)       3,378        (743)
Basic Earnings per Common Share               $    (.21)   $    0.08   $   (1.39)   $    0.35   $   (1.05)
Diluted Earnings per Common Share             $      --         0.11   $      --    $    0.27   $      --

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

On May 9, 2005, Duke Energy Corporation and Cinergy Corp. announced that they were merging. An affiliate of Cinergy owns a minority interest in US Energy Biogas Corp. ("USEB") and we or our subsidiaries are parties to various agreements with Cinergy affiliates pursuant to which, among other things, USEB would enhance current power projects or develop new projects. We are currently unable to determine thte impact of this merger on our relationship with Cinergy or these opportunities.

During 2004, our $4,029 loss from operations was principally the result of the $7,089 write off of the Company's investment in SEFL. Our Net Loss of $1,646 includes $9,945 in after tax gains from the disposal of segments ($4,561 from the sale of USE Canada and $5,384 from the payment for ownership interest in Illinois based generating project entities previously sold to AJG) the expensing of $13,858 of transaction costs associated with the Countryside transaction (refer to Note K to the Consolidated Financial Statements) and $6,989 in losses from Foreign Currency Transactions (refer to Note N to the Consolidated Financial Statements).

RESULTS OF OPERATIONS

Comparison of 2004, 2003 and 2002

A summary of the components of operating income follows:

 (Dollars in thousands)
--------------------------------------------------------------------------------
                                               2004         2003         2002
                                             ---------    ---------    ---------
 Revenues                                    $ 20,108     $ 24,999     $ 28,620
 Operating Expenses                             9,646       10,964       14,842
 General and Administritive Expenses            3,241        5,918        9,958
 Depreciation and Amortization                  4,279        3,874        5,906
 Investment Writeoffs                           7,089           --        3,684
 (Gain) From Joint Ventures                      (118)        (792)         (60)
                                             ---------    ---------    ---------
 Income/(Loss) from Operations               $ (4,029)    $  5,035     $ (5,710)
                                             =========    =========    ========


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

General and Administrative Expenses: General and administrative expenses for 2004 were $3,241, a decrease of $2,677, or 45%, compared with the 2003. Expenses for 2003 decreased by $4,040, or 41% when compared with 2002. General and administrative expenses as a percentage of total revenues were 16%, 24% and 35% for 2004, 2003 and 2002, respectively. The following table summarizes general and administrative expenses for 2004, 2003 and 2002.

                                                      2004       2003      2002
                                                    -------    -------   -------
General and Administrative Expenses
     Salaries, Other Compensation and Consulting    $ 5,659    $ 3,336   $ 4,964
     Legal and Professional                             712        722       660
     Insurance                                          470        623       789
     Corporate Expenses                                 412        572       371
     Other                                              827        665     3,174
     Countryside Fund Expense Reimbursement          (4,839)        --        --
                                                    -------    -------   -------
         Total:                                     $ 3,241    $ 5,918   $ 9,958
                                                    =======    =======   =======

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

Depreciation and Amortization: Depreciation and amortization expenses were $4,279 in 2004 compared with $3,874 for 2003, an increase of $405 or 10%. The increase was due to an increase in the amortization of debt issuance costs associated with the the Countryside Fund transaction. Amortization costs for subsequent years will be approximately $200 higher than those reported in 2004 due to the fact that the amount recorded in 2004 does not reflect full year's amortization of debt issuance costs associated with the Countryside Fund transaction which closed on April 8, 2004.

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

Foreign Currency Transaction: Foreign Currency Transaction Expense was $6,989 for the year ended December 31, 2004. This expense represents the adjustment, as required by SFAS 52, Foreign Currency Translations, to the outstanding principal owed to the Countryside Fund to reflect the change in the currency exchange rate from the start of the reporting period. The Company is required by the loan agreement with the Countryside Fund to maintain a currency hedging arrangement with respect to the Countryside debt hedging all of the debt service payments due thereunder through early April 2007 and thereafter, hedging at least 75% (though the Company currently intends to hedge 100%) of such payments through the 12 year balance of the term of such debt. While the foreign currency hedging arrangements entered or to be entered into by USEB will fix the exchange rate for cash flow purposes, future fluctuations in the exchange rate may impact the Company's financial results. The Canadian dollar to one US dollar exchange rate increased to $1.2096 from the $1.314 that existed as of the origination of the financing on April 8, 2004. The change resulted in a net expense of $6,989, after adjustments relating to our foreign currency cash flow hedge. The Deferred Tax asset was increased by $2,655 to reflect the tax effect of the Foreign Currency Transaction loss. During 2003 and 2002, there were no Foreign Currency Transaction adjustments as the Countryside loan originated on April 8, 2004.

Interest Expense: Interest expense for 2004 was $9,443, an increase of $2,665, or 39%, when compared to the $6,779 in interest expense reported for 2003. This increase is the result of the increase in total amount of non-related party, interest bearing debt outstanding as of December 31, 2004 when compared to December 31, 2003 and the increase in the interest rate on the debt to 11% from an average interest rate of 8.7% as of December 31, 2003. The changes in the total outstanding debt and the interest rate resulted from the Countryside Fund transaction that originated on April 8, 2004. Interest expense for years subsequent to 2004 will be higher than in 2004 due to the fact that the amount recorded in 2004 does not reflect the full year of increased interest rates and increased debt outstanding resulting from the Countryside Fund transaction. See Note K to the consolidated financial statements.

The $987, or 13%, decrease in interest expense in 2003 when compared with 2002 was primarily the result of lower interest rates on variable rate debt and the continued amortization of principal on the outstanding debt.

Unrealized Gain/(Loss): The unrealized gain of $1,587 for 2004 is comprised of $1,246 of mark to market gains in open trading positions from the investment of the Illinois Accounts and $1,315 in gains associated with foreign currancy exchange rates Less taxes of $974. The unrealized gains for 2003 and 2004 were from gains associated with foreign currency exchange rates from our discontinued foreign operations.

Income Tax: Provision for income taxes resulted in a tax benefit for 2004, 2003 and 2002 of $12,774, $1,227 and $5,671, respectively. The 2004 increase in the provision for income taxes is primarily due to the write off of the SEFL investment (refer to Note B to the Consolidated Financial Statements), the expensing of costs associated with the Countryside transaction (refer to Note K to the Consolidated Financial Statements) and Foreign Currency Transaction Expense associated with the Countryside financing (refer to Note N to the Consolidated Financial Statements). The Company has a Net Operating Loss ("NOL") carry forward of approximately $40,000, some of which is subject to limitation under Section 382 of the IRS code.

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

Other Income/(Loss): In 2004 we had Other Income/(Loss) of $2,641. This income was primarily comprised of a $2,729 pre tax gain associated with the acquisition of the AJG subordinated debt.

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations at December 31, 2004 and the effect such obligations are to have on our liquidity and cash flow in future periods.

(Dollars in thousands)
--------------------------------------------------------------------------------
                                         Less than      1-3     4-5    More than
                                  Total    1 year      years   years     5 years
                                --------  --------  --------  --------  --------
Debt Obligations                $ 87,814  $  1,517  $  3,582  $  4,458  $ 78,257
Operating Leases                     776       291       478         7        --
Purchase Obligations (1)           1,224       288       864        72        --
Other Long Term Liabilities (2)   49,028         0         0     1,000    48,028
                                --------  --------  --------  --------  --------
         Total                  $138,842  $  2,096  $  4,924  $  5,537  $126,285
                                ========  ========  ========  ========  ========

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

During 2004, cash flow utilized by operating activities was $(2,418) which is a decrease of $11,859 from the $9,441 of cash provided by operating activities for 2003. The decrease is the result of the loss of operating cash flow from the sale of USE Canada and the termination of the SEFL investment plus additional interest paid by USEB as the result of the the Countryside Fund transaction.

Cash flows from investing activities was $14,100 for 2004, an increase of $16,497 from the amounts reported for 2003. The increase was due to the sale of USE Canada.

Cash flow from financing activities was $14,994 for 2004, an increase of $14,229 when compared to the amount from 2003. The increase is primarily the result of refinancing of the USEB debt with the Countryside Fund and the sale of the USEB roayalty interest to the Countryside fund.

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

SIGNIFICANT ACCOUNTING ESTIMATES

The Company utilized estimates in the calculation of the valuation of the Goodwill Asset. See Note A(6) to the consolidated financial statements. Actual future operating results that deviate from the estimates would have an effect on the future valuation of the Goodwill Asset.

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

We have substantial debt that has been incurred to finance the acquisition and development of energy facilities. As of December 31, 2004, our total consolidated long term debt was $87,814. The terms of this debt require USEB to deposit $250 per calender quarter into the debt service reserve fund provided that cash available, as defined in the loan agreement, is at certain levels. USEB was only required to make $84 of additional deposits into the debt service reserve during 2004. Until an amount is deposited into the reserve equal to $250 per quarter since the April 8, 2004 closing, USEB is precluded from making dividend or royalty payments or from expending funds to expand its production capacity. Whether USEB will be able to meet our debt service obligations and fund the debt service reserve obligations will depend primarily upon the performance of its energy projects.

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

Our energy facilities rely on one or more energy sales agreements with one or more customers for a substantial portion of their revenues. Any material failure by any customer to fulfill its obligations under an energy sales agreement could have a negative effect on the cash flow available to us and on our results of operations. Commonwealth Edison accounted for 42% and 34% of our revenues in 2004 and 2003, respectively. Our business of owning, operating power plants and district energy systems involve considerable risk.

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

We may be unable to acquire or renew the numerous permits and approvals required to operate power facilities.

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

Future Foreign Currency Exchange Risk

Pursuant to the terms of the financing arrangements with the Countryside Fund, USEB is required to make debt service payments to the Countryside Fund in Canadian dollars. USEB has entered into a hedge agreement expiring March 2007 with financial institutions fixing the US dollar to the Canadian dollar exchange rate at approximately US$0.76 per Canadian dollar through March 31, 2007. Beginning April 1, 2007, USEB is required to maintain a foreign currency hedge agreement for a minimum of 75% of the remaining debt service payments. USEB will be at risk for fluctuations in the currency exchange rate should the rate vary from the exchange rate existing in the expiring hedge agreement and no new hedge agreement is in place.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to various types of market risk in the normal course of our business including the impact of interest rate changes, foreign currency exchange rates fluctuations, changes in the wholesale price of energy and changes in corporate tax rates. Fluctuations in interest rates and investment yields will effect earnings derived from the investment of the various reserve accounts which could have a material effect on the Company's financial performance. Fluctuations in the foreign currency exchange rate between the US dollar and the Canadian dollar as it relates to the payment of debt service on the the Countryside Fund loan could also have a material effect on the Company's financial performance.

Generally the Company does not enter into any interest rate or derivative transaction as a hedge against these market risks as the underlying asset and investments are long-term in nature. However, the foreign currency hedge entered into by USEB, as further discused in Notes K and N to our consolidated financial statements, eliminates the impact, from a cash flow perspective, of fluctuations in exchange rates on our Countryside debt service payments through March 2007.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements together with the report of the independent registered public accounting firm thereon, are presented under Item 15 of this report.

Supplementary Financial Information

2004 (Dollars in thousands, except share amounts)
--------------------------------------------------------------------------------
                                         First     Second      Third     Fourth
                                        Quarter    Quarter    Quarter   Quarter
                                        -------    -------    -------   -------
Operating Revenue                       $ 5,117    $ 4,479    $ 6,213   $ 4,299
Operating Income                         (6,501)      (759)     1,812     1,419
Net Income(Loss) for Common Stock        (4,181)     5,646       (883)   (3,056)
Basic Earnings(Loss) per Common Stock     (0.35)      0.47      (0.07)    (0.26)
Diluted Earnings per Common Stock            --       0.33         --        --

2003 (Dollars in thousands, except share amounts)
--------------------------------------------------------------------------------
                                         First     Second      Third     Fourth
                                        Quarter    Quarter    Quarter   Quarter
                                        -------    -------    -------   -------
Revenue                                 $ 5,883    $ 6,207    $ 6,390   $ 6,519
Operating Income                          1,657      1,121        741     1,516
Net income for Common Stock                 143      1,370        315      (818)
Basic Earnings per Common Stock            0.01       0.11       0.03     (0.07)
Diluted Earnings per Common Stock          0.01       0.08       0.02        --

ITEM 15.  EXHIBITS AND FINANCIAL SCHEDULES

(a) The following documents are flied as part of this report

      (3) Financial Statements


--------------------------------------------------------------------------------
Description
--------------------------------------------------------------------------------
Report from Independent Registered Public Accounting Firm

Consolidated Balance Sheet as of December 31, 2004 and 2003
--------------------------------------------------------------------------------
Consolidated Statement of Operations and Other Comprehensive Income (Loss) for the Years Ended December 31, 2004, 2003 and 2002
--------------------------------------------------------------------------------
Consolidated Statement of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statement of Changes in Stockholders Equity for the Years Ended December 31, 2004, 2003 and 2002
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
--------------------------------------------------------------------------------

      (4) Exhibits

--------------------------------------------------------------------------------
Exhibit
Number       Description
--------------------------------------------------------------------------------
3.1          Restated  Certificate  of  Incorporation  of the Company filed with the Secretary of State of Delaware (1)
--------------------------------------------------------------------------------
3.2          Certificate  of Amendment of Amended and  Restated  Certificate  of
             Incorporation of the Company (4)
--------------------------------------------------------------------------------
3.3          Amended and Restated By-Laws of US Energy (5)
--------------------------------------------------------------------------------
3.4          Form  of  Certificate  of  Designation  for US  Energy's  Series  C
             Preferred Stock (8)
--------------------------------------------------------------------------------
3.5          Form  of  Certificate  of  Designation  for US  Energy's  Series  D
             Preferred Stock (8)
--------------------------------------------------------------------------------
3.6          Certificate  of Correction to  Certificate of Designation of Series
             B Preferred Stock (8)
--------------------------------------------------------------------------------
4.1          Specimen Stock Certificate (1)
--------------------------------------------------------------------------------
4.2          Certificate of Designation of Series B Convertible  Preferred Stock
             of the  Company  as  filed  with  the  Secretary  of the  State  of
             Delaware (7)
--------------------------------------------------------------------------------
4.3          Amended and Restated Plan of Recapitalization  dated as of July 31,
             2000 by and between the Company and the parties  identified therein
             (8)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Exhibit
Number       Description
--------------------------------------------------------------------------------
4.4          Form of Series B Warrant to Purchase Shares of Common Stock (4)
--------------------------------------------------------------------------------
4.5          Form of Series C  Redeemable  Common Stock  Purchase  Warrant of US
             Energy (5)
--------------------------------------------------------------------------------
10.1         Purchase  Agreement,  dated as of January 24,  1994,  between  Lehi
             Co-Gen Associates, L.C. and Lehi Envirosystems, Inc. (2)
--------------------------------------------------------------------------------
10.2         Operating Agreement among Far West Capital,  Inc., Suma Corporation and Lehi Envirosystems, Inc. dated January 24, 1994 (2)
--------------------------------------------------------------------------------
10.3         Agreement  among the Company,  Plymouth  Envirosystems,  Inc.,  IEC
             Plymouth,  Inc. and Independent  Energy Finance  Corporation  dated
             November 16, 1994 (1)
--------------------------------------------------------------------------------
10.4         Amended and Restated  Agreement of Limited  Partnership of Plymouth
             Cogeneration  Limited Partnership between PSC Cogeneration  Limited
             Partnership,   Central  Hudson  Cogeneration,   Inc.  and  Plymouth
             Envirosystems, Inc. dated November 1, 1994 (1)
--------------------------------------------------------------------------------
10.5         Amended  and  Restated  Agreement  of  Limited  Partnership  of PSC
             Cogeneration   Limited   Partnership  among  IEC  Plymouth,   Inc.,
             Independent Energy Finance Corporation and Plymouth  Envirosystems,
             Inc. dated December 28, 1994 (1)
--------------------------------------------------------------------------------
10.6         Security Agreement and Financing Statement among the Company,  Lehi
             Envirosystems,   Inc.,  Plymouth  Envirosystems,  Inc.  and  Anchor
             Capital Company, LLC dated June 14, 1995, as amended (1)
--------------------------------------------------------------------------------
10.7         Certificate of Designations (1)
--------------------------------------------------------------------------------
10.8         Loan and  Option  Agreement  dated  August,  1996 by and  among NRG
             Company, LLC and Reno Energy, LLC and ART, LLC and FWC Energy, LLC,
             and Amendments thereto (1)
--------------------------------------------------------------------------------
10.9         Form of Debenture Conversion Agreement (1)
--------------------------------------------------------------------------------
10.10        Subscription  Agreement,  dated March 20, 1998, between the Company and Energy Systems Investors, LLC (3)
--------------------------------------------------------------------------------
10.11        Registration  Rights Agreement,  dated March 20, 1998,  between the
             Company and Energy Systems Investors, LLC (3)
--------------------------------------------------------------------------------
10.12        Amended and  Restated  Stock Option  Agreement  between the Company and  Lawrence  I.  Schneider  dated May 10,  2000 with  respect  to
             750,000 shares of the Company Common Stock (4) *
--------------------------------------------------------------------------------
10.13        Amended and  Restated  Stock Option  Agreement  between the Company and Goran Mornhed dated May 10, 2000 with respect to 1,000,000 shares of the Company Common Stock (4) *
--------------------------------------------------------------------------------
10.14        Pledge  Agreement  dated as of July  31,  2000 by and  between  the
             Company and Energy Systems Investors, L.L.C. (4)
--------------------------------------------------------------------------------
10.15        Limited  Recourse  Promissory  Note dated July 31,  2000  issued by
             Energy Systems Investors, L.L.C. in favor of the Company (4)
--------------------------------------------------------------------------------
10.16        Registration  Rights Agreement dated November 28, 2000 by and among
             US Energy and the Zapco Stockholders (5)
--------------------------------------------------------------------------------
10.17        Performance Guaranty dated as November 28, 2000 of US Energy (5)
--------------------------------------------------------------------------------
10.18        Performance  Guaranty of Cinergy  Solutions  Holding Company,  Inc.
             dated as of November 28, 2000 (5)
--------------------------------------------------------------------------------
10.19        Subscription  Agreement  dated as of November 28, 2000 by and among
             US Energy, US Energy Sub and Cinergy Energy (5)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Exhibit
Number       Description
--------------------------------------------------------------------------------
10.20        Stockholders  Agreement  dated as of November 28, 2000 by and among
             US Energy, US Energy Sub and Cinergy Energy (5)
--------------------------------------------------------------------------------
10.21        Indemnification  Agreement  dated as of  November  28,  2000 by and among US Energy, US Energy Sub and Cinergy Energy (5)
--------------------------------------------------------------------------------
10.22        Employment  Agreement  dated as of May 10,  2000 by and between the
             Company and Lawrence Schneider (6) *
--------------------------------------------------------------------------------
10.23        Employment  Agreement  dated as of May 10,  2000 by and between the
             Company and Goran Mornhed (6) *
--------------------------------------------------------------------------------
10.24        2000 Executive Incentive Compensation Plan (6) *
--------------------------------------------------------------------------------
10.25        2000 Executive Bonus Plan (6) *
--------------------------------------------------------------------------------
10.26        Stock Option Agreement  between the Company and Lawrence  Schneider with respect to 1,000,000 shares of Common Stock (6) *
--------------------------------------------------------------------------------
10.27        Stock Option  Agreement  between the Company and Goran Mornhed with respect to 187,500 shares of Common Stock (6) *
-------------------------------------------------------------------------------
10.28        Stock Option  Agreement  between the Company and Goran Mornhed with respect to 562,500 shares of Common Stock (6) *
--------------------------------------------------------------------------------
10.29        Standby  Payment  Agreement  dated as of June 11, 2001 by and among
             U.S. Energy  Systems,  Inc., USE Canada  Acquisition  Corp. and AJG
             Financial Services, Inc. (9)
--------------------------------------------------------------------------------
10.30        Development Incentive Plan (10) *
--------------------------------------------------------------------------------
10.31        Corporate Incentive Plan (10) *
--------------------------------------------------------------------------------
10.32        Finance Incentive Plan (10) *
--------------------------------------------------------------------------------
10.33        Employment  Agreement  dated as of  January  1,  2002  between  the
             Company and Edward Campana (10) *
--------------------------------------------------------------------------------
10.34        Employment  Agreement  dated as of  September  8, 2000  between the
             Company and Henry Schneider (10) *
--------------------------------------------------------------------------------
10.35        Agreement  by and  among AJG  Financial,  as  agent,  U.S.  Energy,
             Cinergy  Energy,  U.S.  Energy  Biogas and  Tannenbaum,  Helpern as
             agent dated as of October 16, 2003 (11)
--------------------------------------------------------------------------------
10.36        Escrow letter by and among,  Tannenbaum,  Halpern escrow agent, AJG
             Financial, Cinergy Energy, US Energy, U.S. Energy Biogas Corp (11)
--------------------------------------------------------------------------------
10.37        Amended and  Restated  Subordinated  Note from U.S.  Energy  Biogas
             Corp. to AJG Financial Services, Inc. (11)
--------------------------------------------------------------------------------
10.38        Loan Agreement dated as of November 3, 2003 (11)
--------------------------------------------------------------------------------
10.39        2003 Finance Incentive Plan (11) *
--------------------------------------------------------------------------------
10.40        2003 Development Incentive Plan (11) *
--------------------------------------------------------------------------------
10.41        Royalty  Agreement  dated as of April 8, 2004 by and  between  U.S.
             Energy  Biogas  Corp.,   Countryside   Canada  Power,   Inc.,   the
             Registrant and Cinergy Energy Solutions, Inc. (12)
--------------------------------------------------------------------------------
10.42        Amendment to Note Purchase  Agreement  dated as of April 8, 2004 by and between U.S.  Energy Biogas Corp.,  Avon Energy  Partners,  LLC
             and the other parties identified therein (12)
--------------------------------------------------------------------------------
10.43        Amendment to Indenture of Trust and Security  Agreement dated as of
             April 8,  2004 by and  among US Energy  Biogas  Corp.,  Countryside
             Canada Power, Inc. and the other parties identified therein (12)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Exhibit
Number       Description
--------------------------------------------------------------------------------
10.44        Amendment  dated  April 8, 2004 among BMC Energy  LLC,  Countryside
             Canada Power Inc. and the other parties  identified  therein to the
             (i) Security Agreement dated as of May 2, 2001 among BMC Energy
             LLC,  Countryside Canada Power, Inc. (as successor to AJG Financial
             Services,  Inc.) and the other parties  identified therein and (ii)
             Cash  Collateral  Pledge and Security  Agreement  dated as of April
             30, 2001 among BMC Energy, LLC,  Countryside Canada Power, Inc. (as successor  to ABB  Energy  Capital,  LLC)  and  the  other  parties identified therein (12)
--------------------------------------------------------------------------------
10.45        Form of Restricted Stock Unit for Directors (13) *
--------------------------------------------------------------------------------
10.46        Form of Restricted Stock Unit for Officers (13) *
--------------------------------------------------------------------------------
10.47        Purchase  Agreement  dated  September 30, 2004 among AJG Finanacial
             Services, Inc. and U.S. Energy Biogas Corp. (13)
--------------------------------------------------------------------------------
10.48        Assignment  Agreement  dated September 30, 2004 among AJG Financial
             Services, Inc. and U.S. Energy Biogas Corp. (13)
--------------------------------------------------------------------------------
10.49        Severence  Agreement and Mutual Release is by and between Edward M.
             Campana and US Energy Systems, Inc. *
--------------------------------------------------------------------------------
10.50        Severence  Agreement,  Mutual Release and  Consulting  Agreement by
             and between Allen J. Rothman and US Energy Systems, Inc.  *
--------------------------------------------------------------------------------
23.1         Consent of Kostin, Ruffkess and Company, LLC.
--------------------------------------------------------------------------------
31.1         Rule 13a-14(a)/15d-14(a) certifications
--------------------------------------------------------------------------------
31.1         Rule 13a-14(a)/15d-14(a) certifications
--------------------------------------------------------------------------------
32.1         Section 1350 certification
--------------------------------------------------------------------------------
             * Management contract or compensatory plan or arrangement
--------------------------------------------------------------------------------
(1)          Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-94612)
--------------------------------------------------------------------------------
(2)          Incorporated  by reference to the  Company's  Annual Report on Form
             10-KSB for the year ended January 31, 1994
--------------------------------------------------------------------------------
(3)          Incorporated  by reference to the Company's  Current Report on Form
             8-K filed on March 26, 1998
--------------------------------------------------------------------------------
(4)          Incorporated by reference to the Company's Quarterly Report on Form
             10-QSB for the quarter ended July 31, 2000
--------------------------------------------------------------------------------
(5)          Incorporated by reference to the Company's Quarterly Report on Form
             10-QSB for the quarter ended October 31, 2000
--------------------------------------------------------------------------------
(6)          Incorporated  by reference to the Company's  Current Report on Form
             8-K dated May 4, 2000
--------------------------------------------------------------------------------
(7)          Incorporated  by reference to the  Company's  Annual Report on Form
             10-KSB for the year ended January 31, 1999
--------------------------------------------------------------------------------
(8)          Incorporated  by reference to the  Company's  Report on Form 10-KSB for the period ended December 31, 2000
--------------------------------------------------------------------------------
(9)          Incorporated  by reference to the Company's  Current Report on Form
             8-K dated June 11, 2001
--------------------------------------------------------------------------------
(10)         Incorporated by reference to the Company's Quarterly Report on Form
             10-QSB dated August 14, 2002
--------------------------------------------------------------------------------
(11)         Incorporated by reference to the Company's Report on Form 10-K for the period ended March 31, 2003, as amended
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Exhibit
Number       Description
--------------------------------------------------------------------------------
(12)         Incorporated by reference to the Company's Report on Form 10-Q for the period ended March 31, 2004
--------------------------------------------------------------------------------
(13)         Incorporated by reference to the Company's Report on Form 10-Q for the period ended September 30, 2004
--------------------------------------------------------------------------------

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



Report of Independent Registered Public Accounting Firm......................F-2

Consolidated Balance Sheets as of December 31, 2004 and 2003.................F-3

Consolidated Statements of Operations and Other Comprehensive Income
     (Loss) for the Years ended December 31, 2004, 2003 and 2002.............F-5

Consolidated Statements of Cash Flows for the Years ended December 31,
     2004, 2003 and 2002.....................................................F-7

Consolidated Statements of Changes in Stockholders' Equity for the Years
     ended December 31, 2004, 2003 and 2002..................................F-9

Notes to Consolidated Financial Statements..................................F-12

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As discussed in note A(2) to the consolidated financial statements, the consolidated financial statements have been restated.

Kostin, Ruffkess & Company, LLC
Farmington, Connecticut

/s/ Kostin, Ruffkess & Company, LLC

March 29, 2005
Except as to the restatement discussed in note A(2) to the consolidated financial statements which is as of May 23, 2005.

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                                                      DECEMBER 31, 2004  DECEMBER 31, 2003
                                                                        (As Restated)
                                                                       ---------------   ---------------
ASSETS
Current Assets:
   Cash                                                                $        15,982   $         3,725
   Restricted Cash and Marketable Securities                                    29,609            17,188
   Accounts Receivable (less allowance for doubtful accounts $46 and
     $1,313 in 2004 and 2003, respectively)                                      4,857             9,105
   Installments Sale Partnership Interest and Interest Receivable,
     Current Portion                                                             2,494             2,678
   Other Current Assets                                                          1,639             3,664
                                                                       ---------------   ---------------
       Total Current Assets, Net                                                54,581            36,360

Property, Plant and Equipment, Net                                              41,901            43,729
Construction in Progress                                                           198               595
Installment Sale Partnership Interest, less Current Portion                     23,537            12,987
Notes Receivable                                                                    --             1,247
Investments                                                                        801             8,251
Debt Issuance Costs, Net of Accumulated Amortization                            11,266             2,405
Goodwill                                                                        26,618            26,218
Foreign Currrency Hedge                                                          2,414                --
Deferred Tax Asset                                                              14,605            11,812
Other Assets                                                                        11               257
Assets to be disposed of                                                            --            28,180
                                                                       ---------------   ---------------
     Total Assets                                                      $       175,932   $       172,041
                                                                       ===============   ===============

LIABILITIES
Current Liabilities:
   Current Portion Long-Term Debt                                      $         1,517   $         4,928
   Notes Payable - Stockholder                                                      --               688
   Accounts Payable and Accrued Expenses                                         4,057             5,887
   Deferred Revenue Installment Sale Partnership Interest, Current
     Portion                                                                       398             1,007
                                                                       ---------------   ---------------
       Total Current Liabilities                                                 5,972            12,510

Long-Term Debt less Current Portion                                             86,297            53,827
Notes Payable - Stockholder                                                         --            10,641
Deferred Revenue Installment Sale Partnership Interest, less Current
   Portion                                                                       2,699             5,105
Deferred Royalty                                                                 5,686                --
Illinois Subsidy Liability                                                      26,346            20,652
Advances from Joint Ventures                                                        --               102
Liabilities to be disposed of                                                       --            21,745
                                                                       ---------------   ---------------
       Total Liabilities                                                       127,000           124,582

Minority Interests                                                              10,733             8,374

                 See notes to consolidated financial statements
             which are an integral part of the financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                                 (In thousands)

                                                                                 DECEMBER 31, 2004
                                                                                    (As Restated)    DECEMBER 31,2003
                                                                                   --------------    --------------
ASSETS
Preferred Stock, $.01 par Value, Authorized 10,000,000 Shares:
   Series B, Cumulative, Convertible, Issued and Outstanding 368 Shares                        --                --
   Series C Cumulative, Convertible, Issued and Outstanding 100,000 Shares                      1                 1
   Series D, Cumulative, Convertible, Issued and Outstanding 1,138,888 Shares                  11                11

Total Common Stock, $.01 par Value, Authorized 50,000,000 Shares, issued
   12,333,974                                                                                 123               123
Treasury Stock, at Cost                                                                    (2,204)           (2,204)
Additional Paid-in Capital                                                                 64,063            64,891
Accumulated Deficit                                                                       (25,805)          (24,159)
Other Comprehensive Income                                                                  2,010               422
                                                                                   --------------    --------------
       Total Stockholders' Equity                                                          38,199            39,085
                                                                                   --------------    --------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $      175,932    $      172,041
                                                                                   ==============    ==============

                 See notes to consolidated financial statements
             which are an integral part of the financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF OPERATIONS AND OTHER
                           COMPREHENSIVE INCOME (LOSS)
                        (In thousands, except share data)


                                                          Year Ended
                                                      December 31, 2004       Year Ended           Year Ended
                                                        (As Restated)      December 31, 2003    December 31, 2002
                                                      -----------------    -----------------    -----------------

Revenues                                              $          20,108    $          24,999    $          28,620
                                                      -----------------    -----------------    -----------------
Costs and Expenses:
   Operating Expenses                                             9,646               10,964               14,842
   Investment Write-Offs                                          7,089                   --                3,684
   General and Administrative Expenses                            3,241                5,918                9,958
   Depreciation and Amortization                                  4,279                3,874                5,906
   (Gain) from Joint Ventures                                      (118)                (792)                 (60)
                                                      -----------------    -----------------    -----------------
       Total Costs and Expenses                                  24,137               19,964               34,330

(Loss)/Income from Operations                                    (4,029)               5,035               (5,710)
Interest and Dividend Income                                      2,828                1,135                1,729
Foreign Currency Transaction Expense                             (6,989)                  --                   --
Interest Expense                                                 (9,443)              (6,779)              (7,766)
Transaction costs                                               (13,858)                  --                   --
Other Income                                                      2,641                   --                   --
Asset Sales                                                          --               (1,944)                  --
(Loss) on Investments                                                --                   --               (5,120)
Minority Interest                                                 3,990                  296                1,613
                                                      -----------------    -----------------    -----------------

(Loss) before Taxes and Cumulative effect of                    (24,860)              (2,257)             (15,254)
    Accounting Change and Disposal of a Segment
Income Tax Benefit (Expense)                                     12,774                1,227                5,671
                                                      -----------------    -----------------    -----------------
(Loss) before Cumulative effect of Accounting                   (12,086)              (1,030)              (9,583)
   Change and Disposal of a segment
Income/(Loss) from discontinued operations                          495                1,188               (4,192)

Gain/(Loss) on Disposal of a Segment (net of Income
   Tax benefit/(expense) of $(8,875), $(887) and
   $1,080, respectively)                                          9,945                1,680               (1,619)
Cumulative effect of Accounting Change in Years
   Prior to 2002(net of Income Tax benefit of $546)                  --                   --                 (754)
                                                      -----------------    -----------------    -----------------
Net (Loss) Income                                                (1,646)               1,838              (16,148)
                                                      -----------------    -----------------    -----------------
Dividends on Preferred Stock                                       (828)                (829)                (831)
                                                      -----------------    -----------------    -----------------
(Loss)/Income Applicable to Common Stock              $          (2,474)   $           1,009    $         (16,979)
Other Comprehensive Income (Loss), Net of Tax         =================    =================    =================

Net (Loss)/Income                                     $          (1,646)   $           1,838    $         (16,148)
                                                      -----------------    -----------------    -----------------
Unrealized Gain (net of Taxes)                                    1,588                  279                  295
                                                      -----------------    -----------------    -----------------
Total Comprehensive Income (Loss)                     $              58    $           2,117    $         (15,853)
                                                      =================    =================    =================

                 See notes to consolidated financial statements
             which are an integral part of the financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF OPERATIONS AND OTHER
                     COMPREHENSIVE INCOME (LOSS) (continued)
                                 (In thousands,)


                                                   Year Ended       Year Ended      Year Ended
                                                December 31, 2004   December 31,    December 31,
                                                  (As Restated)        2003            2002
                                                  -------------    -------------   -------------
INCOME (LOSS) PER SHARE OF COMMON STOCK:
(Loss)Income per Share of Common Stock - Basic    $       (0.21)   $        0.08   $       (1.39)

(Loss)Income per Share of Common Stock -Diluted   $          --    $        0.11   $          --

Weighted Average Number of Common Shares
  Outstanding - Basic                                    11,890           11,935          12,186

Weighted Average Number of Common Shares
  Outstanding - Diluted                                  17,058           17,089          17,351

                 See notes to consolidated financial statements
             which are an integral part of the financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                           For the Year Ended
                                                           December 31, 2004     For the Year Ended    For the Year Ended
                                                             (As Restated)       December 31, 2003     December 31, 2002
                                                           -----------------     -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)                                       $          (1,646)    $           1,838     $         (16,148)
     Adjustments to Reconcile Net Income (loss)
     to net cash provided by (used in) operating
     activities:
       Depreciation and Amortization                                   4,279                 3,874                 6,123
       Purchase Price Adjustment                                          --                 1,100
       Loss on Sale of Segment                                            --                    --                 1,619
       Gain on sale of subsidiary                                    (16,000)               (1,680)
       Minority Interest Income                                          131                  (296)                1,000
       Impairments and Write-offs                                         --                 1,944                11,889
       Gain on Acquisition of Debt                                    (2,728)                   --                    --
       Unrealized Loss/(Gains)                                         1,588                    --                    --
       Foreign Currency Transaction Expense                            7,293                    --                    --
       Deferred Taxes                                                 (2,793)                 (526)               (8,225)
       Equity in (gain) Loss of Joint Ventures                            --                    --                   (60)
       Cumulative effects of Accounting Change on years
          prior to 2002 (net of income tax of $546,000)                   --                    --                   754
   Changes in:
       Accounts Receivable, Trade                                      4,249                (1,313)                  746
       Foreign Currency Hedge                                         (2,414)                   --                    --
       Other Current Assets                                            2,025                (2,188)                  468
       Other Assets                                                      247                   154                 1,357
       Accounts Payable and Accrued Expenses                          (1,830)                1,809                 1,552
       Net effect of discontinued operation                               --                   253                (1,465)
       Minority Interest Liability                                        --                    --                 1,218
       Deferred Revenue                                                 (513)                 (980)               (1,185)
       Rate Incentive Liability                                        5,694                 5,452                 5,619
                                                           -----------------     -----------------     -----------------
Net cash flows provided by (used in)  Operating
   Activities                                                         (2,418)                9,441                 5,262

CASH FLOWS FROM INVESTING ACTIVITIES:
       Investments                                                        --                  (638)               (3,099)
       Proceeds from Sale of Subsidiary                               15,885
       Net Acquisition of Equipment and Leasehold
          Improvements                                                (1,384)                 (512)               (2,047)
       Increase in Notes Receivable                                       --                (1,247)              (51,450)
       Deferred Financing Costs                                           --                    --                 2,492
       Goodwill                                                         (401)                   --                    --
                                                           -----------------     -----------------     -----------------
Net cash provided by (used in) Investing Activities                   14,100                (2,397)              (55,104)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               ---------------------------------------------------
                           (in thousands) (continued)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from Notes Receivable                         2,378       2,425         866
       Payments of Long-term Debt                           (66,039)     (3,930)     (4,522)
       Proceeds from Long-term Debt                          81,430       1,100      44,856
       Debt Issuance Costs                                   (9,531)         --          --

       Proceeds from Exercise of Options and Warrants            --          --         231
       Deferred Royalty                                       5,686          --          --
       Dividends on Preferred Stock                            (828)       (829)       (831)
       Minority Interests                                        --          --        (613)
       Advance from JV                                         (101)         --          --
                                                           --------    --------    --------
Net cash provided by (used in) Financing Activities          12,995      (1,234)     39,987
                                                           --------    --------    --------

NET INCREASE (DECREASE) IN CASH                              24,677       5,810      (9,855)
                                                           --------    --------    --------

CASH, RESTRICTED CASH and MARKETABLE SECURITIES -
    BEGINNING OF PERIOD                                      20,913      15,103      24,958
                                                           --------    --------    --------
CASH, RESTRICTED CASH AND MARKETABLE SECURITIES - END
   OF PERIOD                                               $ 45,591    $ 20,913    $ 15,103
                                                           ========    ========    ========

       Supplemental Disclosure of Cash Flow Information:                                  $
          Cash paid for Interest                           $  7,445    $  4,685       5,350
                                                           --------    --------    --------
       Supplemental Schedule of Non-cash Financing
          Activities:
          Gain on Acquisition of Debt                         2,728          --          --
                                                           --------    --------    --------
       Contingent Notes Receivable                            2,502          --          --
                                                           --------    --------    --------

       Note Receivable from Sale of Partnership Interest     14,000          --          --
                                                           --------    --------    --------
       State Taxes Paid                                         240          --          --
                                                           --------    --------    --------

       Conversion of Receivable to Investment by SEFL            --          --       5,085
                                                           --------    --------    --------
       Return of Treasury Stock                                  --         399       1,310
                                                           --------    --------    --------

       Issuance of Common Stock for investment interest
          in SEFL                                                --          --         675
                                                           --------    --------    --------
       Notes Receivable - SEFL                                   --      52,726          --
                                                           --------    --------    --------
       Long-Term Debt - SEFL                               $     --    $ 45,398    $     --

                 See notes to consolidated financial statements
             which are an integral part of the financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 2004
                                 (in thousands)

                                 ----------------    ----------------   -----------------
                                 Preferred Stock      Preferred Stock    Preferred Stock
                                    Series B             Series C           Series D
                                 ----------------    ----------------   -----------------
                                 No. of              No. of              No. of
                                 Shares   Amount     Shares    Amount     Shares   Amount
                                 ------   ------     -------   ------   --------   ------
Balance - Dec. 31, 2003 as
   previously reported              368      --      100,000   $    1   1,138,88   $   11
Adjustments                          --      --           --       --         --       --
Balance - Dec. 31, 2003 as
   adjusted                         368      --      100,000        1   1,138,88       11
Issuance of Common Stock             --      --           --       --         --       --
Othe Comprehensive
   Income/(Loss)                     --      --           --       --         --       --
Treasury Stock                       --      --           --       --         --       --
Net Income for the year
   ended December 31, 2004           --      --           --       --         --       --
Dividends on Preferred Stock:        --      --           --       --         --       --
Series B                             --      --           --       --         --       --
Series C                             --      --           --       --         --       --
Series D                             --      --           --       --         --       --
                                 ------   ------     -------   ------   --------   ------
Balance -
   December 31, 2004                368      --      100,000   $    1   1,138,88   $   11
                                 ======   ======     =======   ======   ========   ======



                                 ---------------------------------------------  ----------------------------------------------------
                                                 Treasury Stock                                       Common Stock
                                 ---------------------------------------------  ----------------------------------------------------
                                                                                              Foreign
                                                                                Additional    Currency
                                 No. of                     No. of               Paid in     Translation   Accumulated
                                 Shares       Amount        Shares     Amount    Capital      Adjustment      Deficit        Total
                                --------    ----------    ----------   ------   ----------    ----------   ------------  ----------
Balance - Dec. 31, 2003 as
   previously reported          (445,930)   $   (2,204)   12,333,974   $  123   $   64,891    $      422   $  (24,159)   $   39,085
Adjustments                           --            --            --       --           --            --           --            --
Balance - Dec. 31, 2003 as
   adjusted                     (445,930)       (2,204)   12,333,974      123       64,891           422      (24,159)       39,085
Issuance of Common Stock              --            --            --       --           --            --           --            --
Othe Comprehensive
   Income/(Loss)                      --            --            --       --           --         1,588           --         1,588
Treasury Stock                        --            --            --       --           --            --           --            --
Net Income for the year
   ended December 31, 2004            --            --            --       --           --            --       (1,646)       (1,646)
Dividends on Preferred Stock:         --            --            --       --           --            --           --            --
Series B                              --            --            --       --          (33)           --           --           (33)
Series C                              --            --            --       --         (180)           --           --          (180)
Series D                              --            --            --       --         (615)           --           --          (615)
                                --------    ----------    ----------   ------   ----------    ----------   ----------    ----------
Balance -
   December 31, 2004            (445,930)   $   (2,204)   12,333,974   $  123   $   64,063    $    2,010   $  (25,805)   $   38,199
                                ========    ==========    ==========   ======   ==========    ==========   ==========    ==========

                 See notes to consolidated financial statements
             which are an integral part of the financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 2003
                                 (In thousands)

                                 ---------------     ----------------   ------------------
                                 Preferred Stock      Preferred Stock     Preferred Stock
                                    Series B             Series C            Series D
                                 ---------------     ----------------   ------------------
                                 No. of              No. of              No. of
                                 Shares   Amount     Shares    Amount    Shares     Amount
                                 ------   ------     -------   ------   ---------   ------
Balance - Dec.31, 2002 as
   previously reported              368      --      100,000   $    1   1,138,888   $   11
Adjustments                          --      --           --       --          --       --
Balance - Dec.31, 2002 as
   adjusted                         368      --      100,000        1   1,138,888       11
Shares Issued for Exercised
   Options and Warrants              --                   --       --          --       --
Issuance of Common Stock             --                            --          --       --

Treasury Stock                       --      --           --       --          --       --
Other Comprehensive
   Income/(Loss)                     --      --           --       --          --       --
Net Loss for the year ended
   December 31, 2003                 --      --           --       --          --       --
Dividends on Preferred Stock:

Series B                             --      --           --       --          --       --

Series C                             --      --           --       --          --       --

Series D                             --      --           --       --          --       --

                                 ------   ------     -------   ------   ---------   ------
Balance -
   December 31, 2003                368      --      100,000   $    1   1,138,888   $   11
                                 ======   ======     =======   ======   =========   ======


                                ----------------------------------------------    -------------------------------------------------
                                                  Treasury Stock                                       Common Stock
                                ----------------------------------------------    -------------------------------------------------
                                                                                                Foreign
                                                                                   Additional   Currency
                                 No. of                   No. of                    Paid in    Translation  Accumulated
                                 Shares     Amount        Shares       Amount       Capital     Adjustment    Deficit       Total
                                -------    --------    ----------   ----------    ----------   -----------  ------------  ---------
Balance - Dec.31, 2002 as
   previously reported         (383,450)   $ (1,805)   12,333,613   $      123    $   65,720   $     701    $  (23,154)   $  41,597
Adjustments                          --          --            --           --            --          --        (2,843)      (2,843)
Balance - Dec.31, 2002 as
   adjusted                    (383,450)     (1,805)   12,333,613          123        65,720         701       (25,997)      38,754
Shares Issued for Exercised
   Options and Warrants              --          --            --           --            --          --            --           --
Issuance of Common Stock             --          --           361           --            --          --            --           --

Treasury Stock                   62,480        (399)           --           --            --          --            --         (399)
Other Comprehensive
   Income/(Loss)                     --          --            --           --            --        (279)           --         (279)
Net Loss for the year ended
   December 31, 2003                 --          --            --           --            --          --    $    1,838        1,838
Dividends on Preferred Stock:

Series B                             --          --            --           --           (34)         --            --          (34)

Series C                             --          --            --           --          (180)         --            --         (180)

Series D                             --          --            --           --          (615)         --            --         (615)

                               --------    --------    ----------   ----------    ----------   ---------    ----------    ---------
Balance -
   December 31, 2003           (445,930)   $ (2,204)   12,333,974   $      123    $   64,891   $     422    $  (24,159)   $  39,085
                               ========    ========    ==========   ==========    ==========   =========    ==========    =========

                 See notes to consolidated financial statements
             which are an integral part of the financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 2002
                                 (In thousands)

                                 ---------------     ----------------   ------------------
                                 Preferred Stock      Preferred Stock     Preferred Stock
                                    Series B             Series C            Series D
                                 ---------------     ----------------   ------------------
                                 No. of              No. of              No. of
                                 Shares   Amount     Shares    Amount    Shares     Amount
                                 ------   ------     -------   ------   ---------   ------
Balance - Dec.31,
   2001 as previously
   reported                         368       --     100,000   $   --   1,138,888   $   11
Adjustments                          --       --          --       --          --       --
Balance - Dec.31,
   2001 as adjusted                 368       --     100,000       --   1,138,888       11
Shares Issued for
   Exercised Options
   and Warrants                      --       --          --       --          --       --
Issuance of Common
   Stock                             --       --          --       --          --       --
Treasury Stock                       --       --          --       --          --       --
Other Comprehensive
   Income/(Loss)                     --       --          --       --          --       --
Net Loss for the year
   ended December 31,
                 2002                --       --          --       --          --       --
Dividends on
   Preferred Stock:
Series B                             --       --          --       --          --       --
Series C                             --       --          --       --          --       --
Series D                             --       --          --       --          --       --
                                 ------   ------     -------   ------   ---------   ------
Balance-
   December 31, 2002                368       --     100,000   $   --   1,138,888   $   11
                                 ======   ======     =======   ======   =========   ======


                               -----------------------------------------------    -------------------------------------------------
                                                 Treasury Stock                                       Common Stock
                               -----------------------------------------------    -------------------------------------------------
                                                                                                Foreign
                                                                                  Additional   Currency
                                No. of                    No. of                    Paid in    Translation  Accumulated
                                Shares      Amount        Shares       Amount       Capital    Adjustment      Deficit      Total
                               --------    --------    ----------   ----------    ----------   -----------  ------------  ---------

Balance - Dec.31,
   2001 as previously
   reported                    (114,700)   $   (495)   12,065,000   $      121    $   65,647   $       406  $     (7,733) $  57,958
Adjustments                          --          --            --           --            --            --        (2,116)    (2,116)
Balance - Dec.31,
   2001 as adjusted            (114,700)       (495)   12,065,000          121        65,647           406        (9,849)    55,842
Shares Issued for
   Exercised Options
   and Warrants                      --          --       120,637            1           230            --            --        231
Issuance of Common
   Stock                             --          --       147,976            1           674            --            --        675
Treasury Stock                 (268,750)     (1,310)           --           --            --            --            --     (1,310)
Other Comprehensive
   Income/(Loss)                     --          --            --           --            --           295            --        295
Net Loss for the year
   ended December 31,
                 2002                --          --            --           --            --            --       (16,148)   (16,148)
Dividends on
   Preferred Stock:
Series B                             --          --            --           --           (36)           --            --        (36)
Series C                             --          --            --           --          (180)           --            --       (180)
Series D                             --          --            --           --          (615)           --            --       (615)

                               --------    --------    ----------   ----------    ----------   -----------  ------------  ---------
Balance-
   December 31, 2002           (383,450)   $ (1,805)   12,333,613    $     123    $   65,720   $       701  $    (25,997) $  38,754
                               ========    ========    ==========   ==========    ==========   ===========  ============  =========

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

      (2) Restatement. On May 16, 2005 the Company filed a current report on Form 8-K announcing that an error had been identified relating to accounting for a foreign currency loan and related hedge arrangement entered into in April 2004 in connection with the CDN $107 million debt arrangement between a majority owned subsidiary, US Energy Biogas Corp ("USEB") and the Countryside Power Income Fund and its subsidiaries (the "Countryside Debt").


The accounting issue relates to the Application of Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, as amended ("SFAS No. 52") and Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS No. 133").

The Company has restated its financial statements for the year ended December 31, 2004 to reflect the impact of the changes in the current exchange rate for the debt service payments beyond the expiration of the hedge arrangement in April 2007, to reflect the outstanding principal amount of the Countryside Debt using the current exchange rate if effect at the end of the reporting period and to record changes in the fair value of the hedge arrangement.

The following table isolates each of the restated amounts in the Company's Consolidated Balance Sheet as of December 31, 2004 and Statement of Operations and Other Comprehensive Income the the Year 2004

                                                      RESTATED     AS ORIGINALLY
                                                                      REPORTED
                                                      ---------       ---------
Consolidated Balance Sheet:
     Foreign Currency Hedge                           $   2,414       $   1,207
     Deferred Tax Asset                               $  14,605       $  12,409
     Total Assets                                     $ 175,932       $ 172,529
     Long-Term Debt                                   $  87,814       $  80,521
     Minority Interests                               $  10,733       $  12,662
     Accumulated Deficit                              $ (25,805)      $ (23,516)
     Other Comprehensive  Income                      $   2,010       $   1,682
     Total Stockholder's Equity                       $  38,199       $  40,160
     Total Liabilities and Stockholders Equity        $ 175,932       $ 172,529


Statement of Operations
     Foreign Currency Transaction Expense             $  (6,989)             --
     Minority Interest                                $   3,990       $   2,061
     Income Tax Benefit                               $  12,774       $  10,003
     Net (Loss) Income                                $  (1,646)      $     644
     Net Loss Applicable to Common Stock              $  (2,474)           (184)

     Loss Per Share of Common Stock                   $    (.21)      $    (.02)

      (3) Statement of Cash Flows and Equivalents. For purposes of reporting cash flows, cash and marketable securities include cash on hand and investments in equities and debt instruments with short term liquidity. All carrying amounts approximate fair value.

      (4) Property, Plant and Equipment. Property, plant and equipment is stated at cost and is depreciated using the straight-line method over their estimated useful lives ranging from three to 40 years with the power generation plants between 15 to 25 years.

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

      (7) Per Share Data. Income (Loss) per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the periods. In arriving at income available to common stockholders, preferred stock dividends have been deducted. Potential common shares have not been included due to their anti-dilutive effect for 2002 and 2004.

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

      (10) Impairment of Long-Lived Assets. We evaluate long-lived assets for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of the net present value, discounted at an amount approximating our cost of capital, of the future cash flows attributable to the assets, compared with the carrying value of the assets. If an impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value of the assets and recording a provision for an impairment loss if the carrying value is greater than the fair value. Until the assets are disposed of, their estimated fair value is reevaluated when circumstances or events change. There were no impairment of assets in the year 2003 or 2004.

      (11) Stock-Based Compensation. The Company accounts for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employee's and discloses the pro forma effects on net loss and loss per share had the fair value of options been expensed. Under the provisions of APB No. 25, compensation arising from the grant of stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock.

      (12) Concentration of credit risk. A significant portion of the Company's revenues are derived from investment grade utilities, and government and industrial customers. They have contracted with the Company to purchase energy over various terms. The concentration of credit with investment grade customers reduces the Company's overall credit exposure.

The Company maintains demand deposits in excess of $100 with individual banks. The Federal Deposit Insurance Corporation does not insure amounts in excess of $100.

      (13) Debt Issuance Costs. Debt issuance costs are amortized on a straight-line basis over the terms of the related financing. For 2004, 2003 and 2002, amortization expense was $670, $339 and $200, respectively. The unamortized balance on December 31, 2004 was $11,266. This will be amortized over the remaining term of the respective debt. The amortization expense will be approximately $795 per annum for the remaining term of the financing which matures in 2019.

      (14) Deferred Revenues. Deferred revenues primarily represent gains to be recognized from the sale of the Company's limited partnership interests in certain partnerships, further described. The majority of the proceeds from the sale are to be paid in installments, the amount of which will be determined by production and the value of benefits received by the purchasers; therefore, the gain will be recognized as payments are received. In June, 2004 Deferred Revenues were reduced by $2,502 to reflect revised estimates of the total amount to be realized under the contingent note receivable from AJG to their acquisition of various gasco interests. The decrease in deferred revenues was offset by a decrease in Installment Note Receivable and did not result in any charges against income.

      (15) Income Taxes. The Company uses the liability method of accounting for income taxes. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and the basis as reported in the consolidated financial statements. Differences in the timing of gain recognition and the utilization of tax net operating losses constitute the majority of the deferred tax asset. Income taxes have been accrued on the undistributed earnings of all subsidiaries.

      (16) Foreign Currency. The functional currency for all of our foreign operations is the local currency. For these foreign entities, we translate income statement amounts at average exchange rates for the period, and we translate assets and liabilities at the end-of-period exchange rates. We report exchange gains and losses on inter-company foreign currency transactions of a long-term nature in Accumulated Other Comprehensive Income.

      (17) Revenue Recognition. Revenues are recognized upon delivery of energy or service.

      (18) Expense Recognition. Expenses are recognized when the liability is incurred.

      (19) Capitalization Policy. The Company has major holdings in revenue producing property, plant and equipment, it is critical to adhere to maintenance and overhaul schedules to keep the equipment in good condition. For accounting purposes it is equally important to discern and account for these two activities properly. Unscheduled maintenance that does not extend the useful life of the asset or enhance production is recognized as operations and maintenance expense in the period incurred. Scheduled overhauls and major repairs that either extend the useful life or enhance production are normally capitalized and depreciated over the time until the next scheduled overhaul.

      (20) Investments in Derivatives. The Company holds derivative financial instruments for the sole purpose of hedging the risk of identifiable transactions. The types of risks hedged are those relating to changes in foreign currency exchange rates, the variablility of which impacts future earnings and cash flows. The Company documents its risk management strategy and hedge effectiveness at the inception of and during the term of the hedge. Changes in the fair market value of derivatives are recorded each period in other comprehensive income. For fair market value hedge transactions, changes in the fair market value of the derivative instrument are generally offset in the income statement by changes in the fair value of the item being hedged. For cash flow hedge transactions, changes in the fair value of the derivative instrument are reported in other comprehensive income.

      (21) Foreign Currency Translation. As required by SFAS No. 52 and SFAS No. 133, outstanding principal on debt payable in a foreign currency is adjusted to reflect the currency exchange rate as of the end of the financial reporting period. The gain or loss resulting from the adjustment of the outstanding principal from that recorded in the previous reporting period is recorded as Foreign Currency Transaction Income(Loss). (See NOTE N)

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

In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment," which eliminates the alternative to measure stock-based compensation awards using the intrinsic value approach permitted by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock-Based Compensation" and by SFAS No. 123 Accounting for Stock-Based Compensation. As discussed in Note A, the Company adopted the fair value method of accounting for stock-based compensation provisions of SFAS No. 123 and the retroactive transitional provisions of SFAS No. 148, "Accounting for Stock Based Compensation--Transition and Disclosure." As a result, the Company has been recording stock-based compensation expense for all employee stock awards that were granted or modified, and the adoption of SFAS No. 123R is not expected to have a material effect on the consolidated financial statements.


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

Restricted cash and marketable securities as of December 31, 2004 consisted of the following:


             Illinois Subsidy Liability Reserve Accounts   $23,438

             Improvement Reserve                             4,022
             Debt Service Reserve                            2,011
             Project Contract Reserve                          138
                                                           -------
                                                           $29,609
                                                           =======

Included in the Illinois Subsidy Liability Reserve Accounts is $21,438 that is managed by a professional investment manager under investment allocation parameters established by the Company. The amounts managed by the professional manager, as of December 31, 2004, included $13,352 invested in equity fund accounts, $6,945 invested in debt accounts, and $1,141 being held in cash or cash equivalent accounts. The cost basis of the investments, which have been invested since July 2004, is $20,182. See Note E below for additional information pertaining to the Illinois Accounts.

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

Following is a summary of significant dates pertaining to a project's participation in the Illinois Retail Rate Program.
                                                                  Estimated
                  Commencement of         Expiration of        Commencement
                    Commercial           Illinois Retail      of Repayment of
Project             Operations            Rate Program     Subsidy Liability(1)
--------------------------------------------------------------------------------
Countryside         April, 2001            April, 2011           May, 2011
Dolton               May, 1998              May, 2008           June, 2008
Dixon Lee           July, 1999             July, 2009          August, 2009
Morris            December, 2000         December, 2010        January, 2011
Roxana            November, 1999         November, 2009       December, 2009
Upper Rock          April, 2000            April, 2010           May, 2010
122nd Street        July, 1998             July, 2008          August, 2008
Brickyard         September, 1999        September, 2009       October, 2009
Streator           January, 2000          January, 2010       February, 2010
Willow Ranch       January, 1998          January, 2009       February, 2009

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

Notes receivable as of December 31, 2004 consisted of the following:


                  (Dollars in thousands)
 ---------------------------------------------------------
                                                              Interest    Current    Long-Term
                                                                 Rate     Portion     Portion
                                                              --------   ---------   ---------
 Contingent  Installment  Note Receivable for 1999 Sale of
    GASCO Interests Secured by the Interests                     9.47%   $     621   $   3,814

 Fixed  Installment Note Receivable for 2001 Sale of GASCO
    Interests Secured by the Interests                           6.00%         510         825

 Contingent  Installment  Note Receivable for 2001 Sale of
    GASCO Interests Secured by the Interests                     6.00%         510       4,586

 Contingent Notes Receivable for Sale of Barre, MA
    Project's Gas Collection System and Related Assets,
    Secured by the Interests                                    10.00%          10         532

 Installment   Note   Receivable  From  AJG  For  Illinois
    Electric Generation Partners II
    Secured by Ownership Interests                              15.00%         220      13,780

 Accrued Interest Receivable                                       --          623          --
                                                                         ---------   ---------
                                                                         $   2,494   $  23,537
                                                                         =========   =========

A comparable breakdown as at December 31, 2003 is as follows:

                  (Dollars in thousands)
 ---------------------------------------------------------
                                                              Interest    Current    Long-Term
                                                                 Rate     Portion     Portion
                                                              --------   ---------   ---------
Contingent  Installment  Note Receivable for 1999 Sale of
   GASCO Interests Secured by the Interests                      9.47%   $   1,090   $   6,220

Fixed  Installment Note Receivable for 2001 Sale of GASCO
   Interests Secured by the Interests                            6.00%         481       1,334

Contingent  Installment  Note Receivable for 2001 Sale of
   GASCO Interests Secured by the Interests                      6.00%         719       4,898

Contingent Notes Receivable for Sale of Barre, MA
   Project's Gas Collection System and Related Assets,
   Secured by the Interests                                     10.00%          10         535

Installment   Note   Receivable  From  AJG  For  Illinois
   Electric Generation Partners II
    Secured by Ownership Interests                              15.00%           0           0

Accrued Interest Receivable                                                    378          --
                                                                         ---------   ---------
                                                                         $   2,678   $  12,987
                                                                         =========   =========

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

Consolidated property, plant and equipment consist of the following at December 31, 2004 and 2003:

                                                          (Dollars in Thousands)
                                                             2004         2003
                                                           --------    --------
Land                                                       $     98    $     98
Generation and Transmission Equipment and Peripherals        65,780      64,048
Other Property and Equipment                                    557       1,333
                                                           --------    --------
                                                           $ 66,435    $ 65,479
Less Accumulated Depreciation                               (24,534)    (21,750)
                                                           --------    --------
                                                           $ 41,901    $ 43,729
                                                           ========    ========

The decrease in Other Property and Equipment to $557 as of December 31 ,2004 from $1,333 as of December 31, 2003 is the result of the write off of fully depreciated assets no longer in service.

NOTE I -- INVESTMENTS

Our total investments, including joint ventures, as of December 31, 2004 and 2003 are as follows:

                                             (Dollars in thousands)
                                   December 31, 2004          December 31, 2003
                                   -----------------          -----------------

SEFL                                  $        --                $     6,336

Plymouth Cogeneration                         345                        347

Various Holdings of USEB                      456                      1,568
                                   -----------------          -----------------
Total Investments                     $       801                $     8,251
                                   =================          =================

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

SEFL. The Company's net investment in SEFL was written off in 2004. See Note B for discussion of SEFL

NOTE J -- DEBT ISSUANCE COSTS

Debt Issuance costs consists of $11,859 of costs associated with the the Countryside Fund transaction less $593 of accumulated amortization. Costs included in the amount include legal and accounting expenses, underwriters fees and other costs incurred completing this transaction. These costs will be amortized over the 15 year term of the loan with annual amortization approximating $795.

NOTE K -- LONG-TERM DEBT

Long Term Debt - Countryside Fund

On April 8, 2004, the Countryside Fund, an unincorporated open-ended, limited purpose trust formed under the laws of the Province of Ontario, Canada acquired the outstanding balance of existing USEB loans from John Hancock Life Insurance Companies, ABB Energy Capital and AJG, a shareholder of the Company.

Immediately following the acquisition of the loans, the Countryside Fund and USEB amended the existing loan agreements to denominate the loans in Canadian currency, to provide an additional loan amount of $23,843 and to provide for a remaining term of 15 years with a balloon payment at the maturity date of $35,100. In connection with the amendment of the loans, USEB paid related costs of $16,994. The amendment established several reserve accounts including a $4,000 improvement reserve with funds to be utilized to expand USEB and a $2,000 debt service reserve. In addition, $8,200 of loan proceeds were deposited into the Illinois Accounts. Immediately upon completion of the transaction, the total amount owed to the Countryside Fund by USEB was CAD$107,000 which was equal to US$81,431 based upon the currency exchange rate of US$0.76 per Canadian dollar at the date of closing. The loan is secured by the USEB assets and bears interest at a rate of 11% per annum. As of December 31, 2004, the amount of the debt outstanding was $87,814.

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

Scheduled principal payments for the periods indicated on the Long Term Debt owed to the Countryside Fund, based on the Canadian dollar to one US dollar exchange rate at the end of the financial reporting period of $1.2047, are as follows:

                                 Year   Amount
                                 ----   ------
                                 2005   $1,517
                                 2006    1,693
                                 2007    1,889
                                 2008    2,107
                                 2009    2,351

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

A breakdown of the Company's debt as of December 31, 2004 and 2003 follows:

(Dollars in thousands)
Issuer/Lender                    December 31,  December 31,           Interest
                                    2004         2003       Maturity    Rate
                                   -------       -------    --------  --------
Debt
   Countryside Canada Power Inc.   $87,814       $     0      2019     11.00%

   John Hancock - Series A (1)           0        33,511      2014      9.47%

   John Hancock Series A(2)              0         2,774      2014      9.37%

   J. Hancock - Series B                 0         9,107      2014   Libor +2.39

   ABB Energy                            0         7,123      2011      9.70%

   AJG Financial Services                0         6,240        --     6.00%
                                   -------       -------
Total Debt:                        $87,814       $58,755
                                   =======       =======

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

NOTE N -- FOREIGN CURRENCY TRANSACTION

USEB's debt obligation to the Countryside Fund requires that debt service payments be made in Canadian dollars. USEB has entered into a cash flow foreign currency hedge agreement with financial institutions fixing the Canadian dollar to US dollar exchange rate at $1.331 Canadian dollar per US dollar. This hedge agreement, in an amount equal to the debt service payments expires on March 31, 2007. Subsequent to the expiration of the hedge agreement, USEB's debt service payments to the Countryside Fund are subject to fluctuations in the currency exchange rate.

As required by SFAS No. 52 and SFAS No. 133, USEB has adjusted the outstanding principal on the debt owed to the Countryside Fund to reflect the currency exchange rate as of the end of the financial reporting period. The gain or loss resulting from the adjustment of the outstanding principal from that recorded in the previous reporting periods is recorded as Foreign Currency Transaction Expense.

Following is a summary of the Foreign Currency Transaction account as of December 31, 2004(the exchange rates are Canadian dollars per US dollar and are stated whole dollars, all other amounts are in $000's):

       Currency Exchange Rate at Loan Origination, April 8, 2004   $1.3140
       Currency Exchange Rate at December 31, 2004                 $1.2047
       Cumulative Translation Adjustments Beginning
         Of Reporting Period                                       $     0
       Cumulative Translation Adjustments End
         Of Reporting Period                                       $ 6,989
       Aggregate Adjustment for the Current
         Reporting Period Income/ (Expense)                        $ 6,989
       Deferred Income Taxes Allocated
         To Adjustment in the Reporting Period                     $ 2,656


NOTE O -- INCOME TAXES

The provisions (benefits) for income taxes is as follows:

                             (Dollars in thousands)
--------------------------------------------------------------------------------
                                        2004            2003             2002
                                      -------          -------          -------
Current                               $   240          $    --          $    --
Deferred                               (4,024)            (356)          (7,297)
                                      -------          -------          -------
Total                                 $(3,784)         $  (356)         $(7,297)
                                      =======          =======          =======

The provision (benefit) for income taxes differs from the Federal statutory rate for the following reasons:

                             (Dollars in thousands)
--------------------------------------------------------------------------------
                                                    2004       2003       2002
                                                  -------    -------    -------
Provision (Benefit) at Statutory Rate             $  (184)   $  (906)   $(8,262)
   Non-deductible Expenses                             14        362         --
   Illinois Subsidy and Deferred Revenue             (993)        --         --
   Foreign Currency Transaction                    (2,656)        --         --
   Depreciation                                      (401)        --         --
   State Income Tax                                   240         --         --
    Other                                             196        188        965
                                                  -------    -------    -------
Actual Provision (Benefit) for Income Taxes       $(3,784)   $  (356)   $(7,297)
                                                  =======    =======    =======

Provisions have been made for deferred taxes based on differences between the financial statements and the tax basis of assets and liabilities using currently enacted rates and regulations. The components of the net deferred tax assets and liabilities are as follows:

                             (Dollars in thousands)
--------------------------------------------------------------------------------
                                                 2004        2003
                                               --------    --------
           Deferred Tax Assets:
                NOL and Credit Carry Forward   $ 20,439    $ 20,000
                Property, Plant & Equipment       3,516       3,115
                Deferred Revenue                  2,598       2,445
                Foreign Currency Transaction      2,656          --
           Deferred Tax Liabilities:
                Comprehensive Income             (1,231)         --
                Rate Income Differential         (6,442)     (7,282)
                Valuation Allowance              (6,931)     (6,466)
                                               --------    --------
           Totals                              $ 14,605    $ 11,812
                                               ========    ========

At December 31, 2004 the Company had an aggregate of approximately $42,000 of operating loss carry forward. These net operating loss carry forwards expire in varying amounts through the year 2023. It is anticipated that future operations will result in taxable income against which the Company can utilize the operating loss carry forwards.

NOTE P -- STOCKHOLDERS' EQUITY

As of December 31, 2004, we had warrants outstanding for the purchase of our common stock as follows:


                      Shares     Exercise Price   Expiration Date
                    ---------   ---------------   ---------------
                      366,666   $          6.00       May 1, 2006
                    1,500,000   $          4.00     July 30, 2005
                    ---------   ---------------   ---------------

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

Stock option activity is summarized as follows:

              Stock Option Activity -- Year Ended December 31, 2004
--------------------------------------------------------------------------------
                                  Year Ended             Year Ended             Year Ended
                              December 31, 2004       December 31, 2003      December 31, 2002
                              -----------------       -----------------      -----------------
                                         Weighted                Weighted              Weighted
                                         Average                 Average                Average      Range of
                                         Exercise                Exercise              Exercise      Exercise
                              Shares      Price       Shares      Price     Shares       Price         Price
                            ---------    -------    ---------    -------   ---------   --------    -------------
Options Outstanding at
  Beginning of Year         6,118,925    $  3.84    6,764,425    $  3.84   6,965,425   $   3.90    $0.65 - $2.50
Granted                       120,000       1.23           --                200,000       4.00    $2.875- $3.00
Cancelled                    (100,000)      3.64     (645,500)      3.33    (280,000)      5.67    $3.00 - $3.875
Exercised                          --                      --         --    (121,000)      2.46    $4.00 - $5.15
                            ---------    -------    ---------    -------   ---------   --------
Options Outstanding
  at End of Year            6,138,925       4.00    6,118,925       3.89   6,764,425       3.84    $6.00 - $7.00
                            ---------    -------    ---------    -------   ---------   --------    -------------
Options Exercisable
  at End of Year            6,138,925    $  4.00    6,118,925    $  3.89   6,764,425   $   3.84
                            =========    =======    =========    =======   =========   ========


              Stock Option Activity -- Year Ended December 31, 2004
--------------------------------------------------------------------------------
                            Options Outstanding              Options Exercisable
                            -------------------              -------------------
                                       Weighted   Average               Weighted
                                       Average    Remaining              Average
                                       Exercise   Life in               Exercise
                           Shares       Price      Years     Shares       Price
                           ---------   --------   ------    ---------   --------
Options Outstanding at
  Beginning of Year          521,000   $   2.14     4.9       521,000   $  2.141
Granted                    1,339,925       2.95     5.1     1,339,925      2.95
Cancelled                    790,000       3.03     5.8       790,000      3.03
Exercised                  2,768,000       4.21     5.6     2,768,000      4.21
                           ---------                        ---------
Options Outstanding
  at End of Year             720,000       6.08     6.0       720,000      6.08
Options Exercisable
  at End of Year           6,138,925   $   3.83     5.5     6,138,925   $  3.83
                           ---------                        ---------

The weighted average fair value of options at date of grant for grants during the year ended December 31, 2004 was $0.21. The fair value of the options at date of grant was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

                                          For the year ended  For the year ended
                                           December 31, 2004   December 31, 2002
                                           -----------------   -----------------
     Risk-free Interest Rates                     4.20%              3.91%
     Expected Option Life in Years               10.00              10.00
     Expected Stock Price Volatility              0.26               0.76
     Expected Dividend Yield                      0.00%              0.00%

Had the Company elected to recognize compensation cost based on the fair value of the options at the date of grant as prescribed by SFAS 123, pro forma net profit or (loss) applicable to common stock during the years 2004 and 2002 would have been net losses of $(2,503) and $(17,094), respectively.

         NOTE Q -- COMMITMENTS AND CONTINGENCIES

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

                                Year    Commitments
                                -----   -----------
                                 2005     $   579

                                 2006         512

                                 2007         494

                                 2008         337

                                 2009          79
                                -----   -----------
                                Total:    $ 2,001
                                =====   ===========

Lease expenses for the Company for 2004, 2003 and 1002 were $253, $296 and $318 respectively.

NOTE R -- RETIREMENT AND PROFIT SHARING PLAN

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

NOTE S -- RELATED PARTY TRANSACTIONS

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


NOTE T -- BUSINESS OPERATIONS

As of December 31, 2004, the Company had no foreign operations. Certain key financial data related to operations are reflected below:

                   U.S. Energy Systems, Inc. and Subsidiaries
                             Revenues and Net Income
                      For the Year Ended December 31, 2004
                             (Dollars in thousands)

                                    Geothermal
Source of Revenue           Corp        LLC       USEB     USE Canada    Total
                          --------   --------   --------    --------   --------
Energy                    $     --   $     --   $ 18,434    $     --   $ 18,434
Management Fees                207         --      1,467          --      1,674
Other                           --         --         --          --         --
                          --------   --------   --------    --------   --------
Total Revenue             $    207   $     --   $ 19,901    $     --   $ 20,108
                          ========   ========   ========    ========   ========
Net Income                $    125   $      0   $ (2,266)   $    495   $ (1,646)
                          ========   ========   ========    ========   ========


                   U.S. Energy Systems, Inc. and Subsidiaries
                             Revenues and Net Income
                      For the Year Ended December 31, 2003
                             (Dollars in thousands)

                                    Geothermal
Source of Revenue           Corp        LLC       USEB     USE Canada    Total
                          --------   --------   --------    --------   --------
Energy                    $     --   $     --    $ 22,764    $     --   $ 22,764
Management Fees                550         --       1,662          --      2,212
Royalties                       23         --          --          --         23
                          --------   --------    --------    --------   --------
Total Revenue             $    573   $     --    $ 24,426    $     --   $ 24,999
                          ========   ========    ========    ========   ========
Net Income                $  1,379   $     (8)   $   (729)   $  1,196   $  1,838
                          ========   ========    ========    ========   ========


                   U.S. Energy Systems, Inc. and Subsidiaries
                             Revenues and Net Income
                      For the Year Ended December 31, 2002
                             (Dollars in thousands)

                                  Geothermal      US                              USE
Source of Revenue        Corp        LLC        Enviro      SEFL       USEB      Canada     Total
                       --------    --------    --------   --------  ---------   --------  ---------

Energy                 $      --   $     --    $     --   $     --  $  20,048   $    --   $ 20,048
Management Fees              449         --          --         --      1,576        --      2,025
Interest                      --         --          --      3,453        326        --      3,779
Royalties                    249         --          --         --         --        --        249
Other                         --         --       2,519         --         --        --      2,519
                       --------    --------    --------   --------  ---------   --------  --------
Total Revenues         $     698   $     --    $  2,519   $  3,453  $  21,950        --   $ 28,620
                       =========   ========    ========   ========  =========   ========  ========
Net Income             $(10,291)   $ (5,401)   $     56   $    507  $  (2,228)  $  1,209  $(16,148)
                       ========    ========    ========   ========  =========   ========  ========

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

The following pro forma combined revenue and net income as of September 30, 2003 is provided as if the sale of U.S. Energy Geothermal, LLC had taken place effective January 1, 2003:


                                                                                         As of December
                                                           As of December   As of June      31, 2003
                                                              31, 2003       30, 2003       Adjusted
                                                              --------       --------       --------
                                                                           U.S. Energy
                                                                           Geothermal,
                                                            U.S. Energy        LLC        U.S. Energy
                                                              --------       --------       --------
Revenues                                                      $ 24,999       $    993       $ 24,006
                                                              ========       ========       ========

Net Income (Loss)                                             $  1,838       $     (8)      $  1,830
                                                              --------       --------       --------

Earnings per Share:

     Income (Loss) per Share Common - Basic                        .08             --            .08
                                                              ========       ========       ========
     Income (Loss) per Share Common - Diluted                      .11             --            .11
                                                              ========       ========       ========

Weighted Average Number of Shares Outstanding - Basic           11,935         11,950         11,935

Weighted Average Number of Shares Outstanding - Diluted         17,087         17,115         17,087

NOTE U -- MAJOR CUSTOMERS

During 2004 and 2003, one customer accounted for 42% and 34% of our revenues (excluding revenues from discontinued operatons), respectively.

NOTE V -- DISCONTINUED OPERATIONS

USE Canada

The sale of USE Canada to the Countryside Fund was completed in April 2004 and USE Canada was accounted for as a discontinued operation as of December 31, 2003. Assets and liabilities of USE Canada to be disposed of comprise the following as of December 31, 2003 and 2002:

                                                              2003        2002
                                                             -------     -------
Assets:
Cash                                                         $   676     $ 1,049
Accounts Receivable                                            1,813       1,796
Other Current Assets                                             833         842
Property Plant and Equipment                                  22,948      17,979
Deferred Tax Asset                                             1,678       1,310
Other Assets                                                     232         160
                                                             -------     -------
Total Assets                                                 $28,180     $23,136
                                                             =======     =======

Liabilities:
Current Portion of Long Term Debt                            $ 2,013     $   733
Accounts Payable and Other                                     2,316       3,841
Long Term Debt less current portion                           17,416      13,662
                                                             -------     -------
Total Liabilities                                            $21,745     $18,236
                                                             =======     =======
These assets and liabilities are reflected on the Balance Sheet under the caption "Assets to be disposed of" and "Liabilities to be disposed of".

Total revenues for USE Canada for 2003 and 2002, were $12,689 and $10,021, respectively. USE Canada was purchased by the Company on June 11, 2001.

The Company sold Geothermal on June 30, 2003. These assets and liabilities are reflected on the Balance Sheet under the caption "Assets to be disposed of" and "Liabilities to be disposed of".

                                                          2003           2002
                                                     ------------   ------------
Assets:
Cash                                                 $         --   $         63
Accounts Receivable                                            --            263
Other Current Assets                                           --             21
Property Plant and Equipment                                   --          1,154
Deferred Tax Asset                                             --             --
Other Assets                                                   --             --

Total Assets                                         $         --   $      1,501
                                                     ------------   ------------
Liabilities:
Current Portion of Long Term Debt                              --             --
Accounts Payable and Other                                     --            981
Long Term Debt less current portion                            --             --
Total Liabilities                                    $         --   $        981
                                                     ------------   ------------


Total revenues for the year 2003 and 2002 were $996 and $1,300, respectively.

NOTE W - ACCOUNTING CHANGES

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

Following is a summary of the prior period adjustments made to the audited financial statements:

Balance Sheet:
--------------------------------------------------------------------------------
                              Deferred Tax                Minority     Retained
                                 Asset         Goodwill    Interest    Earnings
                                 -----         --------    --------    --------
Year 2002                        (4,809)        (430)      (2,396)      (2,843)
Year 2003                        (7,283)        (430)      (3,528)      (4,185)

Statements of Operation:
--------------------------------------------------------------------------------
                                             Minority   Income Tax
                                Revenues     Interest    Expense     Net Income
                                -------      -------     -------      -------
Year 2002                       $    --          613      (1,340)     $  (727)
Year 2003                            --        1,132      (2,474)      (1,342)
                                -------      -------     -------      -------
Total                           $ (4015)     $ 3,528     $(3,698)     $(4,185)
                                =======      =======     =======      =======


NOTE X - UNREALIZED GAINS

The unrealized gain for 2004 is comprised of $1,246 of mark to market gains in open trading positions from the investment of the Illinois Accounts and $1,316 in gains associated with foreign currancy exchange rates less taxes of $974.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            U.S. ENERGY SYSTEMS, INC.



By:        /s/ LAWRENCE I. SCHNEIDER                               May 23, 2005
-----------------------------------------------------
               Lawrence I. Schneider,
        Chairman of the Board of Directors,
              Chief Executive Officer


By:         /s/ RICHARD J. AUGUSTINE                               May 23, 2005
-----------------------------------------------------
                Richard J. Augustine
              Chief Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                  /s/ STEPHEN BROWN                                May 23, 2005
-----------------------------------------------------
                   Stephen Brown,
                      Director

                   /s/ EVAN EVANS                                  May 23, 2005
-----------------------------------------------------
                     Evan Evans,
                      Director

                   /s/ CARL GREENE                                 May 23, 2005
-----------------------------------------------------
                    Carl Greene,
                      Director

               s/ M. STEPHEN HARKNESS                              May 23, 2005
-----------------------------------------------------
                M. Stephen Harkness,
                      Director

                 s/ JACOB FEINSTEIN                                May 23, 2005
-----------------------------------------------------
                  Jacob Feinstein,
                      Director

                  /s/ RONNY STRAUSS                                May 23, 2005
-----------------------------------------------------
                   Ronny Strauss,
                      Director

              /s/ LAWRENCE I. SCHNEIDER                            May 23, 2005
-----------------------------------------------------
               Lawrence I. Schneider,
         Chairman of the Board of Directors,
             Chief Executive Officer

By:         /s/ RICHARD J. AUGUSTINE                               May 23, 2005
-----------------------------------------------------
                Richard J. Augustine
              Chief Accounting Officer