Form 10-Q/A
period 2004-06-30
U S ENERGY SYSTEMS INC
filed 2005-06-10
CIK 351917

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q/A
(Mark One)

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

Overview

We are filing this amendment to our Form 10-Q for the quarterly period ended June 30, 2004, to amend and restate financial statements and other financial information for the period with respect to the accounting for certain foreign currency hedge transactions.

On May 16, 2005, we filed an 8-K disclosing that we and Kostin Ruffkess & Company, LLC, our auditors with respect to the Applicable Reports (as defined), concluded that the Accounting Principles (as defined) were applied incorrectly with respect to our foreign currency loan and related hedge arrangement entered into in April 2004 in connection with the Cdn$107 million debt arrangement between our majority owned subsidiary, US Energy Biogas Corp. ("Biogas") and the Countryside Power Income Fund (CPIF) and its subsidiaries (the "Countryside Debt"). The term "Accounting Principles" refers to Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, as amended (SFAS No.
52) and Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS No. 133).

We are hereby amending our (i) Quarterly Reports on Form 10-Q for the period ended June 30, 2004 and (ii) will be amending our Quarterly Reports on Form 10-Q for the period ended September 30, 2004 (collectively, the "Applicable Reports") to amend and restate financial statements and other financial information with respect to these reports to reflect the impact of the changes in the exchange rate beyond the expiration of the hedge arrangement in March 2007, to reflect the outstanding principal amount of the Countryside Debt on a quarterly basis using the currency exchange rate in effect at the end of the applicable period and to record changes in the fair value of the hedge arrangement.

The following table isolates each of the restated amounts in the Company's Consolidated Balance Sheet as of June 30, 2004 and Statement of Operations and Other Comprehensive Income the three and six month period ended June 30, 2004

                                                  RESTATED       AS ORIGINALLY
                                                                    REPORTED
                                                                 June 30, 2004
Consolidated Balance Sheet:
     Foreign Currency Hedge                     $        (207)              --
     Deferred Tax Asset                         $      12,015    $      12,372
     Total Assets                               $     176,020    $     176,584
     Long-Term Debt                             $      79,946    $      81,154
     Minority Interests                         $      11,402    $      11,087
     Accumulated Deficit                        $     (22,280)   $     (22,654)
     Other Comprehensive Income (Loss)          $         (45)              --
     Total Stockholder's Equity                 $      40,083    $      39,754
     Total Liabilities and Stockholders         $     176,020    $     176,584
       Equity

                                                THREE MONTHS ENDED             SIX MONTHS ENDED

                                            RESTATED     AS ORIGINALLY     RESTATED      AS ORIGINALLY
                                                            REPORTED                        REPORTED
                                         June 30, 2004   June 30, 2003   June 30, 2004   June 30, 2003
                                         -------------   -------------   -------------   -------------
Statement of Operations
     Foreign Currency Transaction            $1,148             --           $1,148             --
        Income
     Minority Interest                        3,841          4,156            3,836          4,151
     Income Tax Benefit                       5,674          6,133            9,240          9,688
     Net Income                               5,853          5,479            1,879          1,505
     Net income Applicable to Common         $5,646          5,272            1,465          1,091
        Stock

     Income Per Share of Common Stock        $  .47         $  .44           $  .12         $  .09

We advise all readers of this report to review the reports filed by the Company with the SEC subsequent to the periods reflected in this report for information regarding developments subsequent to the periods reflected herein.

                                U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                                                 CONTENTS

PART I: Financial Information
                                                                                                      PAGE
Item 1:  Financial Statements Overview...................................................................2

Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003....................................4

Consolidated Statements of Operations for the three months and six months ended June 30, 2004 and 2003.................................................................................................5

Consolidated Statements of Changes in Stockholders' Equity for the six months ended June 30, 2004 and for the year 2003.................................................................................6, 7

Consolidated Statements of Cash Flow for the six months ended June 30, 2004 and 2003.....................8

Notes to Consolidated Financial Statements...............................................................9

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations..........15

Item 3:  Quantitative and Qualitative Disclosures About Market Risk.....................................18

PART II. Other Information

Item 6:  Exhibits and Reports on Form 8-K...............................................................18

Signatures..............................................................................................26

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in Thousands)

ASSETS                                                                 June 30, 2004      December 31, 2003
                                                                        (/Restated)           (Audited)
                                                                      ---------------      ---------------
Current Assets:
     Cash ........................................................... $        21,009      $         3,210
     Restricted Cash and Marketable Securities ......................          25,754               17,703
     Accounts Receivable (less allowance for doubtful accounts of
       $1,313 in 2004 and 2003) .....................................           5,889                9,105
     Notes Receivable ...............................................           2,434                2,678
     Other Current Assets ...........................................           2,426                3,664
                                                                      ---------------      ---------------
         Total Current Assets .......................................          57,512               36,360

Property, Plant and Equipment (less accumulated
  depreciation of $23,259 and $21,750) ..............................          42,175               43,729
Construction in Progress ............................................              --                  595
Notes Receivable, less Current Portion ..............................          24,448               14,234
Investments .........................................................           1,755                8,251
Debt Issuance Costs Net of Accumulated Amortization .................          11,704                2,405
Foreign Currency Hedge ..............................................            (207)                  --
Deferred Tax Asset ..................................................          12,015               11,812
Other Assets ........................................................              --                  257
Assets to be Disposed of ............................................              --               28,180
Goodwill ............................................................          26,618               26,218
                                                                      ---------------      ---------------
         Total Assets ............................................... $       176,020      $       172,041
                                                                      ===============      ===============

LIABILITIES
Current Liabilities:
     Current Portion Long-term Debt ................................. $         1,300      $         4,928
     Notes Payable - Stockholder ....................................           1,053                  688
     Accounts Payable and Accrued Expenses ..........................           5,889                5,887
     Deferred Revenue Installment Sale Partnership
       Interest, Current Portion ....................................             345                1,007
                                                                      ---------------      ---------------
         Total Current Liabilities ..................................           8,587               12,510

Long-Term Debt less Current Portion .................................          78,646               53,827
Notes Payable - Stockholder .........................................           4,676               10,641
Deferred Revenue Installment Sale Partnership Interest,
  less Current Portion ..............................................           2,915                5,105
Deferred Royalty Liability ..........................................           5,844                   --

Rate Incentive Liability ............................................          23,765               20,652
Advances from Joint Ventures ........................................             102                  102
Liabilities to be Disposed  of ......................................              --               21,745
                                                                      ---------------      ---------------
         Total Liabilities ..........................................         124,535              124,582
                                                                      ---------------      ---------------

Minority Interests ..................................................          11,402                8,374
                                                                      ---------------      ---------------

STOCKHOLDERS' EQUITY
Preferred Stock, $.01 par Value, Authorized
  10,000,000 Shares:
     Series B, Cumulative, Convertible, Issued
       and Outstanding 368 Shares ...................................              --                   --
     Series C Cumulative, Convertible, Issued
       and Outstanding 100,000 Shares ...............................               1                    1
     Series D, Cumulative, Convertible, Issued
       and Outstanding 1,138,888 Shares .............................              11                   11

Common Stock, $.01 par Value, Authorized
  50,000,000 Shares, issued 12,333,974 ..............................             123                  123
Treasury Stock, 443,263 Shares of Common Stock and
  2667 shares of preferred stock, at cost ...........................          (2,204)              (2,204)
Additional Paid-in Capital ..........................................          64,477               64,891
Accumulated Deficit .................................................         (22,280)             (24,159)
Other Comprehensive Income ..........................................             (45)                 422
                                                                      ---------------      ---------------
     Total Stockholders' Equity .....................................          40,083               39,085
                                                                      ---------------      ---------------
     Total Liabilities and Stockholders' Equity ..................... $       176,020      $       172,041
                                                                      ===============      ===============

                 See notes to consolidated financial statements
             which are an integral part of the financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in Thousands Except Share Data)

                                                                     THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                ----------------------------    ----------------------------
                                                                June 30, 2004   June 30, 2003   June 30, 2004   June 30, 2003
Revenues ...................................................... $      4,479    $      7,230    $      9,596    $     14,409
                                                                ------------    ------------    ------------    ------------

Costs and expenses:
    Operating Expenses ........................................        2,714           4,098           4,931           7,033
    General and Administrative Expenses .......................          960             979           1,682           2,239
    Depreciation and Amortization .............................        1,088             845           2,066           1,780
    Reserve for SEFL Investment ...............................          476              --           8,176              --
                                                                ------------    ------------    ------------    ------------
         Total Costs and Expenses .............................        5,238           5,922          16,855          11,052
                                                                ------------    ------------    ------------    ------------

(Loss)/Income From Operations .................................         (759)          1,308          (7,259)          3,357
Interest Income ...............................................          780             278           1,128             606
Dividend Income ...............................................           --              --              15              20
Foreign Currency Transaction Income ...........................        1,148              --           1,148              --
Interest Expense ..............................................       (2,588)         (1,818)         (4,436)         (3,741)
Transaction Cost Expenses .....................................      (12,230)             --         (12,230)             --
Minority Interest .............................................        3,841            (103)          3,834            (358)
                                                                ------------    ------------    ------------    ------------

Loss  Before Taxes ............................................       (9,808)           (335)        (17,800)           (116)
Income Tax Benefit ............................................        5,674             217           9,240             226
                                                                ------------    ------------    ------------    ------------
Income (loss) Before Discontinued Operations and Gain on ......       (4,134)           (118)         (8,560)            110
Sale of Subsidiaries                                                                                                       .

Income From Discontinued Operations (Net of Tax) ..............           43             232             495             740
Gain on Sale of Subsidiaries and Partnership Interest (Net
of Income Tax -2004 $8,875 and 2003-$887) .....................        9,944            1419           9,944           1,419
                                                                ------------    ------------    ------------    ------------

NET INCOME ....................................................        5,853           1,533           1,879           2,269

DIVIDENDS ON PREFERRED STOCK ..................................         (207)           (210)           (414)           (419)
                                                                ------------    ------------    ------------    ------------

NET INCOME APPLICABLE TO COMMON STOCK ......................... $      5,646    $      1,323    $      1,465    $      1,850
                                                                ============    ============    ============    ============

INCOME PER SHARE OF COMMON STOCK:
    Income  Per Share of Common Stock - Basic ................. $       0.47    $       0.11    $       0.09    $       0.15
                                                                ============    ============    ============    ============
    Income  Per Share of Common Stock - Diluted ............... $       0.33    $       0.09    $       0.09    $       0.13
                                                                ============    ============    ============    ============

Weighted Average Number of Common
  Shares Outstanding - Basic ..................................       11,890          11,950          11,890          11,950
Weighted Average Number of Common
  Shares Outstanding -Diluted .................................       17,053          17,115          17,053          17,115
                                                                ============    ============    ============    ============

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Net Income .................................................... $      5,853    $      1,533    $      1,879    $      2,269
Gain (Loss) on  Foreign Currency  Translation .................         (467)          2,295            (467)          2,210
                                                                ------------    ------------    ------------    ------------
Total Comprehensive Income .................................... $      5,386    $      3,828    $      1,412    $      4,479
                                                                ============    ============    ============    ============

                 See notes to consolidated financial statements
             which are an integral part of the financial statements

                    U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 2003
                                 (in Thousands)

-----------------------------------------------------------------------------------------------------------------------
                         Preferred Stock           Preferred Stock        Preferred Stock
                             Series B                 Series C                Series D             Treasury Stock
-----------------------------------------------------------------------------------------------------------------------


                         No. of                  No. of                  No. of                  No. of
                         Shares     Amount       Shares      Amount      Shares      Amount      Shares       Amount
-----------------------------------------------------------------------------------------------------------------------
Balance - Dec. 31,
2002 as Previously
Reported                   368        --         100,000   $       1   1,138,888   $      11    (383,450)   $  (1,805)
-----------------------------------------------------------------------------------------------------------------------
Adjustments                 --        --              --          --          --          --          --           --
-----------------------------------------------------------------------------------------------------------------------
Balance - Dec. 31,
2002 as Adjusted           368                   100,000           1   1,138,888          11    (383,450)      (1,805)
-----------------------------------------------------------------------------------------------------------------------
Issuance of Common
Stock
-----------------------------------------------------------------------------------------------------------------------
Foreign Currency
Translation Adjustment
-----------------------------------------------------------------------------------------------------------------------
Treasury Stock                                                                                   (62,480)        (399)
-----------------------------------------------------------------------------------------------------------------------
Net Income for the
Year Ended December
31, 2003
-----------------------------------------------------------------------------------------------------------------------
Dividends on
Preferred Stock:
-----------------------------------------------------------------------------------------------------------------------
Series B
-----------------------------------------------------------------------------------------------------------------------
Series C
-----------------------------------------------------------------------------------------------------------------------
Series D
-----------------------------------------------------------------------------------------------------------------------
Balance -
December 31, 2003          368        --         100,000   $       1   1,138,888   $      11    (445,930)   $  (2,204)
=======================================================================================================================

-------------------------------------------------------------------------------------------------

                                                     Common Stock
-------------------------------------------------------------------------------------------------
                                                               Foreign
                                                  Additional   Currency
                          No. of                    Paid in   Translation  Accumulated
                          Shares        Amount      Capital    Adjustment    Deficit     Total
-------------------------------------------------------------------------------------------------
Balance - Dec. 31,
2002 as Previously
Reported                 12,333,613   $     123    $  65,720   $      701   $(23,154)   $ 41,597
-------------------------------------------------------------------------------------------------
Adjustments                      --          --           --           --     (2,843)     (2,843)
-------------------------------------------------------------------------------------------------
Balance - Dec. 31,
2002 as Adjusted         12,333,613         123       65,720          701    (25,997)     38,754
-------------------------------------------------------------------------------------------------
Issuance of Common
Stock                           361
-------------------------------------------------------------------------------------------------
Foreign Currency
Translation Adjustment                                               (279)                  (279)
-------------------------------------------------------------------------------------------------
Treasury Stock                                                                              (399)
-------------------------------------------------------------------------------------------------
Net Income for the
Year Ended December
31, 2003                                                                       1,838       1,838
-------------------------------------------------------------------------------------------------
Dividends on
Preferred Stock:
-------------------------------------------------------------------------------------------------
Series B                                                 (34)                                (34)
-------------------------------------------------------------------------------------------------
Series C                                                (180)                               (180)
-------------------------------------------------------------------------------------------------
Series D                                                (615)                               (615)
-------------------------------------------------------------------------------------------------
Balance -
December 31, 2003        12,333,974   $     123    $  64,891   $      422   $(24,159)   $ 39,085
=================================================================================================

                 See notes to consolidated financial statements
             which are an integral part of the financial statements

                    U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004

                                 (in Thousands)

-----------------------------------------------------------------------------------------------------------------------
                         Preferred Stock           Preferred Stock        Preferred Stock
                             Series B                 Series C                Series D             Treasury Stock
-----------------------------------------------------------------------------------------------------------------------


                         No. of                  No. of                  No. of                  No. of
                         Shares     Amount       Shares      Amount      Shares      Amount      Shares       Amount
-----------------------------------------------------------------------------------------------------------------------
Balance - Dec. 31, 2003    368        --         100,000   $       1   1,138,888   $      11    (445,930)   $  (2,204)
-----------------------------------------------------------------------------------------------------------------------
Issuance of Common Stock
-----------------------------------------------------------------------------------------------------------------------
Foreign Currency
Translation Adjustment
-----------------------------------------------------------------------------------------------------------------------
Treasury Stock
-----------------------------------------------------------------------------------------------------------------------
Net Income for Six
Months Ended June 30,
2004
-----------------------------------------------------------------------------------------------------------------------
Dividends on Preferred
Stock:
-----------------------------------------------------------------------------------------------------------------------
Series B
-----------------------------------------------------------------------------------------------------------------------
Series C
-----------------------------------------------------------------------------------------------------------------------
Series D
-----------------------------------------------------------------------------------------------------------------------
Balance -
June 30, 2004              368        --         100,000   $       1   1,138,888   $      11    (445,930)   $  (2,204)
=======================================================================================================================

-------------------------------------------------------------------------------------------------

                                                     Common Stock
-------------------------------------------------------------------------------------------------
                                                               Foreign
                                                  Additional   Currency
                          No. of                    Paid in   Translation  Accumulated
                          Shares        Amount      Capital    Adjustment    Deficit     Total
-------------------------------------------------------------------------------------------------
Balance - Dec. 31, 2003  12,333,974   $     123    $  64,891   $      422   $(24,159)   $ 39,085
-------------------------------------------------------------------------------------------------
Issuance of Common Stock
-------------------------------------------------------------------------------------------------
Foreign Currency
Translation Adjustment                                               (467)                  (467)
-------------------------------------------------------------------------------------------------
Treasury Stock
-------------------------------------------------------------------------------------------------
Net Income for Six
Months Ended June 30,
2004                                                                           1,879       1,879
-------------------------------------------------------------------------------------------------
Dividends on Preferred
Stock:
-------------------------------------------------------------------------------------------------
Series B                                                 (16)                                (16)
-------------------------------------------------------------------------------------------------
Series C                                                 (90)                                (90)
-------------------------------------------------------------------------------------------------
Series D                                                (308)                               (308)
-------------------------------------------------------------------------------------------------
Balance -
June 30, 2004            12,333,974   $     123    $  64,477   $      (45)  $(22,280)   $ 40,083
=================================================================================================

                 See notes to consolidated financial statements
             which are an integral part of the financial statements

                    U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in Thousands)

                                                                       Six Months Ended
                                                                --------------------------------
                                                                June 30, 2004      June 30, 2003
                                                                -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income ..............................................  $       1,879      $       2,269
     Adjustments to reconcile Net Income to Net Cash
       provided by (used in ) Operating Activities:
         Depreciation ........................................          1,807              1,660
         Amortization ........................................            259                120
         Minority Interest Expense ...........................         (3,836)               358
         Income Tax Benefit ..................................         (9,239)               644
         Gain on Sale of Subsidiaries ........................         (9,944)            (1,419)
         Foreign Currency
           Hedge..............................................           (207)
         Foreign Currency Transaction Income .................         (1,363)             2,210
         Reserve for Investment in SEFL ......................          8,176                 --
     Changes In:
         Accounts and Notes Receivable Trade .................          3,216             (4,331)
         Other Current Assets ................................          1,238               (261)
         Other Assets ........................................            257             (1,324)
         Accounts Payable and Accrued Expenses ...............            265              2,015
         Deferred Revenue and Other ..........................           (350)              (673)
         Rate Incentive Liability ............................          3,113              3,740
     Net Effect of Discontinued Operations ...................             --               (111)
                                                                -------------      -------------
     Net Cash Provided by Operating Activities ...............         (4,729)             4,897
                                                                -------------      -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Change in Investments ...................................         15,638              1,087
     Acquisitions of Property and Equipment ..................           (253)            (1,235)
     Construction in Progress ................................            595              1,673
     Goodwill ................................................           (400)                --
                                                                -------------      -------------
Net Cash Used in Investing Activities ........................         15,580              1,525
                                                                -------------      -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Notes Receivable ..........................          1,528               (107)
     Proceeds from Long-Term Debt ............................         23,849             (1,121)
     Payments of Long Term Debt ..............................         (6,250)
     Debt Issuance Costs .....................................         (9,558)              (400)
     Deferred Royalty Liability ..............................          5,844
     Transaction Cost Expenses
     Dividends on Preferred Stock ............................           (414)              (418)
                                                                -------------      -------------
Net Cash Used in Financing Activities ........................         14,999             (2,046)
                                                                -------------      -------------

NET INCREASE IN CASH .........................................         25,850              4,376

Cash, restricted cash and equivalents - beginning of period ..         20,913             15,103
                                                                -------------      -------------
Cash, restricted cash and equivalents - end of period ........  $      46,763      $      19,479
                                                                =============      =============

Supplemental disclosure of cash flow information:
     Cash paid for interest ..................................  $       3,465      $       3,348
     Contingent Note Receivable ..............................          2,502                 --
     Note Receivable from Sale of Partnership Interest .......         14,000                 --

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

NOTE B - RESTATEMENT

On May 16, 2005, we filed an 8-K disclosing that we and Kostin Ruffkess & Company, LLC, our auditors with respect to the Applicable Reports (as defined), concluded that the Accounting Principles (as defined) were applied incorrectly with respect to our foreign currency loan and related hedge arrangement entered into in April 2004 in connection with the Cdn$107 million debt arrangement between our majority owned subsidiary, US Energy Biogas Corp. ("Biogas") and the Countryside Power Income Fund (CPIF) and its subsidiaries (the "Countryside Debt"). The term "Accounting Principles" refers to Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, (SFAS No. 52) and Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS No. 133).

We are hereby amending our (i) Quarterly Reports on Form 10-Q for the period ended June 30, 2004 and (ii) will be amending our Quarterly Reports on Form 10-Q for the period ended September 30, 2004 (collectively, the "Applicable Reports") to amend and restate financial statements and other financial information with respect to these reports to reflect the impact of the changes in the exchange rate beyond the expiration of the hedge arrangement in March 2007, to reflect the outstanding principal amount of the Countryside Debt on a quarterly basis using the currency exchange rate in effect at the end of the applicable period and to record changes in the fair value of the hedge arrangement.

The following table isolates each of the restated amounts in the Company's Consolidated Balance Sheet as of June 30, 2004 and Statement of Operations and Other Comprehensive Income the three and six month period ended June 30, 2004

                                                               AS ORIGINALLY
                                                                  REPORTED
                                                  RESTATED     June 30, 2003
                                                  --------     -------------
Consolidated Balance Sheet:
     Foreign Currency Hedge                      $    (207)             --
     Deferred Tax Asset                          $  12,015       $  12,372
     Total Assets                                $ 176,020       $ 176,584
     Long-Term Debt                              $  79,946       $  81,154
     Minority Interests                          $  11,402       $  11,087
     Accumulated Deficit                         $ (22,280)      $ (22,654)
     Other Comprehensive Income (Loss)           $     (45)             --
     Total Stockholder's Equity                  $  40,083       $  39,754
     Total Liabilities and Stockholders          $ 176,020       $ 176,584
       Equity

(Continued)

                                                  THREE MONTHS ENDED                          SIX MONTHS ENDED

                                            RESTATED          AS ORIGINALLY            RESTATED           AS ORIGINALLY
                                                                 REPORTED                                    REPORTED
                                          June 30, 2004       June 30, 2003          June 30, 2004        June 30, 2003
                                          -------------       -------------          -------------        -------------
Statement of Operations
     Foreign Currency
       Transaction Income                     $1,148                 --                  $1,148                   --
     Minority Interest                         3,841              4,156                   3,836                4,151
     Income Tax Benefit                        5,674              6,133                   9,240                9,698
     Net Income                                5,853              5,479                   1,879                1,505
     Net income Applicable
       to Common Stock                         5,646              5,272                  $1,465                1,091
     Income Per Share of
       Common Stock                           $  .47               $.44                  $  .12                 $.09

NOTE C - NET INCOME (LOSS) PER SHARE

Net Income (Loss) per share has been computed on the basis of the weighted average number of shares outstanding during the periods. In case of (Loss), common stock equivalents have not been included in the computation since their inclusion would be anti-dilutive.

NOTE D -- STOCK-BASED COMPENSATION

The Company has elected to account for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employee's and discloses the pro forma effects on net loss and loss per share had the fair value of options been expensed. Under the provisions of APB No. 25, compensation arising from the grant of stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock. While there were 80,000 stock options granted or vested for the three month period ended June 30, 2004, these options were granted at the quoted market price of the Company's common stock at the date of the grant.

NOTE E -- FOREIGN CURRENCY

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

NOTE F -- INVESTMENTS IN DERIVATIVES

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

NOTE G - INCOME TAXES

The six-month financial statements for the period ended June 30, 2004 reflect an increase in the deferred tax asset due to the reserve for the investment in SEFL and the reconciliation of the value of the account offset by gains associated with the sale of subsidiaries (See Note M). In the first six months of 2003 the increase in the deferred tax asset balance reflects increased net operating loss carry-forwards produced in that period.

NOTE H - ADDITIONAL CAPITAL

For the six months ended June 30, 2004, and June 30, 2003, no stock options were exercised.

NOTE I - INVESTMENTS

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

SEFL provided approximately $56,000 to ESS in the form of financing. Approximately $45,000 of this amount was made in the form of a senior secured convertible debenture to ESS and approximately $11,000 was in the form of a subordinated loan to EnergiSystem. The senior secured convertible debenture carries an interest rate of approximately 6% per annum during the first 2 years and 9% thereafter. The subordinated loan carries an interest rate of approximately 13%. A Swedish bank provided SEFL with approximately $45,000 of long term financing on a non-recourse basis to SEFL's stockholders. The financing carries a variable interest rate of the Stockholm Inter-Bank Offered Rate ("STIBOR") plus 30 basis points per annum, capped at 4.7% for the first 5 years and a rate of STIBOR plus 110 basis points per annum thereafter. The loan has a 25 year term with no amortization during the first ten years.

We initially invested approximately $5,000 in cash and 167,976 of our common shares, valued at approximately $769 in SEFL, and EIC invested its proportionate share in cash.

On September 30, 2003 ESS sold a 2% interest in SEFL to Borg Energi AB for $223. Due to the issuance of additional common stock to EIC for additional investments in the fourth quarter of 2003, the Company's ownership interest in SEFL was reduced to 32% and is accounted for using the equity method in 2003. The investment in SEFL including equity investments, inter-company loans and unrepatriated retained earnings amounted to approximately $8,200.

As indicated in Note I to the Consolidated Financial Statements for the period ended March 31, 2004, the Company disclosed pending litigation associated with the SEFL investment. At the end of the quarter ended March 31, 2004, the Company had reserved its entire $8,200 investment in SEFL.

On July 8 2004 in the context of an overall settlement, SEFL sold its loan and equity investments in ESS to its primary lender, Lantbrukskredit AB ("LBK) for
35.5 million Kronor and a release of SEFL and its shareholders from all obligations under the financing agreements with LBK. In addition, USEY and ESS terminated their service agreement. From the 35.5 million Kronor received from LBK, SEFL paid the Company $1,100 as repayment of an intercompany loan from the Company to SEFL. Since the amount reserved for SEFL included this intercompany loan, the $1,100 will be recognized as a reduction in the reserve amount during the third quarter of 2004. The $1,100 was received on July 21, 2004.

NOTE J -- FOREIGN CURRENCY TRANSACTIONS

USEB's Countryside Debt obligations require that debt service payments be made in Canadian dollars. USEB has entered into a cash flow foreign currency hedge agreement with financial institutions fixing the Canadian dollar to US dollar exchange rate at $1.331 Canadian dollar per US dollar. This hedge agreement fixes the exchange rate on all scheduled debt service payments through March 31, 2007 when the hedge agreement expires. Subsequent to the expiration of the hedge agreement, USEB's debt service payments to the Countryside Fund are subject to fluctuations in the currency exchange rate.

As required by SFAS No. 52, Foreign Currency Translation, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, USEB has adjusted the outstanding principal on the debt owed on the Countryside Debt to reflect the currency exchange rate as of the end of the financial reporting period. The gain or loss resulting from the adjustment of the outstanding principal from that recorded in the previous reporting periods is recorded as Foreign Currency Transaction Income (Loss).

Following is a summary of the Foreign Currency Transaction account as of June 30, 2004(the exchange rates are Canadian dollars per one US dollar and are stated whole dollars, all other amounts are in $000's):

      Currency Exchange Rate at Loan Origination, April 8, 2004                   $1.3140
      Currency Exchange Rate as of June 30, 2004                                  $1.3338
      Cumulative Translation Adjustments Beginning Of Reporting Period            $     0
      Cumulative Translation Adjustments End Of Reporting Period                  $ 1,148
      Aggregate Adjustment for the Current Reporting Period Income/ (Expense)     $ 1,148
      Deferred Income Taxes Allocated To Adjustment in the Reporting Period       $  (436)

NOTE K - OTHER COMPREHENSIVE INCOME/(LOSS)

The other Comprehensive loss for the three months ended June 30, 2004 is comprised of losses associated with foreign currency exchange rates net of taxes.

NOTE L- ACCOUNTING CHANGES

The Company's accounting policy pertaining to the financial accounting of the Illinois rate incentives received by its Illinois-based biogas to energy projects was changed effective as of April 1, 2001. The change in tax accounting had no impact on consolidated cash flow.

Following is a summary of the prior period adjustments made to the audited financial statements:

                                   (dollars in thousands)
------------------------------------------------------------------------------------------------------
Balance Sheet:
---------------------------------------
                                         Deferred Tax                        Minority        Retained
                                             Asset          Goodwill         Interest        Earnings
                                         -------------    -------------    --------------   ----------
Year 2003                                  $(7,283)           $(430)         $(3,528)        $(4,185)
---------------------------------------  -------------    -------------    --------------   ----------

Statements of Operation:
                                           Minority        Income Tax
                                           Interest          Expense        Net Income
                                        -------------------------------------------------
Year 2003                                    $1,132          $(2,474)       $(1,342)
-----------------------------------------------------------------------------------------
Three Months Ended June 30, 2003                183             (401)          (218)
-----------------------------------------------------------------------------------------
Six Months Ended June 30, 2003                  424             (926)          (502)
=========================================================================================

NOTE M- SALE OF SUBSIDIARIES

Introduction

On April 8, 2004 Countryside Power Income Fund (CPIF), a newly formed Canadian income fund the Company sponsored, completed its initial public offering of trust units in Canada pursuant to which it raised approximately $102 million in net proceeds. All amounts reflected herein are stated in US dollars and the exchange rate used is the rate effective as of April 8, 2004 of Cdn $1.33 to US $1.00. The transactions described below were completed by the Company or Biogas and its subsidiaries. The following is a summary of the terms of such transactions and such summary is qualified in its entirety by reference to the applicable transaction document.

Sale of Canadian District Energy Systems

The Company sold to a subsidiary of CPIF, all of the capital stock of USE Canada Holdings Corp ("USE Canada"), a wholly owned subsidiary that owned two Canadian based district energy systems. The Company received approximately $15,200 including $1,600 for the repayment of inter-company debt related to USE Canada and $13,600 from the sale of the stock. The sale price was determined pursuant to arms-length negotiation between the Company and CPIF, with the involvement of the underwriters of CPIF's initial public offering. The after tax gain on the sale of the Canadian District Energy System was $4,560.

USEB Loans

Countryside Canada Power, Inc. ("Countryside Canada"), a subsidiary of CPIF, purchased the existing senior debt relating to certain of USEB's projects ("Existing Loans") from the holders thereof. One of such holders, AJG Financial Services Inc.("AJG"), a subsidiary of Arthur J. Gallagher, Inc., was paid an aggregate of $6,419 (inclusive of principal and accrued interest) for its portion of the Existing Loans. AJG and its affiliates beneficially own more than five percent of our common stock

Upon acquisition of the Existing Loans, a subsidiary of the Fund advanced additional funds of $23,800 ("Additional Advances") to USEB and amended the Existing Loans to, among other things, cover the Additional Advances and to modify certain loan covenants that were restrictive to USEB. Among other things, the Additional Advances were used to fund (i) approximately $9,600 in costs related to the acquisition and amendment of the Existing Loans (ii) a debt service reserve account in the amount of $2,000, (iii) additional deposits of $8,200 into the Illinois Reserve account established to fund reimbursement payments due to the State of Illinois under the Illinois subsidy and (iv) an improvement reserve of $4,000 established to fund USEB capital projects. Including the Additional Advances, the USEB Loans have a principal amount of approximately $81,000. The USEB Loans are denominated in Canadian dollars and the principal amount of such loans is Cdn$107,000. The loans purchased by CPIF are obligations of USEB, which are secured by a first ranking lien held by Countryside Canada on all of USEB's assets (with specified exceptions) and are generally guaranteed by USEB's subsidiaries. The guaranty obligations of the USEB subsidiaries are secured by the assets of such subsidiaries (with specified exceptions). The interest rate on the USEB Loans is 11% per annum, principal and interest is payable monthly, and the loans mature in 2019, subject to mandatory prepayment upon the occurrence of specified events and prepayment at the election of the lender after ten years.

Due the requirement in the amended loan documents that debt service payments be made to CPIF in Canadian dollars, USEB has entered into a three year hedge agreement with TD Bank fixing the US dollar to Canadian dollar exchange rate at US$0.76 per Canadian dollar. The agreement fixes the US Dollar amount USEB pays CPIF for the monthly principal and interest payments for the 3 year term of the agreement. Upon the expiration of the hedge agreement in March, 2007, USEB may be exposed to foreign currency risk at that time. According to the terms of the loan agreement with CPIF, after the expiration of the current hedge agreement,USEB is required to maintain a foreign currency hedge agreement for a minimum of 75% of the ongoing debt service payments. USEB will be at risk for fluctuations in the currency exchange rate should the rate vary from the exchange rate existing in the expiring hedge agreement.

USEB Royalty Interest

Countryside Canada acquired a royalty interest (the "Royalty Interest") in USEB for $6,000, entitling it to receive a quarterly amount (the "Royalty") from USEB that is determined by reference to, and limited by, USEB's distributable cash flow (determined in accordance with the royalty agreement). The Royalty Interest is convertible generally at any time on or after April, 2024 or on or after the prepayment in full of the USEB Loans, into non-voting common shares of USEB, representing 49% of the common shares of USEB outstanding at the time of conversion. Upon conversion of the Royalty Interest, Countryside Canada's right to receive the Royalty will terminate. The amount of the Royalty payable to Countryside Canada depends upon whether the Royalty Interest has become convertible. For each fiscal quarter prior to the quarter in which the Royalty Interest becomes convertible, the amount of the Royalty payable to Countryside Canada will be equal to 7% of USEB's distributable cash flow plus 1.8% of USEB's revenues (determined in accordance with the royalty agreement), but in any event, the Royalty payment will be subject to the Distribution Cap (described below). After the Royalty Interest becomes convertible, but remains unconverted, the Royalty will be equal to 49% of USEB's distributable cash flow, subject to the Distribution Cap.

The Royalty Interest terminates upon the refinancing of the USEB Loans or the liquidation or sale of substantially all of the USEB operating assets, in which case Countryside Canada will be entitled to receive, subject to the Distribution Cap, $6,000 (the "Return Amount") and 49% of the net residual proceeds (as determined pursuant to the royalty agreement). Notwithstanding the above, no amount will be payable to Countryside Canada under the Royalty Interest unless, in the case of the Return Amount, 500% of such amount is distributed concurrently to the USEB shareholders in respect of their common shares of USEB and, in all other cases, at least 104.09% of such amount is distributed concurrently to the USEB shareholders in respect of their common shares of USEB (the "Distribution Cap").

Development Agreement with Cinergy and US Energy

Pursuant to the Development Agreement by and among Cinergy, US Energy and CPIF (or the affiliates of the foregoing), during the five year period commencing April 8, 2004 (subject to an additional five year term unless a party chooses not to renew), these parties will seek opportunities to acquire or invest in energy projects that meet CPIF's guidelines on terms acceptable to all parties. No party is obligated to participate in any project or opportunity. A subsidiary of CPIF will provide investment analysis and evaluation services on behalf of these parties in consideration for which the Company will pay annual fees of $288.

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

AJG Genco Transaction

In April 2004, AJG paid Resources Generating Systems, Inc., (RGS) a wholly owned subsidiary of USEB, for an interest it had previously acquired in Illinois Electrical Generation Partners, II L.P. (IEGP II). The amount paid was $16,000 of which $14,000 is payable pursuant to a non-recourse note. The note bears interest at the rate of 15% per annum, matures in 2024, provides for scheduled amortization and is secured by AJG's ownership interest in IEPG II. AJG may defer payments on the note under specified circumstances and in the event AJG does not make scheduled principal and interest payments because distributions from IEGP II are insufficient to fund such payments. AJG's obligations under the note will accrue without triggering an event of default. During the period ending 30 days after the term of this note, RGS has the right to acquire from AJG, and RGS may be required to buy from AJG, AJG's interests in Illinois Electrical Generation Partners LP ("IEGP") and IEGP II on specified terms.

IEGP is the indirect owner of three biogas projects and IEGP II is the indirect owner of seven biogas projects.

The completion of this transaction resulted in a $16,000 non-recurring pre-tax gain for USEB in the three month period ended June 30, 2004. The USEY portion of this gain after allowing for Cinergy's minority interest and taxes amounts to $5,384..

NOTE N- BASIS OF PRESENTATION

As indicated in Note I, the Company formed a joint venture Scandinavian Energy Finance, Limited ("SEFL") for the distribution of biomass-fueled energy to 800 customers in Sweden. The Company originally acquired a 51% interest in the SEFL venture for approximately $5,800 and, accordingly, the joint venture's financial statement had been consolidated with the Company's Financial Statements. Effective September 30, 2003 the Company sold a 2% interest in the SEFL venture for $231 reducing its interest to 49%. The Company's interest was further reduced to 32% in the Fourth Quarter of 2003. As a result, the Company's investment in the SEFL joint venture was accounted for using the equity method. The deconsolidation of the SEFL Joint Venture had a significant effect on the Company's consolidated total assets. As indicated in Note I, SEFL has sold its investments in the Swedish energy business to SEFL's senior lender. The Company has fully reserved its investment in SEFL.

NOTE O - TRANSACTION AND DEBT ISSUANCE COSTS

Transaction and Debt Issuance Costs totaling $12,230 consisting of non-recurring expenses associated with the completion of the transaction with CPIF were expensed during six month period. Included in this amount is $9,886 reimbursed to CPIF related to expenses incurred by CPIF in the acquisition of the Existing Loans from the existing lenders and $2,344 of unamortized debt issuance costs related to the debt acquired by CPIF that remained on USEB books.

Debt issuance costs are amortized on a straight-line basis over the terms of the financing. For the three months ended June 30, 2004, the amount amortized to expense was approximately $259 and the unamortized balance as of June 30, 2004 was $11,700. This amount will be amortized over 15 years, the remaining term of the debt, with the annual amortization expense equal to approximately $793 on an annual basis.

NOTE P-- DISCONTINUED OPERATIONS

The Company sold its USE Canada operation to CPIF. The closing date of the sale was April 8, 2004. The sale of USE Canada resulted in that entity becoming a discontinued operation in 2003 and was categorized as such on previous financial statements. Assets and liabilities categorized as discontinued operations were as follows:

        -------------------------------------------------------------------
                                                              Year 2003
        -------------------------------------------------------------------
        Assets:
        -------------------------------------------------------------------
        Cash                                                 $      676
        -------------------------------------------------------------------
        Accounts Receivable                                       1,813
        -------------------------------------------------------------------
        Other Current Assets                                        833
        -------------------------------------------------------------------
        Property Plant and Equipment                             22,948
        -------------------------------------------------------------------
        Deferred Tax Asset                                        1,678
        -------------------------------------------------------------------
        Other Assets                                                232
        -------------------------------------------------------------------
        Total Assets                                         $   28,180
        ===================================================================

        -------------------------------------------------------------------
        Liabilities:
        -------------------------------------------------------------------
        Current Portion of Long Term Debt                    $    2,013
        -------------------------------------------------------------------
        Accounts Payable and Other                                2,316
        -------------------------------------------------------------------
        Long Term Debt less Current Portion                      17,416
        -------------------------------------------------------------------
        Total Liabilities                                    $   21,745
        ===================================================================

These assets and liabilities are reflected on the year 2003 Balance Sheet under the caption "Assets to be disposed of" and "Liabilities to be disposed of".

USE Canada was purchased by the Company on June 11, 2001. Total revenues for USE Canada for the first six months of 2003 were $7,094.

The Company sold Geothermal, LLC on June 30, 2003. Revenues for Geothermal, LLC for the first six months of 2003 were $1,003.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The revenues and expenses for the three and six months ended June 30, 2004 are lower than reported in the corresponding periods in the prior year due to a number of events affecting the Company. These events include: the sale of USE Canada to the CPIF, the accounting for SEFL under the equity method and the sale of Geothermal LLC. USE Canada and Geothermal LLC are reflected on the statement of operations under the caption "Income from Discontinued Operations". See Notes N and P to the financial statements.

Total revenues decreased $2,751 or 38.0 % in the three months ended June 30, 2004 compared with the three months ended June 30, 2003. Total revenues decreased $4,813 or 33.4 % in the first six months of 2004 compared with the first six months of 2003. These decreases are due principally to certain items included in the 2003 periods but excluded in the 2004 periods. The table below indicates the items:

                                                 Three Months Ended                  Six Months Ended
                                                    (in thousands)                    (in thousands)
                                            ------------------------------    -------------------------------
                                            June 30, 2004    June 30, 2003    June 30, 2004     June 30, 2003
                                            -------------    -------------    -------------     -------------
      SEFL Revenues                             $   --           $1,137           $   --             $2,238
      Non-Recurring Revenues                        --            1,275               --              2,241
      Loss in Investment of Subsidy Reserve       (399)              --             (399)                --
                                                ------           ------           ------             ------
               Total                            $ (399)          $2,412           $ (399)            $4,479
                                                ======           ======           ======             ======

After adjusting total revenues for the non-recurring items, the variations in the three month and six month periods amount to an increase of $60 and $65, respectively, or approximately 1%. The investment in SEFL was reserved during the first six months of 2004. Non-recurring Revenues were related to a project no longer in operation due to a contract termination and to other revenues related to operations which were offset by operating expenses as indicated below.

Operating expenses decreased $1,384 or 33.8% in the three months ended 2004 compared with the three months ended June 30, 2003. Operating expenses decreased $2,101 or 29.9% in the first six months of 2004 compared with the first six months of 2003. The decreases principally reflect items included in the 2003 period but excluded in the 2004 period. The table below indicates the items:

                                   Three Months Ended                   Six Months Ended
                                     (in thousands)                      (in thousands)
                            -------------------------------     -------------------------------
                            June 30, 2004     June 30, 2003     June 30, 2004     June 30, 2003
                            -------------     -------------     -------------     -------------
SEFL Operating Expenses     $          --     $         715     $          --     $       1,470
Non-Recurring Expenses                 --               755                --               711
                            -------------     -------------     -------------     -------------
                            $          --     $       1,470     $          --     $       2,181
                            =============     =============     =============     =============

After adjusting operating expenses for the non-recurring items, the variations in the three and six month periods amount to an increase of $86 (3.3%) and $80 (1.6%), respectively.

The components of General and Administrative expenses for the three month and six month periods were as follows:

                                      Three Months Ended                  Six Months Ended
                                         (in thousands)                    (in thousands)
                                 ------------------------------    -------------------------------
                                 June 30, 2004    June 30, 2003    June 30, 2004     June 30, 2003
                                 -------------    -------------    -------------     -------------
Salaries, Incentives & Other         $ 4,013          $   380          $ 4,283          $   999
Compensation
Legal and Professional                   103               79              232              286
Insurance                                183              201              279              327
Corporate Expenses                       162              335              214              370
Other                                    (40)             (16)             135              257
CPIF Transaction Costs                 1,378                0            1,378                0
CPIF Expense Reimbursement            (4,839)               0           (4,839)               0
                                     -------          -------          -------          -------
Total                                $   960          $   979          $ 1,682          $ 2,239
---------------------------------    =======          =======          =======          =======

The large increase in general and administrative expenses in the three month and six month periods ended June 30, 2004 is due principally to the incentive compensation awarded to employees in connection with the CPIF transaction and incentive compensation paid to officers per existing employment agreements which, combined, totaled $3,200. In addition, $1,378 of costs associated with the CPIF transaction which were previously capitalized were expensed. CPIF reimbursed the Company $4,839 for expenses incurred by the Company related to the CPIF transaction. This reimbursement has offset compensation and other general and administrative expenses related to the CPIF transaction recorded during the period.

Depreciation and amortization expense increased by $243 or 28.8% in the second quarter of 2004 compared with the second quarter of 2003 due principally to increased amortization of debt issuance costs. During the first six months of 2004 depreciation and amortization increased by $286 or 16.1% compared with the comparable period in 2003. This increase is the result of an increase in debt amortization costs due to the CPIF transaction. The amortization of debt issuance costs amounts to $793 on an annual basis.

During the six month period ended June 30, 2004, the Company reached an overall settlement on its investment in SEFL and reserved the entire investment of $8,200. See Note I to the financial statements for a further discussion of the reserve.

Interest income increased by $502 and $521 in the three and six months periods ended June 30, 2004, respectively, compared with the same periods in 2003, reflecting interest on increased cash balances. The increased cash balances are due to the CPIF transaction.

Interest expense increased by $770 or 42.4% in the second quarter of 2004 compared with the second quarter of 2003. Interest expense increased by $695 or
15.7 % in the first six months of 2004 compared with the first six months of 2003. In both periods the increase reflects increased interest on long-term debt due to the CPIF transaction.

Foreign Currency Transaction income was $1,148 for the three months ended June 30, 2004 and represents the adjustment, as required by SFAS 52, Foreign Currency Translations, to the outstanding principal owed on the Countryside Debt to reflect the change in the currency exchange rate from the start of the reporting period. The Canadian dollar to US dollar exchange rate increased to $1.3338 as of June 30, 2004 from $1.3140 as of April 8, 2004, the date of the origination of the financing, resulting in a net gain for the period of $1,148, after adjustments relating to our foreign currency cash flow hedge. The Deferred Income Tax asset was reduced by $436 to reflect the tax effect of the Transaction gain. See Note J to the Consolidated Financial Statements. During the three and six months ended June 30, 2003, there was no Foreign Currency Transaction adjustment as the Countryside debt arrangements were entered into on April 8, 2004.

Development Costs totaling $12,230 consisting of non-recurring expenses associated with the completion of the CPIF transaction were expensed during the period. Included in this amount is $9,886 reimbursed to CPIF related to expenses incurred by CPIF in their acquisition of the Existing Loans and $2,344 of unamortized debt issuance costs related to the debt acquired by CPIF that remained on USEB books.

Income from discontinued operations reflects the after tax net income applicable to the Canadian District Energy System (USE Canada) which was sold to CPIF in April 2004 and Geothermal, LLC (Steamboat) which was sold in June 2003.

Gain on sale of subsidiaries reflects the sale of USE Canada to CPIF and the gain resulting from AJG's payment for its 50% ownership interests in IEGP II that it had previously acquired. The after-tax gain on the sale of USE Canada amounted to $4,560 and the net gain on AJG's payment for its interest in IEGP II after allowing for taxes and minority interest amounted to $5,383. For additional information on these items see note M to the consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2004, cash and cash equivalents totaled approximately $46,763 of which $21,009 was unrestricted, compared with $3,210 of unrestricted cash at December 31, 2003. In connection with notes payable by certain USEB subsidiaries, the lender required these subsidiaries to maintain various restricted cash accounts, which, at June 30, 2004, amounted to $25,754. This amount also includes approximately $533 of funds the Company set aside to ensure the payment of dividends on certain series of our preferred stock in accordance with the terms thereof. The increases in total cash and cash equivalents of $25,850 reflect the CPIF transaction.

The large increases in total cash and cash equivalents during the first six months of 2004 amounting to $25,850 reflect the CPIF transaction. During the first six months of 2004, $4,729 of cash was used in operating activities, $15,580 of cash was provided by investing activities, and $14,999 in cash was provided by financing activities.

Restricted cash increased by $8,051 in the first six months of 2004. The increase is the result of the funding of various reserve accounts pursuant to amendments to the Existing Loans in connection with the CPIF transaction. A total of $8,200 was added to the Illinois reserve account, $4,000 was funded into an improvement reserve which can be utilized to expand USEB and $2,000 was deposited into a debt service reserve. These reserve fundings were offset by the release of previously restricted cash accounts.

Our consolidated working capital (including $25,754 of restricted cash) increased to $46,763 at June 30, 2004 from $23,850 at December 31, 2003 reflecting the increased amount of cash and cash equivalents from the CPIF transaction.

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

Generally the Company does not enter into any interest rate or derivative transactions as a hedge against these market risks as the underlying assets and investments are long-term in nature. However, the foreign currency hedge agreement entered into by USEB, as discussed in Note J to the Consolidated Financial Statements, eliminates the impact, from a cash flow perspective, of fluctuations in currency exchange rates on our Countryside debt service payments through March 31, 2007

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits

----------------------------------------------------------------------------------------------------------------------
Exhibit
Number             Description
----------------------------------------------------------------------------------------------------------------------
2.1                Merger Agreement by and between the Company, USENVIRO Merger Corp., American Enviro-Services,
                   Inc., and the shareholders of American Enviro-Services, dated as of August 4, 1997 (4)
----------------------------------------------------------------------------------------------------------------------
2.2                Subscription Agreement dated as of August 23, 2000, by and among U.S. Energy System Castlebridge,
                   LLC ("USE Sub"), Kemper-Castlebridge, Inc., ("KC"), GKM II Corporation ("GKM") and Castlebridge
                   Partners, LLC ("Castlebridge") (9)
----------------------------------------------------------------------------------------------------------------------
2.3                Agreement and Plan of Reorganization and Merger dated as of November 28, 2000, by and among U.S.
                   Energy Systems, Inc. ("US Energy"), USE Acquisition Corp. ("US Energy Sub"), and Zahren
                   Alternative Power Corp. ("Zapco") (without schedules or exhibits) (the "Merger Agreement"). (11)
----------------------------------------------------------------------------------------------------------------------
2.4                Amendment No 1 dated as of the 11th day of December, 2000 to the Merger Agreement. (11)
----------------------------------------------------------------------------------------------------------------------
2.5                Amendment No. 2 dated as of the 19th day of December, 2000 to the Merger Agreement. (15)
----------------------------------------------------------------------------------------------------------------------
2.6                Amendment No. 3 dated as of the 19th day of January, 2001 to the Merger Agreement. (15)
----------------------------------------------------------------------------------------------------------------------
2.7                Amendment No. 4 dated as of the 23rd day of February, 2001 to the Merger Agreement. (15)
----------------------------------------------------------------------------------------------------------------------
2.8                Amendment No. 5 dated April 30, 2001 to the Merger Agreement. (16)
----------------------------------------------------------------------------------------------------------------------
2.9                Stock Purchase Agreement dated as of June 11, 2001 by and between USE Canada Acquisition Corp.
                   and Trigen-Canada Company LLC. (17)
----------------------------------------------------------------------------------------------------------------------
2.10               Amendment No. 6 dated as of November 1, 2002 to the merger Agreement. (18)
----------------------------------------------------------------------------------------------------------------------
2.11               Amendment No. 7 dated as of the 10th day of February, 2003 to the Merger Agreement. (19)
----------------------------------------------------------------------------------------------------------------------
2.12               Amendment No. 8 dated as of the 13th day of March, 2003 to the Merger Agreement. (19)
----------------------------------------------------------------------------------------------------------------------
2.13               Amendment No. 9 dated as of the 15th day of April, 2003 to the Merger Agreement
----------------------------------------------------------------------------------------------------------------------
2.14               Amendment No. 10 dated as of the 14th day of May, 2003 to the Merger Agreement
----------------------------------------------------------------------------------------------------------------------
2.15               Amendment No. 11 dated as of the 11th day of June, 2003 to the Merger Agreement
----------------------------------------------------------------------------------------------------------------------
2.16               Amendment No. 12 dated as of the 29th day of June, 2003 to the Merger Agreement
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
Exhibit
Number             Description
----------------------------------------------------------------------------------------------------------------------
2.17               Amendment No. 13 dated as of the 11th day of July, 2003 to the Merger Agreement
----------------------------------------------------------------------------------------------------------------------
2.18               Amendment No. 14 dated as of the 28th day of July, 2003 to the Merger Agreement
----------------------------------------------------------------------------------------------------------------------
3.1                Restated Certificate of Incorporation of the Company filed with the Secretary of State of
                   Delaware. (1)
----------------------------------------------------------------------------------------------------------------------
3.2                By-Laws of the Company (2)
----------------------------------------------------------------------------------------------------------------------
3.3                Articles of Organization of Steamboat Envirosystems, L.C (1)
----------------------------------------------------------------------------------------------------------------------
3.4                Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company (10)
----------------------------------------------------------------------------------------------------------------------
3.5                Certificate of Increase of Series A Convertible Preferred Stock of the Company (10)
----------------------------------------------------------------------------------------------------------------------
3.6                Amended and Restated By-Laws of US Energy (11)
----------------------------------------------------------------------------------------------------------------------
3.7                Form of Certificate of Designation for US Energy's Series C Preferred Stock (15)
----------------------------------------------------------------------------------------------------------------------
3.8                Form of Certificate of Designation for US Energy's Series D Preferred Stock (15)
----------------------------------------------------------------------------------------------------------------------
3.9                Certificate of Correction to Certificate of Designation of Series A Preferred Stock (15)
----------------------------------------------------------------------------------------------------------------------
3.10               Certificate of Correction to Certificate of Designation of Series B Preferred Stock (15)
----------------------------------------------------------------------------------------------------------------------
4.1                Specimen Stock Certificate (1)
----------------------------------------------------------------------------------------------------------------------
4.2                Form of Warrant (1)
----------------------------------------------------------------------------------------------------------------------
4.3                Form of Warrant Agreement (1)
----------------------------------------------------------------------------------------------------------------------
4.4                Form of Representative's Purchase Option (1)
----------------------------------------------------------------------------------------------------------------------
4.5                Certificate of Designation of Series A Convertible Preferred Stock of the Company as filed with the Secretary of State of Delaware on March 23, 1998 (7)
----------------------------------------------------------------------------------------------------------------------
4.6                Certificate of Designation of Series B Convertible Preferred Stock of the Company as filed with the Secretary of the State of Delaware (14)
----------------------------------------------------------------------------------------------------------------------
4.7                Amended and Restated Plan of Recapitalization dated as of July 31, 2000 by and between the
                   Company and the parties identified therein. (15)
----------------------------------------------------------------------------------------------------------------------
4.8                Form of Series B Warrant to Purchase Shares of Common Stock (10)
----------------------------------------------------------------------------------------------------------------------
4.9                Form of Series C Redeemable Common Stock Purchase Warrant of US Energy (11)
----------------------------------------------------------------------------------------------------------------------
10.1               Plan of Reorganization of Cogenic Energy Systems, Inc. (2)
----------------------------------------------------------------------------------------------------------------------
10.2               8% Convertible Subordinated Debenture due 2004 (2)
----------------------------------------------------------------------------------------------------------------------
10.5               Purchase Agreement, dated as of January 24, 1994, between Lehi Co-Gen Associates, L.C. and Lehi
                   Envirosystems, Inc. (2)
----------------------------------------------------------------------------------------------------------------------
10.6               Operating Agreement among Far West Capital, Inc., Suma Corporation and Lehi Envirosystems, Inc.
                   dated January 24, 1994 (2)
----------------------------------------------------------------------------------------------------------------------
10.7               Form of Purchase and Sale Agreement between Far West Capital, Inc., Far West Electric Energy
                   Fund, and L.P., 1-A Enterprises, the Company and Steamboat LLC (1)
----------------------------------------------------------------------------------------------------------------------
10.8               Form of Operation and Maintenance Agreement between Steamboat LLC and S.B. Geo, Inc. (1)
----------------------------------------------------------------------------------------------------------------------
10.9               Letter Agreement, dated as of November 8, 1994, between the Company, PSC Cogeneration Limited
                   Partnership, Central Hudson Cogeneration, Inc. and Independent Energy Finance Corporation (1)
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
Exhibit
Number             Description
----------------------------------------------------------------------------------------------------------------------
10.10              Agreement among the Company, Plymouth Envirosystems, Inc., IEC Plymouth, Inc. and Independent
                   Energy Finance Corporation dated November 16, 1994 (1)
----------------------------------------------------------------------------------------------------------------------
10.11              Amended and Restated Agreement of Limited Partnership of Plymouth Cogeneration Limited
                   Partnership between PSC Cogeneration Limited Partnership, Central Hudson Cogeneration, Inc. and
                   Plymouth Envirosystems, Inc. dated November 1, 1994 (1)
----------------------------------------------------------------------------------------------------------------------
10.12              Amended and Restated Agreement of Limited Partnership of PSC Cogeneration Limited Partnership
                   among IEC Plymouth, Inc., Independent Energy Finance Corporation and Plymouth Envirosystems, Inc.
                   dated December 28, 1994 (1)
----------------------------------------------------------------------------------------------------------------------
10.13              Purchase and Sale Agreement, dated as of December 31, 1995, between the Company, Far West
                   Capital, Inc., Far West Electric Energy Fund, L.P., 1-A Enterprises and Steamboat Enviro systems,
                   LLC (1)
----------------------------------------------------------------------------------------------------------------------
10.13(a)           Letter Agreement, dated September 25, 1996, between the Company and Far West Capital, Inc. (1)
----------------------------------------------------------------------------------------------------------------------
10.16              Security Agreement and Financing Statement among the Company, Lehi Envirosystems, Inc., Plymouth
                   Envirosystems, Inc. and Anchor Capital Company, LLC dated June 14, 1995, as amended (1)
----------------------------------------------------------------------------------------------------------------------
10.20              Lease dated September 1, 1995 between the Company and Gaedeke Holdings, Ltd. (1)
----------------------------------------------------------------------------------------------------------------------
10.21              Documents related to Private Placement (1)
----------------------------------------------------------------------------------------------------------------------
10.21(a)           Certificate of Designations (1)
----------------------------------------------------------------------------------------------------------------------
10.22              Purchase Agreement between the Company and Westinghouse Electric Corporation dated as of November
                   6, 1995 and amendments thereof (1)
----------------------------------------------------------------------------------------------------------------------
10.25(a)           Long-Term Agreement for the Purchase and Sale of Electricity Between Sierra Pacific Power Company
                   and Far West Capital, Inc. dated October 29, 1988 (1)
----------------------------------------------------------------------------------------------------------------------
10.25(b)           Assignment of Interest, dated December 10, 1988 by and between Far West Capital, Inc. and 1-A
                   Enterprises (1)
----------------------------------------------------------------------------------------------------------------------
10.25(c)           Letter dated August 18, 1989 by Gerald W. Canning, Vice
                   President of Electric Resources, consenting to the Assignment of Interest on behalf of Sierra Pacific Power Company (1)
----------------------------------------------------------------------------------------------------------------------
10.26(a)           Agreement for the Purchase and Sale of Electricity, dated as of November 18, 1983 between
                   Geothermal Development Associates and Sierra Pacific Power Company (1)
----------------------------------------------------------------------------------------------------------------------
10.26(b)           Amendment to Agreement for Purchase and Sale of Electricity, dated March 6, 1987, by and between
                   Far West Hydroelectric Fund, Ltd. and Sierra Pacific Power Company (1)
----------------------------------------------------------------------------------------------------------------------
10.27              Loan and Option Agreement dated August, 1996 by and among NRG Company, LLC and Reno Energy, LLC and ART, LLC and FWC Energy, LLC, and amendments thereto (1)
----------------------------------------------------------------------------------------------------------------------
10.28              Promissory Note dated August 9, 1996 for $300,000 from Reno Energy, LLC to NRG Company, LLC (1)
----------------------------------------------------------------------------------------------------------------------
10.29              Letter of Intent dated July 15, 1996 on behalf of Reno Energy, LLC (1)
----------------------------------------------------------------------------------------------------------------------
10.30              Limited Liability Company Operating Agreement of NRG Company, LLC dated as of September 8, 1996, and amendments thereto (1)
----------------------------------------------------------------------------------------------------------------------
10.31              Form of Limited Liability Company Operating Agreement of Steamboat, Envirosystems, L.C. dated as of October, 1996 (1)
----------------------------------------------------------------------------------------------------------------------
10.32              Form of Debenture Conversion Agreement (1)
----------------------------------------------------------------------------------------------------------------------
10.33(a)           First Amended and Restated Loan and Option Agreement, dated April 9, 1997, by and between USE
                   Geothermal, LLC, and Reno Energy LLC, ART, LLC and FWC Energy, LLC (3)
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
Exhibit
Number             Description
----------------------------------------------------------------------------------------------------------------------
10.33(b)           Note in the amount of $1,200,000, dated as of April 9, 1997, made by Reno Energy LLC in favor of
                   USE Geothermal, LLC (3)
----------------------------------------------------------------------------------------------------------------------
10.33(c)           Security Agreement, dated as of April 9, 1997, made by Reno Energy LLC in favor of USE
                   Geothermal, LLC (3)
----------------------------------------------------------------------------------------------------------------------
10.33(d)           Form of Security Agreement and Collateral Assignment, entered into by and between USE Geothermal,
                   LLC and both FWC Energy LLC and ART LLC (3)
----------------------------------------------------------------------------------------------------------------------
10.33(e)           Guaranty Agreement, dated as of April 9, 1997, made by FWC Energy LLC and ART LLC in favor of USE
                   Geothermal, LLC (3)
----------------------------------------------------------------------------------------------------------------------
10.34              1996 Stock Option Plan (5)
----------------------------------------------------------------------------------------------------------------------
10.35              Form of 9% Convertible Subordinated Secured Debenture due 2004 (6)
----------------------------------------------------------------------------------------------------------------------
10.36              Form of Employment Agreement by and between the Company and Howard Nevins (4)
----------------------------------------------------------------------------------------------------------------------
10.37              Subscription Agreement, dated March 20, 1998, between the Company and Energy Systems Investors,
                   LLC (7)
----------------------------------------------------------------------------------------------------------------------
10.38              Registration Rights Agreement, dated March 20, 1998, between the Company and Energy Systems
                   Investors, LLC (7)
----------------------------------------------------------------------------------------------------------------------
10.39              Amended and Restated Stock Option Agreement between the Company and Lawrence I. Schneider dated
                   May 10, 2000 with respect to 750,000 shares of the Company Common Stock (10)
----------------------------------------------------------------------------------------------------------------------
10.40              Amended and Restated Stock Option Agreement between the Company and Goran Mornhed dated May 10,
                   2000 with respect to 1,000,000 shares of the Company Common Stock (10)
----------------------------------------------------------------------------------------------------------------------
10.41              Pledge Agreement dated as of July 31, 2000 by and between the Company and Energy Systems
                   Investors, L.L.C. (10)
----------------------------------------------------------------------------------------------------------------------
10.42              Limited Recourse Promissory Note dated July 31, 2000 issued by Energy Systems Investors, L.L.C.
                   in favor of the Company (10)
----------------------------------------------------------------------------------------------------------------------
10.43              Stockholders' and Voting Agreement dated as of November 28, 2000 by and among AJG Financial
                   Services, Inc., Bernard Zahren, Environmental Opportunities Fund, Environmental Opportunities
                   Fund/Cayman, Finova Mezzanine Capital Corp., Frederic Rose, M & R Associates, Martin F. Laughlin,
                   Michael J. Carolyn and Richard J. Augustine (collectively, the "Zapco Stockholders"), US Energy,
                   Cinergy Solutions, Inc. ("Cinergy Solutions") and certain stockholders of US Energy. (11)
----------------------------------------------------------------------------------------------------------------------
10.44              Termination Fee Agreement dated as of November 28, 2000 by and among US Energy, Zapco and Cinergy
                   Energy Solutions, Inc. ("Cinergy Energy"). (11)
----------------------------------------------------------------------------------------------------------------------
10.45              Indemnification Agreement dated as of November 28, 2000 by and among the Zapco Stockholders,
                   Zapco, US Energy, US Energy Sub and Cinergy Energy. (11)
----------------------------------------------------------------------------------------------------------------------
10.46              Escrow Agreement dated November 28, 2000 by and among the Zapco Stockholders, Zapco, US Energy,
                   US Energy Sub, Cinergy Energy and Tannenbaum Helpern Syracuse & Hirschtritt LLP as Escrow Agent.
                   (11)
----------------------------------------------------------------------------------------------------------------------
10.47              Registration Rights Agreement dated November 28, 2000 by and among US Energy and the Zapco
                   Stockholders. (11)
----------------------------------------------------------------------------------------------------------------------
10.48              Employment Agreement dated November 28, 2000 by and between US Energy and Bernard Zahren. (11)
----------------------------------------------------------------------------------------------------------------------
10.49              Form of Stock Option Agreement to be entered into by and between US Energy and Bernard Zahren.
                   (11)
----------------------------------------------------------------------------------------------------------------------
10.50              Performance Guaranty dated as November 28, 2000 of US Energy.(11)
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
Exhibit
Number             Description
----------------------------------------------------------------------------------------------------------------------
10.51              Performance Guaranty of Cinergy Solutions Holding Company, Inc. dated as of November 28, 2000.
                   (11)
----------------------------------------------------------------------------------------------------------------------
10.52              Subscription Agreement dated as of November 28, 2000 by and among US Energy, US Energy Sub and
                   Cinergy Energy. (11)
----------------------------------------------------------------------------------------------------------------------
10.53              Stockholders Agreement dated as of November 28, 2000 by and among US Energy, US Energy Sub and
                   Cinergy Energy. (11)
----------------------------------------------------------------------------------------------------------------------
10.54              Indemnification Agreement dated as of November 28, 2000 by and among US Energy, US Energy Sub and
                   Cinergy Energy. (11)
----------------------------------------------------------------------------------------------------------------------
10.55              Employment Agreement dated as of May 10, 2000 by and between the Company and Lawrence Schneider
                   (13)
----------------------------------------------------------------------------------------------------------------------
10.56              Employment Agreement dated as of May 10, 2000 by and between the Company and Goran Mornhed (13)
----------------------------------------------------------------------------------------------------------------------
10.57              2000 Executive Incentive Compensation Plan (13)
----------------------------------------------------------------------------------------------------------------------
10.58              2000 Executive Bonus Plan (13)
----------------------------------------------------------------------------------------------------------------------
10.59              Stock Option Agreement between the Company and Lawrence Schneider with respect to 1,000,000 shares of Common Stock (13)
----------------------------------------------------------------------------------------------------------------------
10.60              Stock Option Agreement between the Company and Goran Mornhed with respect to 187,500 shares of
                   Common Stock (13)
----------------------------------------------------------------------------------------------------------------------
10.61              Stock Option Agreement between the Company and Goran Mornhed with respect to 562,500 shares of
                   Common Stock (13)
----------------------------------------------------------------------------------------------------------------------
10.62              Standby Payment Agreement dated as of June 11, 2001 by and among U. S. Energy Systems, Inc., USE
                   Canada Acquisition Corp. and AJG Financial Services, Inc.(17)
----------------------------------------------------------------------------------------------------------------------
10.63              Promissory Note dated June 11, 2001 made by USE Canada Acquisition Corp. in favor of Trigen -
                   Canada Company LLC (17)
----------------------------------------------------------------------------------------------------------------------
10.64              Guaranty made as of June 11, 2001 by USE Energy Systems, Inc. in favor of Trigen - Canada Company
                   LLC and the other person identified therein (17)
----------------------------------------------------------------------------------------------------------------------
10.65              Development Incentive Plan (18)
----------------------------------------------------------------------------------------------------------------------
10.66              Corporate Incentive Plan (18)
----------------------------------------------------------------------------------------------------------------------
10.67              Finance Incentive Plan (18)
----------------------------------------------------------------------------------------------------------------------
10.68              Employment Agreement dated as of August 20, 2001 between the Company and Allen J. Rothman (18)
----------------------------------------------------------------------------------------------------------------------
10.69              Employment Agreement dated as of January 1, 2002 between the Company and Edward Campana (18)
----------------------------------------------------------------------------------------------------------------------
10.70              Employment Agreement dated as of September 8, 2000 between the Company and Henry Schneider (18)
----------------------------------------------------------------------------------------------------------------------
10.71              Shareholder Agreement dated March 2002 by and among Scandinavian Energy Finance Limited, Endoray
                   Investments BV, US Energy Systems, Inc., EIC Investments (Jersey) Limited and A&A EIC Electricity
                   Investment Company (18)
----------------------------------------------------------------------------------------------------------------------
10.72              Financing Agreement dated as of March 11, 2002 by and betweenv Scandinavian Energy Finance Limited and Gigantissimo 2321 AB n/k/a EnergiSystems Sverige AB (18)
----------------------------------------------------------------------------------------------------------------------
10.73              Conditions on Gigantissimo 2321 AB n/k/a EnergiSystems Sverige AB's Convertible Debenture Loan
                   2002-2027 (18)
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
Exhibit
Number             Description
----------------------------------------------------------------------------------------------------------------------
10.74              Subordinated Loan Agreement dated as of March 11, 2002 between Gigantissimo 2324 AB to be renamed
                   Narvarme Acquisition I and AB Scandinavian Energy Finance Limited (18)
----------------------------------------------------------------------------------------------------------------------
10.75              Shareholders Agreement dated as of March 11, 2002 by and among Goran Ernstson, Scandinavian
                   Energy Finance Limited, Lansforsakringar Liv Forsakringsaktiebolag for the shares of Gigantissimo
                   2321 AB n/k/a EnergiSystem Sverige AB (18)
----------------------------------------------------------------------------------------------------------------------
10.76              Security Holders Agreement dated as of March 11, 2002 between Scandinavian Energy Finance Limited and Goran Ernstson (18)
----------------------------------------------------------------------------------------------------------------------
10.77              Option Agreement dated as of March 7, 2002 by and between Goran Ernstson and Scandinavian Energy
                   Finance Limited (18)
----------------------------------------------------------------------------------------------------------------------
10.78              Amendment No. 1 to Escrow Agreement dated as of May 22, 2001 by and among the Zapco stockholders,
                   Zapco, US Energy, USE Acquisition Corp., Cinergy Energy and Tannenbaum Helpern Syracuse &
                   Hirschtritt LLP as Escrow Agent (18)
----------------------------------------------------------------------------------------------------------------------
10.79              Amendment No. 1 to Indemnification Agreement dated as of May 11, 2001 by and among the Zapco stockholders, Zapco, US Energy, USE Acquisition Corp. and Cinergy Energy (18)
----------------------------------------------------------------------------------------------------------------------
10.80              Amendment No. 2 to Indemnification Agreement dated as of November 1, 2002 by and among stockholders, Zapco, US Energy, USE Acquisition Corp. and Cinergy Energy (18)
----------------------------------------------------------------------------------------------------------------------
10.81              Amendment No. 2 to Escrow Agreement dated as of November 1, 2002 by and among the Zapco stockholders, Zapco, US Energy, USE Acquisition Corp., Cinergy Energy and Tannebaum Helpern
                   Syracuse & Hirschtritt LLP as Escrow Agent. (18)
----------------------------------------------------------------------------------------------------------------------
10.80a             Agreement by and among AJG Financial, as agent, US Energy, Cinergy Energy, US Energy Biogas and Tannenbaum, Halpern as agent dated as of October 16, 2003. (20)
----------------------------------------------------------------------------------------------------------------------
10.81b             Amendment No. 15 to indemnification Agreement dated as of October 16, 2003 by an among major stockholders, US Energy Biogas Corp, US Energy and Cinergy Energy. (20)
10.82              Escrow letter by and among, Tannenbaum, Halpern escrow agent, AJG Financial, Cinergy Energy, US
                   Energy, US Energy Biogas Corp. (20)
----------------------------------------------------------------------------------------------------------------------
10.83              Amended and Restated Subordinated Note from US Energy Biogas Corp. to AJG Financial Services,
                   Inc. (20)
----------------------------------------------------------------------------------------------------------------------
10.84              Amendment No. 1 to Shareholders Agreement by and among SEEFL, Endoray, US Energy and EIC dated as of February 2003. (20)
----------------------------------------------------------------------------------------------------------------------
10.85              Amendment No. 2 to Shareholders Agreement by and among SEFL, Endoray, US Energy, Borg Energy and
                   EIC dated as of October 1, 2003. (20)
----------------------------------------------------------------------------------------------------------------------
10.86              Loan Agreement dated as of August 20, 2003 between SEFL and EIC. (20)
----------------------------------------------------------------------------------------------------------------------
10.87              Loan Agreement dated as of November 3, 2003. (20)
----------------------------------------------------------------------------------------------------------------------
10.88              2003 Finance Incentive Plan. (20)
----------------------------------------------------------------------------------------------------------------------
10.89              2003 Development Incentive Plan. (20)
----------------------------------------------------------------------------------------------------------------------
10.90              Royalty Agreement dated as of April 8, 2004 by and between US Energy Biogas Corporation,
                   Countryside Canada Power Inc., the Registrant and Cinergy Energy Solutions Inc. (21)
----------------------------------------------------------------------------------------------------------------------
10.91              Amendment to Note Purchase Agreement dated as of April 8, 2004 by and between US Energy Biogas
                   Corp., Avon Energy Partners, LLC and the other parties identified therein. (21)
----------------------------------------------------------------------------------------------------------------------
10.92              Amendment to Indenture of Trust and Security Agreement dated as of April 8, 2004 by and among US
                   Energy Biogas Corp., Countryside Canada Power Inc. and the other parties identified therein. (21)
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
Exhibit
Number             Description
----------------------------------------------------------------------------------------------------------------------
10.93              Amendment dated April 8, 2004 among BMC Energy LLC, Countryside Canada Power Inc. and the other parties identified therein to the (i) Security Agreement dated as of May 2, 2001 among BMC Energy
                   LLC, Countryside Canada Power Inc. (as successor to AJG Financial Services, Inc.) and the other parties identified therein and (ii) Cash Collateral Pledge and Security Agreement dated as of
                   April 30, 2001 among BMC Energy LLC, Countryside Canada Power Inc. (as successor to ABB Energy
                   Capital LLC) and the other parties identified therein. (21)
----------------------------------------------------------------------------------------------------------------------
31.1               Rule 13a-14(a)/15d-14(a) certifications.
----------------------------------------------------------------------------------------------------------------------
31.2               Rule 13a-14(a)/15d-14(a) certifications.
----------------------------------------------------------------------------------------------------------------------
32.1               Section 1350 certification.
----------------------------------------------------------------------------------------------------------------------
99.2               Second Amended and Restated Operating Agreement dated as of August 23, 2000 by and between USE
                   Sub, KC, GKM and Castlebridge. (12)
----------------------------------------------------------------------------------------------------------------------

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

(21) Incorporated by reference to the company's Report on Form 10Q for the period ended March 31, 2004

      (b)   Reports on Form 8-K

            None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U. S. ENERGY SYSTEMS, INC.

By: /s/ Lawrence Schneider
    --------------------------------------
    Lawrence Schneider                                    Dated: June 9, 2005
    Chief Executive Officer
    (Principal Executive Officer)

By: /s/ Richard J. Augustine
    --------------------------------------
    Richard J. Augustine                                  Dated:  June 9, 2005
    Chief Accounting Officer
    (Principal Accounting and Financial Officer)