Form 10-Q/A
period 2004-09-30
U S ENERGY SYSTEMS INC
filed 2005-06-10
CIK 351917

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

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM ________ TO ________.

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

Overview

We are filing this amendment to our Form 10-Q for the quarterly period ended September 30, 2004, to amend and restate financial statements and other financial information for the period with respect to the accounting for certain foreign currency hedge transactions.

On May 16, 2005, we filed an 8-K disclosing that we and Kostin Ruffkess & Company, LLC, our auditors with respect to the Applicable Reports (as defined), concluded that the Accounting Principles (as defined) were applied incorrectly with respect to our foreign currency loan and related hedge arrangement entered into in April 2004 in connection with the Cdn$107 million debt arrangement between our majority owned subsidiary, US Energy Biogas Corp. ("Biogas") and the Countryside Power Income Fund and its subsidiaries (the "Countryside Debt"). The term "Accounting Principles" refers to Statement of Financial Accounting Standards No. 52, Foreign Currency Translation (SFAS No. 52) and Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS No. 133).

We are hereby amending our Quarterly Reports on Form 10-Q for the period ended September 30, 2004 to amend and restate financial statements and other financial information with respect to these reports to reflect the impact of the changes in the exchange rate beyond the expiration of the hedge arrangement in March 2007, to reflect the outstanding principal amount of the Countryside Debt on a quarterly basis using the currency exchange rate in effect at the end of the applicable period and to record changes in the fair value of the hedge arrangement.

The following table isolates each of the restated amounts in the Company's Consolidated Balance Sheet as of September 30, 2004 and Statement of Operations and Other Comprehensive Income the Quarter ended September 30, 2004

                                                  RESTATED    AS ORIGINALLY
                                                                REPORTED
                                                            September 30, 2003

Consolidated Balance Sheet:
     Foreign Currency Hedge                      $   1,189         1,213
     Deferred Tax Asset                          $  12,178     $  10,954
     Total Assets                                $ 175,151     $ 173,951
     Long-Term Debt                              $  84,192     $  80,842
     Minority Interests                          $  13,501     $  14,381
     Accumulated Deficit                         $ (22,955)    $ (21,910)
     Other Comprehensive Income                  $      77           302
     Total Stockholder's Equity                  $  39,323     $  40,593
     Total Liabilities and Stockholders Equity   $ 175,151     $ 173,951

                                                  THREE MONTHS ENDED           SIX MONTHS ENDED
                                                  ------------------           ----------------
                                            RESTATED       AS ORIGINALLY    RESTATED    AS ORIGINALLY
                                                             REPORTED                     REPORTED
                                           September 30,   September 30,  September 30,  September 30,
                                                2004             2003         2004           2003
                                           -------------   -------------  -------------  -------------
Statement of Operations
     Foreign Currency Transaction loss          $(4,346)           --        (3,198)           --
     Minority Interest                              525          (670)        4,361         3,481
     Income Tax Benefit                             575        (1,157)        9,815         8,542
     Net Income(Loss)                              (676)          743         1,203         2,248
     Net income Applicable to Common Stock      $  (883)          536           582         1,627

     Income Per Share of Common Stock                --       $   .04       $   .05       $   .13


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

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                                    CONTENTS


PART I: Financial Information
                                                                            PAGE
Item 1:  Financial Statements

Overview.......................................................................2

Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003.....4

Consolidated Statements of Operations and Comprehensive Income/(Losses)
for the three months and nine months ended September 30, 2004 and 2003.........5

Consolidated Statements of Changes in Stockholders' Equity for the
nine months ended September 30, 2004 and for the year 2003..................6, 7

Consolidated Statements of Cash Flow for the nine months ended
September 30, 2004 and 2003....................................................8

Notes to Consolidated Financial Statements.....................................9

Item 2:  Management's Discussion and Analysis of Financial Condition and
Results of Operations.........................................................15

Item 3:  Quantitative and Qualitative Disclosures About Market Risk...........19

PART II. Other Information

Item 1:  Legal Proceedings....................................................19

Item 6:  Exhibits and Reports on Form 8-K.....................................20

Signatures....................................................................27

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in Thousands)

ASSETS                                                                             Sept. 30, 2004   Dec. 31, 2003
                                                                                     (Unaudited)      (Audited)
                                                                                   --------------   -------------
Current Assets:
     Cash                                                                              $  16,794      $   3,210
     Restricted Cash and Marketable Securities                                            10,577         17,703
     Restricted Investments                                                               17,539             --
     Accounts Receivable                                                                   5,632          9,105
     Notes Receivable                                                                      3,108          2,678
     Other Current Assets                                                                  2,838          3,664
                                                                                       ---------      ---------
         Total Current Assets                                                             56,488         36,360

  Property, Plant and Equipment (Net of Accumulated Depreciation)                         41,454         43,729
  Construction in Progress                                                                    --            595
  Notes Receivable, less Current Portion                                                  23,987         14,234
  Investments                                                                              1,766          8,251
  Debt Issuance Costs (Net of Accumulated Amortization)                                   11,463          2,405
  Deferred Tax Asset                                                                      12,178         11,812
  Other Assets                                                                                 7            257
  Foreign Currency Hedge                                                                   1,189             --
  Assets to be Disposed of                                                                    --         28,180
  Goodwill                                                                                26,619         26,218
                                                                                       ---------      ---------
         Total Assets                                                                  $ 175,151      $ 172,041
                                                                                       =========      =========

LIABILITIES
Current Liabilities:
     Current Portion Long-term Debt                                                        1,410      $   4,928
     Notes Payable - Stockholder                                                              --            688
     Accounts Payable and Accrued Expenses                                                 4,248          5,887
     Deferred Revenue Installment Sale Partnership Interest, Current Portion                 307          1,007
                                                                                       ---------      ---------
         Total Current Liabilities                                                         5,965         12,510

Long-Term Debt less Current Portion                                                       82,782         53,827
Notes Payable - Stockholder                                                                   --         10,641
Deferred Revenue Installment Sale Partnership Interest, less Current Portion               2,867          5,105
Deferred Royalty Liability                                                                 5,686             --
Rate Incentive Liability                                                                  25,027         20,652
Advances from Joint Ventures                                                                  --            102
Liabilities to be Disposed of                                                                 --         21,745
                                                                                       ---------      ---------
         Total Liabilities                                                               122,327        124,582
                                                                                       ---------      ---------

Minority Interests                                                                        13,501          8,374
                                                                                       ---------      ---------

STOCKHOLDERS' EQUITY
Preferred Stock, $.01 par Value, Authorized 10,000,000 Shares:
     Series B, Cumulative, Convertible, Issued and Outstanding 368 Shares                     --             --
     Series C Cumulative, Convertible, Issued and Outstanding 100,000 Shares                   1              1
     Series D, Cumulative, Convertible, Issued and Outstanding 1,138,888 Shares               11             11
Common Stock, $.01 par Value, Authorized 50,000,000 Shares, issued 12,333,974                123            123
Treasury Stock, 443,263 Shares of Common Stock and 2667 shares of preferred stock,
  at cost                                                                                 (2,204)        (2,204)
Additional Paid-in Capital                                                                64,270         64,891
Accumulated Deficit                                                                      (22,955)       (24,159)
Other Comprehensive Income                                                                    77            422
                                                                                       ---------      ---------
     Total Stockholders' Equity                                                           39,323         39,085
                                                                                       ---------      ---------
     Total Liabilities and Stockholders' Equity                                        $ 175,151      $ 172,041
                                                                                       =========      =========

                 See notes to consolidated financial statements
             which are an integral part of the financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPRENHENSIVE INCOME
                                   (Unaudited)
                        (in Thousands Except Share Data)

                                                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                       ------------------          -----------------
                                                                    Sept. 30,      Sept. 30,     Sept. 30,     Sept. 30,
                                                                       2004          2003          2004          2003
                                                                     --------      --------      --------      --------
Revenues                                                             $  6,213      $  8,706      $ 15,809      $ 28,939
                                                                     --------      --------      --------      --------

Costs and expenses:
    Operating Expenses                                                  2,523         4,309         7,454        15,479
    General and Administrative Expenses                                 1,733         1,764         3,415         4,793
    Depreciation and Amortization                                       1,232         1,078         3,298         3,354
    (Gain) from joint ventures                                             --          (227)           --          (556)
    Reserve for SEFL Investment                                        (1,087)           --         7,089            --
                                                                     --------      --------      --------      --------
       Total Costs and Expenses                                         4,401         6,924        21,256        23,070
                                                                     --------      --------      --------      --------

Income/(Loss) From Operations                                           1,812         1,782        (5,447)        5,869
Interest Income                                                           806           454         1,933         1,084

Dividend Income                                                            --            --            15            20
Other income (Loss)                                                     2,313            --         2,313            --
Foreign Currency Transaction Expense                                   (4,346)           --        (3,198)           --
Interest Expense                                                       (2,406)       (2,312)       (6,842)       (6,689)
Transaction Cost Expenses                                                  45            --       (12,185)           --
Minority Interest                                                         525          (291)        4,360          (771)
                                                                     --------      --------      --------      --------

Income / (Loss) Before Taxes                                           (1,251)         (367)      (19,051)         (487)
Income Tax Benefit/(Expense)                                              575         1,084         9,815         2,513
                                                                     --------      --------      --------      --------
Income (Loss) Before Discontinued Operations and
  Gain on Sale of Subsidiaries                                           (676)          717        (9,236)        2,026

Income From Discontinued Operations (Net of Tax)                           --            --           495            --
Gain on Sale of Subsidiaries and Partnership Interest
  (Net of Income Tax -2004 $8,875 and 2003-$887)                           --            --         9,945         1,419
                                                                     --------      --------      --------      --------

NET INCOME                                                               (676)          717         1,204         3,445

DIVIDENDS ON PREFERRED STOCK                                             (207)         (209)         (621)         (627)
                                                                     --------      --------      --------      --------

NET (LOSS) INCOME APPLICABLE TO COMMON STOCK                             (883)          508           583         2,818
                                                                     ========      ========      ========      ========

INCOME PER SHARE OF COMMON STOCK:
    Income Per Share of Common Stock - Basic                         $    (07)     $    .04      $    .05      $    .24
                                                                     ========      ========      ========      ========
    Income Per Share of Common Stock - Diluted                             --      $    .03      $    .03      $    .16
                                                                     ========      ========      ========      ========

Weighted Average Number of Common Shares Outstanding - Basic           11,890        11,950        11,890        11,950
Weighted Average Number of Common Shares Outstanding - Diluted         17,053        17,115        17,053        17,115
                                                                     ========      ========      ========      ========

OTHER COMPREHENSIVE INCOME, NET OF  TAX:
Net Income                                                           $   (676)     $    717      $  1,204      $  3,445
Comprehensive Income/(Loss)                                               122        (1,798)         (345)         (413)
                                                                     --------      --------      --------      --------
Total Comprehensive Income                                           $   (554)     $ (1,081)     $    859      $  3,032
                                                                     ========      ========      ========      ========

                 See notes to consolidated financial statements
             which are an integral part of the financial statements

                    U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 2003
                                    (Audited)
                                 (in Thousands)

                           Preferred Stock Series B  Preferred Stock Series C   Preferred Stock Series D       Treasury Stock
                           ------------------------- -------------------------- ------------------------- -------------------------
                             No. of       Amount        No. of       Amount       No. of       Amount       No. of       Amount
                             Shares                     Shares                    Shares                    Shares
                           ------------ ------------ ------------- ------------ ------------ ------------ ------------ ------------
Balance - Dec. 31, 2002
  as Previously Reported        368            --        100,000     $       1    1,138,888    $      11     (383,450)   $  (1,805)

Adjustments                      --            --             --            --           --           --           --           --

Balance - Dec. 31, 2002
  as Adjusted                   368                      100,000             1    1,138,888           11     (383,450)      (1,805)

Issuance of Common Stock

Foreign Currency
  Translation Adjustment

Treasury Stock                                                                                                (62,480)        (399)

Net Income for the Year
  Ended December 31, 2003

Dividends on Preferred
  Stock:

Series B

Series C

Series D

Balance -
  December 31, 2003             368            --        100,000     $       1    1,138,888    $      11     (445,930)   $  (2,204)

                                                                         Common Stock
                                     ---------------------------------------------------------------------------------
                                                                    Additional      Other
                                           No. of        Amount       Paid in   Comprehensive  Accumulated   Total
                                           Shares                     Capital      Income       Deficit
                                      --------------- ------------ ------------ -------------- ---------- -------------
Balance - Dec. 31, 2002
  as Previously Reported                12,333,613       $     123    $  65,720    $     701      $(23,154)  $  41,597

Adjustments                                     --              --           --           --        (2,843)     (2,843)

Balance - Dec. 31, 2002
  as Adjusted                           12,333,613             123       65,720          701       (25,997)     38,754

Issuance of Common Stock                       361

Foreign Currency
  Translation Adjustment                                                                (279)                     (279)

Treasury Stock                                                                                                    (399)

Net Income for the Year
  Ended December 31, 2003                                                                            1,838       1,838

Dividends on Preferred
  Stock:

Series B                                                                    (34)                                   (34)

Series C                                                                   (180)                                  (180)

Series D                                                                   (615)                                  (615)

Balance -
  December 31, 2003                     12,333,974       $     123    $  64,891    $     422      $(24,159)  $  39,085

                 See notes to consolidated financial statements
             which are an integral part of the financial statements

                    U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                    UNADUITED

                                 (in Thousands)

----------------------------- --------------------- ------------------------ ---------------------------- -------------------------
                                Preferred Stock          Preferred Stock             Preferred Stock
                                    Series B                 Series C                   Series D               Treasury Stock
----------------------------- --------------------- ------------------------ ---------------------------- -------------------------
                               No. of     Amount       No. of       Amount       No. of        Amount       No. of       Amount
                               Shares                  Shares                    Shares                     Shares
----------------------------- --------- ----------- -------------- --------- --------------- ------------ ------------ ------------
Balance - Dec. 31, 2003            368          --     100,000     $    1        1,138,888    $      11     (445,930)   $  (2,204)

Issuance of Common Stock

Foreign Currency
Translation Adjustment

Unrealized Losses

Treasury Stock

Net Income for Nine Months
Ended September 30, 2004

Dividends on Preferred
Stock:

Series B

Series C

Series D

Balance -
September 30, 2004                 368          --     100,000     $    1        1,138,888    $      11     (445,930)   $  (2,204)

                              ---------------------------------------------------------------------------------
                                                                Common Stock
                              ---------------------------------------------------------------------------------
                                                            Additional     Other
                                  No. of        Amount       Paid in   Comprehensive  Accumulated     Total
                                  Shares                     Capital        Loss        Deficit
                              --------------- ------------ ------------ ------------ ------------ -------------
Balance - Dec. 31, 2003       12,333,974       $     123    $  64,891    $     422    $  (24,159)  $  39,085

Issuance of Common Stock

Foreign Currency
Translation Adjustment

Unrealized Losses                                                             (345)                     (345)

Treasury Stock

Net Income for Nine Months
Ended September 30, 2004                                                                   1,204       1,204

Dividends on Preferred
Stock:

Series B                                                          (25)                                   (25)

Series C                                                         (135)                                  (135)

Series D                                                         (461)                                  (461)

Balance -
September 30, 2004            12,333,974       $     123    $  64,270    $      77    $  (22,955)  $  39,323

                 See notes to consolidated financial statements
             which are an integral part of the financial statements

                    U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED
                                 (in Thousands)

                                                                         Nine Months Ended
                                                                   ------------------------------
                                                                   Sept. 30, 2004  Sept 30, 2003
                                                                   ---------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                       $  1,204       $  3,445
     Adjustments to reconcile Net Income to Net Cash
       provided by (used in) Operating Activities:
         Depreciation                                                    2,799          3,354
         Amortization                                                      500             --
         Minority Interest Expense/Liability                             2,726            586
         Income Tax Benefit                                              1,625         (1,952)
         Foreign Currency Transaction                                    3,198             --
         Gain on Sale of Subsidiaries                                  (23,945)        (1,419)
         Reserve for Investment in SEFL                                  8,337             --
     Changes In:
         Accounts and Notes Receivable Trade                             3,473          1,525
         Other Current Assets                                              826         (1,755)
         Other Assets                                                      250             11
         Accounts Payable and Accrued Expenses                          (1,741)           (27)
         Deferred Revenue and Other                                     (2,938)           468
         Rate Incentive Liability                                        4,375          4,710
     Net Effect of Discontinued Operations                                  --             --
                                                                      --------       --------
Net Cash Provided from Operating Activities                                689          8,946
                                                                      --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Restricted Investments                                            (18,068)            --
     Change in Investments                                              15,776           (885)
     Acquisitions of Property and Equipment                               (524)        (1,924)
     Construction in Progress                                              595         (1,244)
     Goodwill                                                             (400)            --
                                                                      --------       --------
Net Cash Used by Investing Activities                                   (2,621)        (4,053)
                                                                      --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from Notes Receivable                                         69             --
     Proceeds from Long-Term Debt                                       22,088             --
     Payments of Long Term Debt                                         (9,274)        (1,121)
     Debt Issuance Costs                                                (9,558)            --
     Deferred Royalty Liability                                          5,686             --
     Transaction Cost Expenses                                              --             --
     Dividends on Preferred Stock                                         (621)          (627)
                                                                      --------       --------
Net Cash Provided by or Used in  Financing Activities                    8,390         (1,748)
                                                                      --------       --------

NET INCREASE IN CASH                                                     6,458          3,145

Cash, restricted cash and cash equivalents - beginning of period        20,913         16,215
                                                                      --------       --------
Cash, restricted cash and cash equivalents - end of period            $ 27,371       $ 19,360
                                                                      ========       ========

Supplemental disclosure of cash flow information:
     Cash paid for interest                                              5,452          5,181
     Contingent Note Receivable                                          2,502             --
     Note Receivable from Sale of Partnership Interest                  14,000             --
     Gain on Acquisition of Debt                                         2,728             --

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

We are hereby amending our Quarterly Reports on Form 10-Q for the period ended September 30, 2004 to amend and restate financial statements and other financial information with respect to these reports to reflect the impact of the changes in the exchange rate beyond the expiration of the hedge arrangement in March 2007, to reflect the outstanding principal amount of the Countryside Debt on a quarterly basis using the currency exchange rate in effect at the end of the applicable period and to record changes in the fair value of the hedge arrangement.

The following table isolates each of the restated amounts in the Company's Consolidated Balance Sheet as of September 30, 2004 and Statement of Operations and Other Comprehensive Income the Quarter ended September 30, 2004

                                                  RESTATED      AS ORIGINALLY
                                                                  REPORTED
                                                              September 30, 2003
Consolidated Balance Sheet:
     Foreign Currency Hedge                      $   1,189           1,213
     Deferred Tax Asset                          $  12,178       $  10,954
     Total Assets                                $ 175,151       $ 173,951
     Long-Term Debt                              $  84,192       $  80,842
     Minority Interests                          $  13,501       $  14,381
     Accumulated Deficit                         $ (22,955)      $ (21,910)
     Other Comprehensive Income                  $      77             302
     Total Stockholder's Equity                  $  39,323       $  40,593
     Total Liabilities and Stockholders Equity   $ 175,151       $ 173,951

(Continued)

                                                  THREE MONTHS ENDED             SIX MONTHS ENDED
                                                  ------------------             ----------------
                                               RESTATED     AS ORIGINALLY    RESTATED     AS ORIGINALLY
                                                              REPORTED                      REPORTED
                                             September 30,  September 30,  September 30,  September 30,
                                                  2004           2003          2004          2003
                                             -------------  -------------  -------------  -------------
Statement of Operations
     Foreign Currency Transaction Income        $(4,346)           --        (3,198)           --
     Minority Interest                              525          (670)        4,361         3,481
     Income Tax Benefit                             575        (1,157)        8,542         9,815
     Net Income(Loss)                              (676)          743         1,203         2,248
     Net income Applicable to Common Stock      $  (883)          536           582         1,627

     Income Per Share of Common Stock           $  (.07)      $   .04       $   .05       $   .13

NOTE C - NET INCOME (LOSS) PER SHARE

Net Income (Loss) per share has been computed on the basis of the weighted average number of shares outstanding during the periods. In case of (Loss), common stock equivalents have not been included in the computation since their inclusion would be anti-dilutive.

NOTE D - STOCK-BASED COMPENSATION

The Company has elected to account for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employee's and discloses the pro forma effects on net loss and loss per share had the fair value of options been expensed. Under the provisions of APB No. 25, compensation arising from the grant of stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock. For the three month period ended September 30, 2004, there were no stock options granted or vested.

NOTE E - FOREIGN CURRENCY

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

NOTE F - INVESTMENTS IN DERIVATIVES

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

NOTE G - INCOME TAXES

The nine-month financial statements for the period ended September 30, 2004 reflect an decrease in the deferred tax asset due to the gains associated with the CPIF, as defined in Note M, the purchase of subordinated indebtedness at a discount to the face value of the note and the gain associated with the AJG genco transaction less the write off of the investment in SEFL. (See Notes M and I for a description of these transactions). In the first nine months of 2003 the increase in the deferred tax asset balance reflects increased net operating loss carry-forwards produced in that period.

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

We initially invested approximately $5,000 in cash and 167 of our common shares, valued at approximately $769 in SEFL, and EIC invested its proportionate share in cash.

On September 30, 2003 ESS sold a 2% interest in SEFL (See Note N) to Borg Energi AB for $223 Due to the issuance of additional common stock to EIC for additional investments in the fourth quarter of 2003, the Company's ownership interest in SEFL was reduced to 32% and was accounted for using the equity method in 2003. The investment in SEFL including equity investments, inter-company loans and unrepatriated retained earnings amounted to approximately $8,200.

As indicated in Note I to the Consolidated Financial Statements for the period ended March 31, 2004, the Company disclosed pending litigation associated with the SEFL investment. As of the end of that quarter, the Company had reserved its entire $8,200 investment in SEFL.

On July 8 2004 in the context of an overall settlement, SEFL sold its loan and equity investments in ESS to its primary lender, Lantbrukskredit AB ("LBK) for
35.5 million Kronor and a release of SEFL and its shareholders from all obligations under the financing agreements with LBK. In addition, USEY and ESS terminated their service agreement. From the 35.5 million Kronor received from LBK, SEFL paid the Company $1,100 as repayment of an intercompany loan from the Company to SEFL. Since the amount reserved for SEFL included this intercompany loan, the $1,100 has been recognized during the third quarter of 2004 as a reduction in the reserve amount. The $1,100 was received on July 21, 2004. Subsequent to the overall settlement, the total investment in SEFL was written off against the reserve account.

NOTE J - FOREIGN CURRENCY TRANSACTIONS

USEB's Countryside Debt obligations require that debt service payments be made in Canadian dollars. USEB has entered into a cash flow foreign currency hedge agreement with financial institutions fixing the Canadian dollar to US dollar exchange rate at $1.331 Canadian dollar per US dollar. This hedge agreement fixes the exchange rate on all schedule debt service payments through March 31, 2007 when the agreement expires. Subsequent to the expiration of the hedge agreement, USEB's debt service payments to the Countryside Fund are subject to fluctuations in the currency exchange rate.

As required by SFAS No. 52, Foreign Currency Translation, and SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, USEB has adjusted the outstanding principal on the debt owed to the Countryside Fund to reflect the currency exchange rate as of the end of the financial reporting period. The gain or loss resulting from the adjustment of the outstanding principal from that recorded in the previous reporting periods is recorded as Foreign Currency Transaction Income (Loss).

Following is a summary of the Foreign Currency Transaction account as of September 30, 2004(the exchange rates are Canadian dollars per one US dollar and are stated whole dollars, all other amounts are in $000's):

         Currency Exchange Rate at Loan Origination, April 8, 2004     $1.3140
         Currency Exchange Rate as of June 30, 2004                    $1.3338
         Currency Exchange Rate as of September 30, 2004               $1.2616
         Cumulative Translation Adjustments Beginning
                  Of Reporting Period                                  $ 1,148
         Cumulative Translation Adjustments End
                  Of Reporting Period                                  $(3,198)
         Aggregate Adjustment for the Current
                  Reporting Period Income/ (Expense)                   $(4,346)
         Deferred Income Taxes Allocated
                  To Adjustment in the Reporting Period                $ 1,732

NOTE K - OTHER COMPREHENSIVE INCOME/(LOSS)

The other Comprehensive gain for the three months ended September 30, 2004 is comprised of $229 in gains associated with foreign currency exchange rates less $107 in losses associated with unrealized losses on available for sale marketable securities. The $345 Comprehensive Loss reported for the nine month period ended September 30, 2004 is comprised of $238 in losses associated with foreign currency exchange rates and $107 in losses associated with unrealized losses on available for sale marketable securities.

NOTE L - ACCOUNTING CHANGES

The Company's accounting policy pertaining to the financial accounting of the Illinois rate incentives received by its Illinois-based biogas to energy projects was changed effective as of April 1, 2001. The change in tax accounting had no impact on consolidated cash flow.

Following is a summary of the prior period adjustments made to the audited financial statements:

Balance Sheet:                  (dollars in thousands)
           ---------------------------------------------------------------------
           Deferred Tax Asset   Goodwill    Minority Interest  Retained Earnings
           ------------------ ------------ ------------------- -----------------
Year 2003      $(7,283)          $(430)         $(3,528)          $(4,185)

NOTE M - SALE OF SUBSIDIARIES

Introduction

On April 8, 2004 Countryside Power Income Fund (CPIF), a newly formed Canadian income fund the Company sponsored, completed its initial public offering of trust units in Canada pursuant to which it raised approximately $102,000 in net proceeds. All amounts reflected herein are stated in US dollars and the exchange rate used is the rate effective as of April 8, 2004 of Cdn $1.33 to US $1.00. The transactions described below were completed by the Company or Biogas and its subsidiaries. The following is a summary of the terms of such transactions and such summary is qualified in its entirety by reference to the applicable transaction document.

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

USEB Loans

Countryside Canada Power, Inc. ("Countryside Canada"), a subsidiary of CPIF, purchased the existing senior debt relating to certain of USEB's projects ("Existing Loans") from the holders thereof. One of such holders, AJG Financial Services Inc.("AJG"), a subsidiary of Arthur J. Gallagher, Inc., was paid an aggregate of $6,419 (inclusive of principal and accrued interest) for its portion of the Existing Loans. AJG and its affiliates beneficially own more than five percent of our common stock

Upon acquisition of the Existing Loans, a subsidiary of the Fund advanced additional funds of $23,800 ("Additional Advances") to USEB and amended the Existing Loans to, among other things, cover the Additional Advances and to modify certain loan covenants that were restrictive to USEB. Among other things, the Additional Advances were used to fund (i) approximately $9,600 in costs related to the acquisition and amendment of the Existing Loans (ii) a debt service reserve account in the amount of $2,000, (iii) additional deposits of $8,,200 into the Illinois Reserve account established to fund reimbursement payments due to the State of Illinois under the Illinois subsidy and (iv) an improvement reserve of $4,000 established to fund USEB capital projects. Including the Additional Advances, the USEB Loans have a principal amount of approximately $81,000. The USEB Loans are denominated in Canadian dollars and the principal amount of such loans is Cdn$107,000. The loans purchased by CPIF are obligations of USEB, which are secured by a first ranking lien held by Countryside Canada on all of USEB's assets (with specified exceptions) and are generally guaranteed by USEB's subsidiaries. The guaranty obligations of the USEB subsidiaries are secured by the assets of such subsidiaries (with specified exceptions). The interest rate on the USEB Loans is 11% per annum, principal and interest is payable monthly, and the loans mature in 2019, subject to mandatory prepayment upon the occurrence of specified events and prepayment at the election of the lender after ten years.

Due the requirement in the amended loan documents that debt service payments be made to CPIF in Canadian dollars, USEB has entered into a three year hedge agreement with TD Bank fixing the US dollar to Canadian dollar exchange rate at US$0.76 per Canadian dollar. The agreement fixes the US Dollar amount USEB pays CPIF for the monthly principal and interest payments for the 3 year term of the agreement. Upon the expiration of the hedge agreement in March, 2007, USEB may be exposed to foreign currency risk at that time. According to the terms of the loan agreement with CPIF, after the expiration of the current hedge agreement, USEB is required to maintain a foreign currency hedge agreement for a minimum of 75% of the ongoing debt service payments. USEB will be at risk for fluctuations in the currency exchange rate should the rate vary from the exchange rate existing in the expiring hedge agreement.

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

The completion of this transaction resulted in a $16,000 non-recurring pre-tax gain for USEB recorded in the nine month period ended September 30, 2004. The USEY portion of this gain after allowing for Cinergy's minority interest and taxes amounts to $5,384.

NOTE N - BASIS OF PRESENTATION

As indicated in Note I the Company formed a joint venture Scandinavian Energy Finance, Limited ("SEFL") for the distribution of biomas-fueled energy to 800 customers in Sweden. The Company originally acquired a 51% interest in the SEFL venture for approximately $5,800 and, accordingly, the joint venture's financial statement had been consolidated with the Company's Financial Statements. Effective September 30, 2003 the Company sold a 2% interest in the SEFL venture for $231 reducing its interest to 49%. The Company's interest was further reduced to 32% in the Fourth Quarter of 2003. As a result, the Company's investment in the SEFL joint venture was accounted for using the equity method. The deconsolidation of the SEFL Joint Venture had a significant effect on the Company's consolidated total assets. As indicated in Note I, SEFL has sold its investments in the Swedish energy business to SEFL's senior lender. The Company has fully eliminated its investment in SEFL from its financial statements.

NOTE O - TRANSACTION AND DEBT ISSUANCE COSTS

Transaction and Debt Issuance Costs totaling $12,185 consisting of non-recurring expenses associated with the completion of the transaction with CPIF were expensed during the nine month period. Included in this amount is $9,886 reimbursed to CPIF related to expenses incurred by CPIF in the acquisition of the Existing Loans from the existing lenders and $2,299 of unamortized debt issuance costs related to the debt acquired by CPIF that remained on USEB books.

Debt issuance costs are amortized on a straight-line basis over the terms of the financing. For the nine months ended September 30, 2004, the amount amortized to expense was approximately $500 and the unamortized balance as of September 30, 2004 was $11,463. This amount will be amortized over 15 years, the remaining term of the debt, with the annual amortization expense equal to approximately $793 per annum.

NOTE P - DISCONTINUED OPERATIONS

The Company sold its USE Canada operation to CPIF. The closing date of the sale was April 8, 2004. The sale of USE Canada resulted in that entity becoming a discontinued operation in 2003 and was categorized as such on previous financial statements. Assets and liabilities categorized as discontinued operations were as follows:

                                                              Year 2003
                                                             -----------
        Assets:
        Cash                                                 $      676
        Accounts Receivable                                       1,813
        Other Current Assets                                        833
        Property Plant and Equipment                             22,948
        Deferred Tax Asset                                        1,678
        Other Assets                                                232
                                                             ----------
        Total Assets                                         $   28,180
                                                             ==========

        Liabilities:
        Current Portion of Long Term Debt                    $    2,013
        Accounts Payable and Other                                2,316
        Long Term Debt less Current Portion                      17,416
                                                             ----------
        Total Liabilities                                    $   21,745
                                                             ==========

These assets and liabilities are reflected on the year 2003 Balance Sheet under the caption "Assets to be disposed of" and "Liabilities to be disposed of".

USE Canada was purchased by the Company on June 11, 2001. Total revenues for USE Canada for the first nine months of 2003 were $ 9,456.

The Company sold Geothermal, LLC on June 30, 2003. Revenues for Geothermal, LLC for the first six months of 2003 were $1,003.

NOTE Q - OTHER INCOME - ACQUISITION OF INDEBTEDNESS

On September 30, 2004, USEB purchased the subordinated note issued by USEB to AJG Financial Services, Inc. The note, with an outstanding principal amount of $5,729 plus outstanding accrued interest, was purchased for $3,000. The purchase resulted in a non-recurring gain during the current reporting period of $2,728 equal to the difference between the acquisition price and the note's face value. The gain has been recorded as Other Income in the financial statements.


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

The Companies revenues for the three month period ending September 30, 2004 were $6,213, a decrease of $2,493, or 29%, compared with the three month period ending September 30, 2003. For the nine month period ending September 30, 2004, revenues were $15,809, a decrease of $13,130, or 45%, compared to the similar nine month period in 2003. The primary reason for the decrease was the recording, during the 2003 comparative periods, of revenues from USE Canada and USE Geothermal operations that were not included in revenues for the 2004 periods. The table below indicates the revenues for the comparative periods pertaining to these operations:

                                         Three Months Ended                                 Nine Months Ended
                                            (in thousands)                                     (in thousands)
                             -------------------------------------------        ----------------------------------------
                               Sept. 30, 2004         Sept. 30, 2003               Sept. 30, 2004        Sept. 30, 2003
                             -----------------      --------------------          -----------------     -----------------
USE Canada  Revenues                        -                    $2,315                         -                $ 9,456
USE Geothermal Revenues                     -                         -                         -                  1,003
                             -----------------      --------------------          ----------------      -----------------
Total                                       -                    $2,315                         -                $10,459
                             =================      ====================          ================      =================

The decrease in revenues from these operations is offset by decreases in operating expense and interest expense related to the assets.

After adjusting total revenues for revenues from the sold operations, revenues for the three and nine month period ended September 30, 2004 decreased by $178, or 3%, and $2,671, or 14%, respectively. These decreases were primarily due to a USEB project that terminated operations in 2003 due to a contract termination and to other revenues related to operations which were offset by operating expenses as indicated below.

Operating expenses for the three month period ending September 30, 2004 were $2,523, a decrease of $1,786, or 41%, compared with the three month period ending September 30, 2003. For the nine month period ending September 30, 2004, operating expenses were $7,454, a decrease of $8,025, or 52%, compared to the similar nine month period in 2003. The primary reason for the decrease was the recording during the 2003 comparative periods, of operating expenses related to the operations of USE Canada and USE Geothermal operations. There were no operating expenses pertaining to these operations during the 2004 periods. The table below indicates the operating expenses for the comparative periods pertaining to these operations:

                                                  Three Months Ended                           Nine Months Ended
                                                    (in thousands)                               (in thousands)
                                          -----------------------------------       ----------------------------------------
                                          Sept. 30, 2004     Sept. 30, 2003          Sept. 30, 2004        Sept. 30, 2003
                                          ---------------    ----------------       ------------------    ------------------
USE Canada  Operating Expenses                         -              $1,494                      -                 $6,702
USE Geothermal Operating Expenses                      -                   -                      -                    400
                                          ---------------    ----------------       ------------------    ------------------
                                                       -              $1,494                      -                 $7,102
                                          ===============    ================       ==================    ==================

After adjusting operating expenses for expenses from the sold operations, operating expenses for the three and nine month period ended September 30, 2004 decreased by $292, or 10%, and $923, or 11%, respectively.

General and Administrative expenses for the three month periods ending September 30, 2004 were $1,733, a decrease of $31, or 2%, compared with the three month period ending September 30, 2004. For the nine month period ending September 30, 2004, general and administrative expenses were $3,145, a decrease of $1,378, or 29%, compared to similar nine month period in 2003. The decrease is summarized in the following schedule:

                                                Three Months Ended                          Nine Months Ended
                                                   (in thousands)                              (in thousands)
                                       -------------------------------------    ------------------------------------------
                                       Sept. 30, 2004        Sept. 30, 2003      Sept. 30, 2004           Sept. 30,2003
                                       ---------------       ---------------    -----------------        -----------------
Salaries, Incentives & Other Compensation      $  423               $  527               $4,706                    $1,745
Legal and Professional                             89                  231                  320                       556
Insurance                                         110                  117                  389                       504
Corporate Expenses                                132                  286                  346                       656
Other                                             979                  603                1,115                     1,332
CPIF Transaction Costs                              -                    -                1,378                         -
CPIF Expense Reimbursement                          -                    -               (4,839)                         -
                                       ---------------       --------------     ----------------          ----------------
Total                                          $1,733               $1,764               $3,415                    $4,793
                                       ===============       ==============     ================          ================

A portion of the change in general and administrative expenses is due to the recording during the 2003 periods of expenses related to USE Canada and USE Geothermal operations. There were no general and administrative expenses related to these operations during the 2004 periods. The table below indicates the general and administrative expenses for the respective periods related to these assets:

                                           Three Months Ended                            Nine Months Ended
                                             (in thousands)                                (in thousands)
                                   ------------------------------------        ---------------------------------------
                                   Sept. 30, 2004       Sept. 30, 2003          Sept. 30, 2004        Sept. 30, 2003
                                   ----------------     ---------------        ------------------    -----------------
USE Canada                                -                       $186                 -                         $550
USE Geothermal                            -                          -                 -                          322
                                   ----------------     ---------------        ------------------    -----------------
                                          -                       $186                 -                         $872
                                   ================     ===============        ==================    =================

After adjusting general and administrative expenses for expenses from the sold operations, general and administrative expenses increased for the three month period by $155, or 10%, and decreased for the nine month period by $506, or 13%. During the nine month period ended September 30, 2004, general and administrative expenses included the reimbursement from CPIF of $4,839 for expenses incurred by the Company related to the CPIF transaction. This reimbursement offset incentive compensation awarded to employees and officers in connection with the CPIF transaction and per existing employment agreements which, combined, totaled $3,200 and $1,378 of costs associated with the CPIF transaction.

Depreciation and amortization expenses for the three month period ending September 30, 2004 were $1,232, an increase of $154, or 14%, compared with the three month period ending September 30, 2003. Depreciation and amortization expenses for the nine month period ending September 30, 2004 were $3,298, a decrease of $56, or 2%, compared to the similar nine month period in 2003. A portion of these changes is the result of the recording, during the 2003 comparative periods, of depreciation related to USE Canada and USE Geothermal operations. The table below indicates the depreciation for the comparative periods pertaining to these operations:

                                           Three Months Ended                            Nine Months Ended
                                              (in thousands)                                (in thousands)
                                   ------------------------------------        ---------------------------------------
                                   Sept. 30, 2004       Sept. 30, 2003          Sept. 30, 2004        Sept. 30, 2003
                                   ----------------     ---------------        ------------------    -----------------
USE Canada Depreciation                   -                       $194                 -                         $565
USE Geothermal Depreciation               -                          -                 -                          126
                                   ----------------     ---------------        ------------------    -----------------
                                          -                       $194                 -                         $691
                                   ================     ===============        ==================    =================

After adjusting depreciation and amortization expenses for expenses from the sold operations, the expense increased by $348, or 39%, and $635, or 24%, for the comparative three and nine month periods. The increase is related to an increase in the amortization of debt issuance costs resulting from the CPIF transactions plus an increase in depreciation from the USEB assets.

Other Income of $2,313 for the three and nine month period ended September 30, 2004, primarily resulted from the company's purchase of a subordinated note issued by USEB to AJG Financial Services. The outstanding principal amount of $5,728,883 plus outstanding accrued interest was purchased for $3,000. The purchase resulted in a non recurring gain during the three month period ended September 30, 2004 of $2,729. The gain represents the amount of the acquisition price below the note's face value.

Interest Income increased by $352 and $849 for the comparative three and nine months periods ended September 30. The increase is due to interest income from the AJG Financial Services, Inc note receivable as discussed in Note M.

Interest Expense for the three month period ending September 30, 2004 was $2,406, an increase of $94, or 4%, when compared to the three month period ending September 30, 2003. Interest expense for the nine month period ending September 30, 2004 was $6,842, an increase of $153, or 2%, compared to the similar nine month period in 2003. Interest expense for the 2003 comparative periods included interest related to USE Canada and USE Geothermal operations. The table below indicates the interest expense for the comparative periods pertaining to these operations:

                                              Three Months Ended                            Nine Months Ended
                                                 (in thousands)                               (in thousands)
                                     -------------------------------------        ---------------------------------------
                                     Sept. 30, 2004        Sept. 30, 2003          Sept. 30, 2004        Sept. 30, 2003
                                     -----------------     ---------------        ------------------    -----------------
USE Canada  Interest Expense                -                         $326                -                         $963
USE Geothermal Interest Expense             -                            -                -                            -
                                     -----------------     ----------------       ------------------    -----------------
                                            -                         $326                -                         $963
                                     =================     ================       ==================    =================

After adjusting interest expense for expenses from the sold operations, interest expense for the three and nine month periods ended September 30, 2004 increased by $420, or 21%, and $1,116, or 19%, respectively. The increase is due to the increase in the amount of debt and the interest rate on that debt from the CPIF transaction.

Foreign Currency Transaction Expense was $4,346 for the three months ended September 30, 2004 and represents the adjustment, as required by SFAS 52, Foreign Currency Translations, to the outstanding principal owed on the Countryside Debt to reflect the change in the currency exchange rate from the start of the reporting period. The Canadian dollar to US dollar exchange rate decreased to $1.2616 as of September 30, 2004 from $1.3338 as of June 30, 2004, resulting in a net loss for the period of $4,346, after adjustments relating to our foreign currency cash flow hedge. The Deferred Income Tax asset was increased by $1,732 to reflect the tax effect of the Transaction gain. See Note J to the Consolidated Financial Statements. During the three and nine months ended September 30, 2003, there was no Foreign Currency Transaction adjustment as the Countryside debt arrangements were entered into on April 8, 2004.

Transaction Costs totaling $12,185 consisting of non-recurring expenses associated with the completion of the CPIF transaction were expensed during the nine month period. Included in this amount is $9,886 reimbursed to CPIF related to expenses incurred by CPIF in their acquisition of the Existing Loans and $2,299 of unamortized debt issuance costs related to the debt acquired by CPIF that remained on USEB books.

Income from discontinued operations reflects the after tax net income applicable to the Canadian District Energy System (USE Canada) which was sold to CPIF in April 2004 and Geothermal, LLC (Steamboat) which was sold in June 2003.

Gain on sale of subsidiaries reflects the sale of USE Canada to CPIF and the gain resulting from AJG's payment for its 50% ownership interests in IEGP II that it had previously acquired. The after-tax gain on the sale of USE Canada amounted to $4,561 and the net gain on AJG's payment for its interest in IEGP II after allowing for taxes and minority interest amounted to $5,384. For additional information on these items see note M to the consolidated financial statements.

Comprehensive Income for the three month period ending September 30, 2004 was $122. This income is comprised of marked to market valuations for the foreign currency exchange hedging arrangement and open equity positions in the investment accounts. For the three month period comprehensive income related to the foreign currency exchanges hedging arrangement amounted to $229, net of taxes and minority interest, less an offsetting loss related to the mark to market for the open equity positions of $107. For the nine month period ending September 30, 2004, the Comprehensive Loss included $184 in gains associated with the foreign currency exchange hedging less $107 in losses related to the mark to market for open equity positions less a loss of $422 related to USE Canada operations.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2004, cash and cash equivalents totaled approximately $27,371 of which $16,794 was unrestricted, compared with $20,913 at December 31, 2003 of which $3,210 was unrestricted. In addition, the Company also had $17,539 in restricted investment accounts. When combined, the total cash and investment accounts totaled $44,910 as of September 30, 2004.

In connection with notes payable by USEB, which are guaranteed by certain USEB subsidiaries, the lender requires the subsidiaries to maintain various restricted cash accounts and investment accounts, which, at September 30, 2004, amounted to $28,116. These restricted cash and investment accounts include a reserve for the repayment of the Illinois incentive liability, a debt service reserve and a construction reserve from which USEB can fund portfolio expansion. Prior to the CPIF transaction, certain lenders required USEB and certain of its subsidiaries to hold in restricted project revenue accounts, referred to in the table below as Lender Reserve Accounts. With the restructuring of these loans through the CPIF transaction, the requirement to maintain these project revenue accounts was eliminated. A summary of the restricted cash accounts at September 30, 2004 and December 31, 2003 follows:

                                               As of September 30, 2004        As of December 31, 2003
                                               ------------------------      ---------------------------
                                                    (in thousands)                 (in thousands)
                                               ------------------------      ---------------------------
Illinois Reserve Account - Cash                          $ 3,016                     $11,192
Illinois Reserve Account - Marketable Securities          17,539                           -
Debt Service Reserve Account                               2,005                           -
Construction Reserve Account                               4,010                           -
Lender Reserve Account                                         -                       5,750
Dividend Reserve Account                                   1,408                         731
Other Reserve Accounts                                       138                          30
                                               ------------------------      ---------------------------
Total                                                    $28,116                     $17,703
                                               ========================      ===========================

The increases in total cash and cash equivalents during the first nine months of 2004 amounting to $6,458. This increase primarily reflect funds received from the CPIF transaction. During the first nine months of 2004, cash flow of $689 was generated by operating activities offset by $2,621 used in financing activities and $8,390 provided by financing activities.

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

Generally the Company does not enter into any interest rate or derivative transactions as a hedge against these market risks as the underlying assets and investments are long-term in nature. However, the foreign currency hedge agreement entered into by USEB, as discussed in Note J to the Consolidated Financial Statements, eliminates the impact, from a cash flow perspective, of fluctuations in currency exchange rates on our Countryside debt service payments through March 31, 2007.


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

      In September and October 2004 we issued, pursuant to our 2000 Executive Incentive Compensation Plan ("the Plan"), the following restricted stock units (pursuant to agreements, the forms of which have been filed as exhibits), to the directors and executive officers identified below (capitalized terms used without being defined herein shall have the meanings ascribed to such terms by the Plan):

                                                        Number of Restricted
Name                                                         Stock Units
----                                                         -----------
Lawrence I. Schneider                                          434,783 (1)
Stephen Brown                                                    5,000 (2)
Evan Evans                                                       7,051 (2)
Kenneth Leung                                                    5,128 (2)(3)
Irving Levine                                                    4,615 (2)(3)
Carl Greene                                                      8,333 (2)
Allen J. Rothman                                               108,696 (1)
Richard J. Augustine                                            36,232 (1)

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

(3) Messrs. Leung and Levine no longer serve as directors.


Item 6 - Exhibits

------------------ ---------------------------------------------------------------------------------------------------
Exhibit
Number             Description
------------------ ---------------------------------------------------------------------------------------------------
2.1                Merger Agreement by and between the Company, USENVIRO Merger Corp., American Enviro-Services,
                   Inc., and the shareholders of American Enviro-Services, dated as of August 4, 1997 (4)
------------------ ---------------------------------------------------------------------------------------------------
2.2                Subscription Agreement dated as of August 23, 2000, by and among U.S. Energy System Castlebridge,
                   LLC ("USE Sub"), Kemper-Castlebridge, Inc., ("KC"), GKM II Corporation ("GKM") and Castlebridge
                   Partners, LLC ("Castlebridge") (9)
------------------ ---------------------------------------------------------------------------------------------------
2.3                Agreement and Plan of Reorganization and Merger dated as of November 28, 2000, by and among U.S.
                   Energy Systems, Inc. ("US Energy"), USE Acquisition Corp. ("US Energy Sub"), and Zahren
                   Alternative Power Corp. ("Zapco") (without schedules or exhibits) (the "Merger Agreement"). (11)
------------------ ---------------------------------------------------------------------------------------------------
2.4                Amendment No 1 dated as of the 11th day of December, 2000 to the Merger Agreement. (11)
------------------ ---------------------------------------------------------------------------------------------------
2.5                Amendment No. 2 dated as of the 19th day of December, 2000 to the Merger Agreement. (15)
------------------ ---------------------------------------------------------------------------------------------------
2.6                Amendment No. 3 dated as of the 19th day of January, 2001 to the Merger Agreement. (15)
------------------ ---------------------------------------------------------------------------------------------------
2.7                Amendment No. 4 dated as of the 23rd day of February, 2001 to the Merger Agreement. (15)
------------------ ---------------------------------------------------------------------------------------------------
2.8                Amendment No. 5 dated April 30, 2001 to the Merger Agreement. (16)
------------------ ---------------------------------------------------------------------------------------------------
2.9                Stock Purchase Agreement dated as of June 11, 2001 by and between USE Canada Acquisition Corp.
                   and Trigen-Canada Company LLC. (17)
------------------ ---------------------------------------------------------------------------------------------------
2.10               Amendment No. 6 dated as of November 1, 2002 to the merger Agreement. (18)
------------------ ---------------------------------------------------------------------------------------------------

------------------ ---------------------------------------------------------------------------------------------------
Exhibit
Number             Description
------------------ ---------------------------------------------------------------------------------------------------
2.11               Amendment No. 7 dated as of the 10th day of February, 2003 to the Merger Agreement. (19)
------------------ ---------------------------------------------------------------------------------------------------
2.12               Amendment No. 8 dated as of the 13th day of March, 2003 to the Merger Agreement. (19)
------------------ ---------------------------------------------------------------------------------------------------
2.13               Amendment No. 9 dated as of the 15th day of April, 2003 to the Merger Agreement
------------------ ---------------------------------------------------------------------------------------------------
2.14               Amendment No. 10 dated as of the 14th day of May, 2003 to the Merger Agreement
------------------ ---------------------------------------------------------------------------------------------------
2.15               Amendment No. 11 dated as of the 11th day of June, 2003 to the Merger Agreement
------------------ ---------------------------------------------------------------------------------------------------
2.16               Amendment No. 12 dated as of the 29th day of June, 2003 to the Merger Agreement
------------------ ---------------------------------------------------------------------------------------------------
2.17               Amendment No. 13 dated as of the 11th day of July, 2003 to the Merger Agreement
------------------ ---------------------------------------------------------------------------------------------------
2.18               Amendment No. 14 dated as of the 28th day of July, 2003 to the Merger Agreement
------------------ ---------------------------------------------------------------------------------------------------
3.1                Restated Certificate of Incorporation of the Company filed with the Secretary of State of
                   Delaware. (1)
------------------ ---------------------------------------------------------------------------------------------------
3.2                By-Laws of the Company (2)
------------------ ---------------------------------------------------------------------------------------------------
3.3                Articles of Organization of Steamboat Envirosystems, L.C (1)
------------------ ---------------------------------------------------------------------------------------------------
3.4                Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company (10)
------------------ ---------------------------------------------------------------------------------------------------
3.5                Certificate of Increase of Series A Convertible Preferred Stock of the Company (10)
------------------ ---------------------------------------------------------------------------------------------------
3.6                Amended and Restated By-Laws of US Energy (11)
------------------ ---------------------------------------------------------------------------------------------------
3.7                Form of Certificate of Designation for US Energy's Series C Preferred Stock (15)
------------------ ---------------------------------------------------------------------------------------------------
3.8                Form of Certificate of Designation for US Energy's Series D Preferred Stock (15)
------------------ ---------------------------------------------------------------------------------------------------
3.9                Certificate of Correction to Certificate of Designation of Series A Preferred Stock (15)
------------------ ---------------------------------------------------------------------------------------------------
3.10               Certificate of Correction to Certificate of Designation of Series B Preferred Stock (15)
------------------ ---------------------------------------------------------------------------------------------------
4.1                Specimen Stock Certificate (1)
------------------ ---------------------------------------------------------------------------------------------------
4.2                Form of Warrant (1)
------------------ ---------------------------------------------------------------------------------------------------
4.3                Form of Warrant Agreement (1)
------------------ ---------------------------------------------------------------------------------------------------
4.4                Form of Representative's Purchase Option (1)
------------------ ---------------------------------------------------------------------------------------------------
4.5                Certificate of Designation of Series A Convertible Preferred Stock of the Company as filed with the Secretary of State of Delaware on March 23, 1998 (7)
------------------ ---------------------------------------------------------------------------------------------------
4.6                Certificate of Designation of Series B Convertible Preferred Stock of the Company as filed with the Secretary of the State of Delaware (14)
------------------ ---------------------------------------------------------------------------------------------------
4.7                Amended and Restated Plan of Recapitalization dated as of July 31, 2000 by and between the
                   Company and the parties identified therein. (15)
------------------ ---------------------------------------------------------------------------------------------------
4.8                Form of Series B Warrant to Purchase Shares of Common Stock (10)
------------------ ---------------------------------------------------------------------------------------------------
4.9                Form of Series C Redeemable Common Stock Purchase Warrant of US Energy (11)
------------------ ---------------------------------------------------------------------------------------------------
10.1               Plan of Reorganization of Cogenic Energy Systems, Inc. (2)
------------------ ---------------------------------------------------------------------------------------------------
10.2               8% Convertible Subordinated Debenture due 2004 (2)
------------------ ---------------------------------------------------------------------------------------------------
10.5               Purchase Agreement, dated as of January 24, 1994, between Lehi Co-Gen Associates, L.C. and Lehi
                   Envirosystems, Inc. (2)
------------------ ---------------------------------------------------------------------------------------------------
10.6               Operating Agreement among Far West Capital, Inc., Suma Corporation and Lehi Envirosystems, Inc.
                   dated January 24, 1994 (2)
------------------ ---------------------------------------------------------------------------------------------------
10.7               Form of Purchase and Sale Agreement between Far West Capital, Inc., Far West Electric Energy
                   Fund, and L.P., 1-A Enterprises, the Company and Steamboat LLC (1)
------------------ ---------------------------------------------------------------------------------------------------

------------------ ---------------------------------------------------------------------------------------------------
Exhibit
Number             Description
------------------ ---------------------------------------------------------------------------------------------------
10.8               Form of Operation and Maintenance Agreement between Steamboat LLC and S.B. Geo, Inc. (1)
------------------ ---------------------------------------------------------------------------------------------------
10.9               Letter Agreement, dated as of November 8, 1994, between the Company, PSC Cogeneration Limited
                   Partnership, Central Hudson Cogeneration, Inc. and Independent Energy Finance Corporation (1)
------------------ ---------------------------------------------------------------------------------------------------
10.10              Agreement among the Company, Plymouth Envirosystems, Inc., IEC Plymouth, Inc. and Independent
                   Energy Finance Corporation dated November 16, 1994 (1)
------------------ ---------------------------------------------------------------------------------------------------
10.11              Amended and Restated Agreement of Limited Partnership of Plymouth Cogeneration Limited
                   Partnership between PSC Cogeneration Limited Partnership, Central Hudson Cogeneration, Inc. and
                   Plymouth Envirosystems, Inc. dated November 1, 1994 (1)
------------------ ---------------------------------------------------------------------------------------------------
10.12              Amended and Restated Agreement of Limited Partnership of PSC Cogeneration Limited Partnership
                   among IEC Plymouth, Inc., Independent Energy Finance Corporation and Plymouth Envirosystems, Inc.
                   dated December 28, 1994 (1)
------------------ ---------------------------------------------------------------------------------------------------
10.13              Purchase and Sale Agreement, dated as of December 31, 1995, between the Company, Far West
                   Capital, Inc., Far West Electric Energy Fund, L.P., 1-A Enterprises and Steamboat Enviro systems,
                   LLC (1)
------------------ ---------------------------------------------------------------------------------------------------
10.13(a)           Letter Agreement, dated September 25, 1996, between the Company and Far West Capital, Inc. (1)
------------------ ---------------------------------------------------------------------------------------------------
10.16              Security Agreement and Financing Statement among the Company, Lehi Envirosystems, Inc., Plymouth
                   Envirosystems, Inc. and Anchor Capital Company, LLC dated June 14, 1995, as amended (1)
------------------ ---------------------------------------------------------------------------------------------------
10.20              Lease dated September 1, 1995 between the Company and Gaedeke Holdings, Ltd. (1)
------------------ ---------------------------------------------------------------------------------------------------
10.21              Documents related to Private Placement (1)
------------------ ---------------------------------------------------------------------------------------------------
10.21(a)           Certificate of Designations (1)
------------------ ---------------------------------------------------------------------------------------------------
10.22              Purchase Agreement between the Company and Westinghouse Electric Corporation dated as of November
                   6, 1995 and amendments thereof (1)
------------------ ---------------------------------------------------------------------------------------------------
10.25(a)           Long-Term Agreement for the Purchase and Sale of Electricity Between Sierra Pacific Power Company
                   and Far West Capital, Inc. dated October 29, 1988 (1)
------------------ ---------------------------------------------------------------------------------------------------
10.25(b)           Assignment of Interest, dated December 10, 1988 by and between Far West Capital, Inc. and 1-A
                   Enterprises (1)
------------------ ---------------------------------------------------------------------------------------------------
10.25(c)           Letter dated August 18, 1989 by Gerald W. Canning, Vice
                   President of Electric Resources, consenting to the Assignment of Interest on behalf of Sierra Pacific Power Company (1)
------------------ ---------------------------------------------------------------------------------------------------
10.26(a)           Agreement for the Purchase and Sale of Electricity, dated as of November 18, 1983 between
                   Geothermal Development Associates and Sierra Pacific Power Company (1)
------------------ ---------------------------------------------------------------------------------------------------
10.26(b)           Amendment to Agreement for Purchase and Sale of Electricity, dated March 6, 1987, by and between
                   Far West Hydroelectric Fund, Ltd. and Sierra Pacific Power Company (1)
------------------ ---------------------------------------------------------------------------------------------------
10.27              Loan and Option Agreement dated August, 1996 by and among NRG Company, LLC and Reno Energy, LLC and ART, LLC and FWC Energy, LLC, and amendments thereto (1)
------------------ ---------------------------------------------------------------------------------------------------
10.28              Promissory Note dated August 9, 1996 for $300,000 from Reno Energy, LLC to NRG Company, LLC (1)
------------------ ---------------------------------------------------------------------------------------------------
10.29              Letter of Intent dated July 15, 1996 on behalf of Reno Energy, LLC (1)
------------------ ---------------------------------------------------------------------------------------------------
10.30              Limited Liability Company Operating Agreement of NRG Company, LLC dated as of September 8, 1996, and amendments thereto (1)
------------------ ---------------------------------------------------------------------------------------------------
10.31              Form of Limited Liability Company Operating Agreement of Steamboat, Envirosystems, L.C. dated as of October, 1996 (1)
------------------ ---------------------------------------------------------------------------------------------------
10.32              Form of Debenture Conversion Agreement (1)
------------------ ---------------------------------------------------------------------------------------------------

------------------ ---------------------------------------------------------------------------------------------------
Exhibit
Number             Description
------------------ ---------------------------------------------------------------------------------------------------
10.33(a)           First Amended and Restated Loan and Option Agreement, dated April 9, 1997, by and between USE
                   Geothermal, LLC, and Reno Energy LLC, ART, LLC and FWC Energy, LLC (3)
------------------ ---------------------------------------------------------------------------------------------------
10.33(b)           Note in the amount of $1,200,000, dated as of April 9, 1997, made by Reno Energy LLC in favor of
                   USE Geothermal, LLC (3)
------------------ ---------------------------------------------------------------------------------------------------
10.33(c)           Security Agreement, dated as of April 9, 1997, made by Reno Energy LLC in favor of USE
                   Geothermal, LLC (3)
------------------ ---------------------------------------------------------------------------------------------------
10.33(d)           Form of Security Agreement and Collateral Assignment, entered into by and between USE Geothermal,
                   LLC and both FWC Energy LLC and ART LLC (3)
------------------ ---------------------------------------------------------------------------------------------------
10.33(e)           Guaranty Agreement, dated as of April 9, 1997, made by FWC Energy LLC and ART LLC in favor of USE
                   Geothermal, LLC (3)
------------------ ---------------------------------------------------------------------------------------------------
10.34              1996 Stock Option Plan (5)
------------------ ---------------------------------------------------------------------------------------------------
10.35              Form of 9% Convertible Subordinated Secured Debenture due 2004 (6)
------------------ ---------------------------------------------------------------------------------------------------
10.36              Form of Employment Agreement by and between the Company and Howard Nevins (4)
------------------ ---------------------------------------------------------------------------------------------------
10.37              Subscription Agreement, dated March 20, 1998, between the Company and Energy Systems Investors,
                   LLC (7)
------------------ ---------------------------------------------------------------------------------------------------
10.38              Registration Rights Agreement, dated March 20, 1998, between the Company and Energy Systems
                   Investors, LLC (7)
------------------ ---------------------------------------------------------------------------------------------------
10.39              Amended and Restated Stock Option Agreement between the Company and Lawrence I. Schneider dated
                   May 10, 2000 with respect to 750,000 shares of the Company Common Stock (10)
------------------ ---------------------------------------------------------------------------------------------------
10.40              Amended and Restated Stock Option Agreement between the Company and Goran Mornhed dated May 10,
                   2000 with respect to 1,000,000 shares of the Company Common Stock (10)
------------------ ---------------------------------------------------------------------------------------------------
10.41              Pledge Agreement dated as of July 31, 2000 by and between the Company and Energy Systems
                   Investors, L.L.C. (10)
------------------ ---------------------------------------------------------------------------------------------------
10.42              Limited Recourse Promissory Note dated July 31, 2000 issued by Energy Systems Investors, L.L.C.
                   in favor of the Company (10)
------------------ ---------------------------------------------------------------------------------------------------
10.43              Stockholders' and Voting Agreement dated as of November 28, 2000 by and among AJG Financial
                   Services, Inc., Bernard Zahren, Environmental Opportunities Fund, Environmental Opportunities
                   Fund/Cayman, Finova Mezzanine Capital Corp., Frederic Rose, M & R Associates, Martin F. Laughlin,
                   Michael J. Carolyn and Richard J. Augustine (collectively, the "Zapco Stockholders"), US Energy,
                   Cinergy Solutions, Inc. ("Cinergy Solutions") and certain stockholders of US Energy. (11)
------------------ ---------------------------------------------------------------------------------------------------
10.44              Termination Fee Agreement dated as of November 28, 2000 by and among US Energy, Zapco and Cinergy
                   Energy Solutions, Inc. ("Cinergy Energy"). (11)
------------------ ---------------------------------------------------------------------------------------------------
10.45              Indemnification Agreement dated as of November 28, 2000 by and among the Zapco Stockholders,
                   Zapco, US Energy, US Energy Sub and Cinergy Energy. (11)
------------------ ---------------------------------------------------------------------------------------------------
10.46              Escrow Agreement dated November 28, 2000 by and among the
                   Zapco Stockholders, Zapco, US Energy, US Energy Sub, Cinergy
                   Energy and Tannenbaum Helpern Syracuse & Hirschtritt LLP as
                   Escrow Agent.
                   (11)
------------------ ---------------------------------------------------------------------------------------------------
10.47              Registration Rights Agreement dated November 28, 2000 by and among US Energy and the Zapco
                   Stockholders. (11)
------------------ ---------------------------------------------------------------------------------------------------
10.48              Employment Agreement dated November 28, 2000 by and between US Energy and Bernard Zahren. (11)
------------------ ---------------------------------------------------------------------------------------------------
10.49              Form of Stock Option Agreement to be entered into by and between US Energy and Bernard Zahren.
                   (11)
------------------ ---------------------------------------------------------------------------------------------------
10.50              Performance Guaranty dated as November 28, 2000 of US Energy.(11)
------------------ ---------------------------------------------------------------------------------------------------

------------------ ---------------------------------------------------------------------------------------------------
Exhibit
Number             Description
------------------ ---------------------------------------------------------------------------------------------------
10.51              Performance Guaranty of Cinergy Solutions Holding Company, Inc. dated as of November 28, 2000.
                   (11)
------------------ ---------------------------------------------------------------------------------------------------
10.52              Subscription Agreement dated as of November 28, 2000 by and among US Energy, US Energy Sub and
                   Cinergy Energy. (11)
------------------ ---------------------------------------------------------------------------------------------------
10.53              Stockholders Agreement dated as of November 28, 2000 by and among US Energy, US Energy Sub and
                   Cinergy Energy. (11)
------------------ ---------------------------------------------------------------------------------------------------
10.54              Indemnification Agreement dated as of November 28, 2000 by and among US Energy, US Energy Sub and
                   Cinergy Energy. (11)
------------------ ---------------------------------------------------------------------------------------------------
10.55              Employment Agreement dated as of May 10, 2000 by and between the Company and Lawrence Schneider
                   (13)
------------------ ---------------------------------------------------------------------------------------------------
10.56              Employment Agreement dated as of May 10, 2000 by and between the Company and Goran Mornhed (13)
------------------ ---------------------------------------------------------------------------------------------------
10.57              2000 Executive Incentive Compensation Plan (13)
------------------ ---------------------------------------------------------------------------------------------------
10.58              2000 Executive Bonus Plan (13)
------------------ ---------------------------------------------------------------------------------------------------
10.59              Stock Option Agreement between the Company and Lawrence Schneider with respect to 1,000,000 shares of Common Stock (13)
------------------ ---------------------------------------------------------------------------------------------------
10.60              Stock Option Agreement between the Company and Goran Mornhed with respect to 187,500 shares of
                   Common Stock (13)
------------------ ---------------------------------------------------------------------------------------------------
10.61              Stock Option Agreement between the Company and Goran Mornhed with respect to 562,500 shares of
                   Common Stock (13)
------------------ ---------------------------------------------------------------------------------------------------
10.62              Standby Payment Agreement dated as of June 11, 2001 by and among U. S. Energy Systems, Inc., USE
                   Canada Acquisition Corp. and AJG Financial Services, Inc.(17)
------------------ ---------------------------------------------------------------------------------------------------
10.63              Promissory Note dated June 11, 2001 made by USE Canada Acquisition Corp. in favor of Trigen -
                   Canada Company LLC (17)
------------------ ---------------------------------------------------------------------------------------------------
10.64              Guaranty made as of June 11, 2001 by USE Energy Systems, Inc. in favor of Trigen - Canada Company
                   LLC and the other person identified therein (17)
------------------ ---------------------------------------------------------------------------------------------------
10.65              Development Incentive Plan (18)
------------------ ---------------------------------------------------------------------------------------------------
10.66              Corporate Incentive Plan (18)
------------------ ---------------------------------------------------------------------------------------------------
10.67              Finance Incentive Plan (18)
------------------ ---------------------------------------------------------------------------------------------------
10.68              Employment Agreement dated as of August 20, 2001 between the Company and Allen J. Rothman (18)
------------------ ---------------------------------------------------------------------------------------------------
10.69              Employment Agreement dated as of January 1, 2002 between the Company and Edward Campana (18)
------------------ ---------------------------------------------------------------------------------------------------
10.70              Employment Agreement dated as of September 8, 2000 between the Company and Henry Schneider (18)
------------------ ---------------------------------------------------------------------------------------------------
10.71              Shareholder Agreement dated March 2002 by and among Scandinavian Energy Finance Limited, Endoray
                   Investments BV, US Energy Systems, Inc., EIC Investments (Jersey) Limited and A&A EIC Electricity
                   Investment Company (18)
------------------ ---------------------------------------------------------------------------------------------------
10.72              Financing Agreement dated as of March 11, 2002 by and between
                   Scandinavian Energy Finance Limited and Gigantissimo 2321 AB
                   n/k/a EnergiSystems Sverige AB (18)
------------------ ---------------------------------------------------------------------------------------------------
10.73              Conditions on Gigantissimo 2321 AB n/k/a EnergiSystems Sverige AB's Convertible Debenture Loan
                   2002-2027 (18)
------------------ ---------------------------------------------------------------------------------------------------
10.74              Subordinated Loan Agreement dated as of March 11, 2002 between Gigantissimo 2324 AB to be renamed
                   Narvarme Acquisition I and AB Scandinavian Energy Finance Limited (18)
------------------ ---------------------------------------------------------------------------------------------------

------------------ ---------------------------------------------------------------------------------------------------
Exhibit
Number             Description
------------------ ---------------------------------------------------------------------------------------------------
10.75              Shareholders Agreement dated as of March 11, 2002 by and among Goran Ernstson, Scandinavian
                   Energy Finance Limited, Lansforsakringar Liv
                   Forsakringsaktiebolag for the shares of Gigantissimo 2321 AB
                   n/k/a EnergiSystem Sverige AB (18)
------------------ ---------------------------------------------------------------------------------------------------
10.76              Security Holders Agreement dated as of March 11, 2002 between Scandinavian Energy Finance Limited and Goran Ernstson (18)
------------------ ---------------------------------------------------------------------------------------------------
10.77              Option Agreement dated as of March 7, 2002 by and between Goran Ernstson and Scandinavian Energy
                   Finance Limited (18)
------------------ ---------------------------------------------------------------------------------------------------
10.78              Amendment No. 1 to Escrow Agreement dated as of May 22, 2001 by and among the Zapco stockholders,
                   Zapco, US Energy, USE Acquisition Corp., Cinergy Energy and Tannenbaum Helpern Syracuse &
                   Hirschtritt LLP as Escrow Agent (18)
------------------ ---------------------------------------------------------------------------------------------------
10.79              Amendment No. 1 to Indemnification Agreement dated as of May 11, 2001 by and among the Zapco stockholders, Zapco, US Energy, USE Acquisition Corp. and Cinergy Energy (18)
------------------ ---------------------------------------------------------------------------------------------------
10.80              Amendment No. 2 to Indemnification Agreement dated as of November 1, 2002 by and among stockholders, Zapco, US Energy, USE Acquisition Corp. and Cinergy Energy (18)
------------------ ---------------------------------------------------------------------------------------------------
10.81              Amendment No. 2 to Escrow Agreement dated as of November 1, 2002 by and among the Zapco stockholders, Zapco, US Energy, USE Acquisition Corp., Cinergy Energy and Tannebaum Helpern
                   Syracuse & Hirschtritt LLP as Escrow Agent. (18)
------------------ ---------------------------------------------------------------------------------------------------
10.80a             Agreement by and among AJG Financial, as agent, US Energy,
                   Cinergy Energy, US Energy Biogas and Tannenbaum, Halpern as
                   agent dated as of October 16, 2003. (20)
------------------ ---------------------------------------------------------------------------------------------------
10.81b             Amendment No. 15 to indemnification Agreement dated as of October 16, 2003 by an among major stockholders, US Energy Biogas Corp, US Energy and Cinergy Energy. (20)
------------------ ---------------------------------------------------------------------------------------------------
10.82              Escrow letter by and among, Tannenbaum, Halpern escrow agent, AJG Financial, Cinergy Energy, US
                   Energy, US Energy Biogas Corp. (20)
------------------ ---------------------------------------------------------------------------------------------------
10.83              Amended and Restated Subordinated Note from US Energy Biogas Corp. to AJG Financial Services,
                   Inc. (20)
------------------ ---------------------------------------------------------------------------------------------------
10.84              Amendment No. 1 to Shareholders Agreement by and among SEEFL, Endoray, US Energy and EIC dated as of February 2003. (20)
------------------ ---------------------------------------------------------------------------------------------------
10.85              Amendment No. 2 to Shareholders Agreement by and among SEFL, Endoray, US Energy, Borg Energy and
                   EIC dated as of October 1, 2003. (20)
------------------ ---------------------------------------------------------------------------------------------------
10.86              Loan Agreement dated as of August 20, 2003 between SEFL and EIC. (20)
------------------ ---------------------------------------------------------------------------------------------------
10.87              Loan Agreement dated as of November 3, 2003. (20)
------------------ ---------------------------------------------------------------------------------------------------
10.88              2003 Finance Incentive Plan. (20)
------------------ ---------------------------------------------------------------------------------------------------
10.89              2003 Development Incentive Plan. (20)
------------------ ---------------------------------------------------------------------------------------------------
10.90              Royalty Agreement dated as of April 8, 2004 by and between US Energy Biogas Corporation,
                   Countryside Canada Power Inc., the Registrant and Cinergy Energy Solutions Inc. (21)
------------------ ---------------------------------------------------------------------------------------------------
10.91              Amendment to Note Purchase Agreement dated as of April 8, 2004 by and between US Energy Biogas
                   Corp., Avon Energy Partners, LLC and the other parties identified therein. (21)
------------------ ---------------------------------------------------------------------------------------------------
10.92              Amendment to Indenture of Trust and Security Agreement dated as of April 8, 2004 by and among US
                   Energy Biogas Corp., Countryside Canada Power Inc. and the other parties identified therein. (21)
------------------ ---------------------------------------------------------------------------------------------------
10.93              Amendment dated April 8, 2004 among BMC Energy LLC, Countryside Canada Power Inc. and the other parties identified therein to the (i) Security Agreement dated as of May 2, 2001 among BMC Energy
                   LLC, Countryside Canada Power Inc. (as successor to AJG Financial Services, Inc.) and the other parties identified therein and (ii) Cash Collateral Pledge and Security Agreement dated as of
                   April 30, 2001 among BMC Energy LLC, Countryside Canada Power Inc. (as successor to ABB Energy
                   Capital LLC) and the other parties identified therein. (21)
------------------ ---------------------------------------------------------------------------------------------------

------------------ ---------------------------------------------------------------------------------------------------
Exhibit
Number             Description
------------------ ---------------------------------------------------------------------------------------------------
10.94              Form of Restricted Stock Unit for Directors
------------------ ---------------------------------------------------------------------------------------------------
10.95              Form of Restricted Stock Unit for Officers
------------------ ---------------------------------------------------------------------------------------------------
1                  Rule 13a-14(a)/15d-14(a) certifications.
------------------ ---------------------------------------------------------------------------------------------------
31.2               Rule 13a-14(a)/15d-14(a) certifications.
------------------ ---------------------------------------------------------------------------------------------------
32.1               Section 1350 certification.
------------------ ---------------------------------------------------------------------------------------------------
99.2               Second Amended and Restated Operating Agreement dated as of August 23, 2000 by and between USE
                   Sub, KC, GKM and Castlebridge. (12)
------------------ ---------------------------------------------------------------------------------------------------

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

(21) Incorporated by reference to the Company's Report on Form 10Q for the period ended September 31, 2003

      (b) Reports on Form 8-K

      None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


U. S. ENERGY SYSTEMS, INC.


By:      /s/ Lawrence Schneider
         ----------------------
         Lawrence Schneider                                  Dated: June 9, 2005
         Chief Executive Officer
         (Principal Executive Officer)




By:      /s/ Richard J. Augustine
         ------------------------
         Richard J. Augustine                                Dated: June 9, 2005
         Chief Accounting Officer
         (Principal Accounting and Financial Officer)