Form 10-Q
period 2005-06-30
U S ENERGY SYSTEMS INC
filed 2005-08-22
CIK 351917

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2005

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

      State the number of shares outstanding of each of issuer's classes of common equity, as of July 22, 2005: 12,003,450 shares of Common Stock

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                                    CONTENTS


PART I: Financial Information
                                                                            PAGE
Item 1:  Financial Statements

Consolidated Balance Sheets as of June 30, 2005 and
  December 31, 2004............................................................3

Consolidated Statements of Operations and Comprehensive Income
  for the three months and six months ended June 30, 2005 and 2004.............5

Consolidated Statements of Cash Flows for the six months
  ended June 30, 2005 and 2004.................................................6

Notes to Consolidated Financial Statements.....................................7

Item 2:  Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................13

Item 3:  Quantitative and Qualitative Disclosures About Market Risk...........19

Item 4:  Controls and Procedures..............................................19


PART II. Other Information

Item 6:   Exhibits............................................................20

Signatures....................................................................24

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

ASSETS                                                                      June 30, 2005      December 31, 2004
                                                                             ------------      -----------------
                                                                             (Unaudited)          (Audited, As
                                                                                                    Restated)
Current Assets:
   Cash ..................................................................   $     14,206         $     15,982
   Restricted Cash and Marketable Securities .............................         30,210               29,609
   Accounts Receivable (less allowance for doubtful accounts of $46 and
     $107 in 2005 and 2004, respectively) ................................          4,884                4,857
   Installment Sale Partnership Interest and Interest Receivable, Current
     Portion .............................................................          1,401                2,494
   Other Current Assets ..................................................          1,921                1,639
                                                                             ------------         ------------
     Total Current Assets, Net ...........................................         52,622               54,581

Property, Plant and Equipment, Net .......................................         40,555               41,901
Construction in Progress .................................................            198                  198
Installment Sale Partnership Interest, less Current Portion ..............         23,114               23,537
Investments ..............................................................          1,187                  801
Debt Issuance Costs, Net of Accumulated Amortization .....................         10,871               11,266
Goodwill .................................................................         26,618               26,618
Foreign Currency Hedge ...................................................          1,651                2,414
Deferred Tax Asset .......................................................         15,147               14,605
Other Assets .............................................................             56                   11
                                                                             ------------         ------------
     Total Assets ........................................................   $    172,019         $    175,932
                                                                             ============         ============

LIABILITIES
Current Liabilities:
   Current Portion Long-Term Debt ........................................   $      1,572         $      1,517
   Accounts Payable and Accrued Expenses .................................          3,461                4,057
   Deferred Revenue Installment Sale Partnership Interest, Current Portion            397                  398
                                                                             ------------         ------------
     Total Current Liabilities ...........................................          5,430                5,972

Long-Term Debt less Current Portion ......................................         83,804               86,297
Deferred Revenue Installment Sale Partnership Interest, less Current
     Portion .............................................................         16,500               16,699
Deferred Royalty .........................................................          5,553                5,686
Illinois Subsidy Liability ...............................................         29,429               26,346
                                                                             ------------         ------------
     Total Liabilities ...................................................        140,716              141,000

Minority Interests .......................................................          2,858                4,329

                 See notes to consolidated financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                        (In thousands, except share data)


                                                                               June 30, 2005    December 31, 2004
                                                                                ------------    -----------------
                                                                                 (Unaudited)       (Audited, As
                                                                                                     Restated)
STOCKHOLDERS' EQUITY ........................................................             --                 --
Preferred Stock, $.01 par Value, Authorized 10,000,000 Shares:
   Series B, Cumulative, Convertible, Issued and Outstanding 368 Shares .....             --
   Series C Cumulative, Convertible, Issued and Outstanding 100,000 Shares, .              1                  1
   Series D, Cumulative, Convertible, Issued and Outstanding 1,138,888 Shares             11                 11

Common Stock, $.01 par Value, Authorized 50,000,000 Shares, issued 12,333,974            123                123
Treasury Stock, at Cost .....................................................         (2,204)            (2,204)
Additional Paid-in Capital ..................................................         63,687             64,063
Accumulated Deficit .........................................................        (34,927)           (33,401)
Accumulated Other Comprehensive Income ......................................          1,754              2,010
                                                                                ------------       ------------
   Total Stockholders' Equity ...............................................         28,445             30,603
                                                                                ------------       ------------
   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............................   $    172,019       $    175,932
                                                                                ============       ============

                 See notes to consolidated financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                                   (Unaudited)
                    (in Thousands, except Earning per Share)



                                                                  THREE MONTHS ENDED       SIX MONTHS ENDED
                                                                 --------------------    --------------------
                                                                 June 30,    June 30,    June 30,     June 30,
                                                                   2005        2004        2005        2004
                                                                 --------    --------    --------    --------
Revenues .....................................................   $  4,476    $  4,479    $  9,500    $  9,596
                                                                 --------    --------    --------    --------

Costs and expenses:
    Operating Expenses .......................................      2,296       2,714       4,475       4,931
    General and Administrative Expenses ......................      1,223         960       2,430       1,682
    Depreciation and Amortization ............................      1,096       1,088       2,191       2,066
    Reserve for SEFL Investment ..............................                    476                   8,176
                                                                 --------    --------    --------    --------
         Total Costs and Expenses ............................      4,615       5,238       9,096      16,855
                                                                 --------    --------    --------    --------

Income (Loss) From Operations ................................       (139)       (759)        404      (7,259)

Interest Income ..............................................        790         780       1,610       1,128
Dividend Income ..............................................                     --          --          15
Other Income .................................................        272                     256
Foreign Currency Transaction .................................      1,307       1,148       1,652       1,148
Interest Expense .............................................     (2,706)     (2,588)     (5,420)     (4,436)
Transaction Cost Expenses ....................................                (12,230)                (12,230)
Minority Interest ............................................       (342)      5,707        (262)      5,700
                                                                 --------    --------    --------    --------

Loss Before Taxes ............................................       (818)     (7,942)     (1,760)    (15,934)
Income Tax Benefit(Expense) ..................................        (25)       (406)         86       3,160
                                                                 --------    --------    --------    --------
Income (loss) Before Discontinued Operations and Gain on
  Sale of Subsidiaries .......................................        (843)     (8,348)     (1,674)    (12,774)

Income From Discontinued Operations (Net of Tax) .............         --          43          --         495

Gain on Sale of Subsidiaries and Partnership Interest ........         --       6,560         150       6,560
                                                                 --------    --------    --------    --------


NET LOSS .....................................................       (843)     (1,745)     (1,524)     (5,719)

DIVIDENDS ON PREFERRED STOCK .................................       (206)       (207)       (413)       (414)
                                                                 --------    --------    --------    --------

LOSS APPLICABLE TO COMMON STOCK ..............................   $ (1,049)   $ (1,952)   $ (1,937)   $ (6,133)
                                                                 ========    ========    ========    ========

LOSS PER SHARE OF COMMON STOCK:
    Income(Loss)Loss  Per Share of Common Stock -
      Basic and Diluted ......................................   $  (0.09)   $  (0.17)   $  (0.16)   $  (0.52)
                                                                 ========    ========    ========    ========

Weighted Average Number of Common Shares
  Outstanding - Basic ........................................     12,003      11,890      12,003      11,890
                                                                 ========    ========    ========    ========
Weighted Average Number of Common Shares
  Outstanding - Diluted ......................................     17,091      17,053      17,091      17,053
                                                                 ========    ========    ========    ========

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Net Income ...................................................   $   (843)   $ (1,745)   $ (1,524)   $ (5,719)
Gain (Loss) on  Foreign Currency  Translation ................         11        (467)       (256)       (467)
                                                                 --------    --------    --------    --------
Total Comprehensive Income ...................................   $   (832)   $ (2,212)   $ (1,780)   $ (6,186)
                                                                 ========    ========    ========    ========

                 See notes to consolidated financial statements

                    U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in Thousands)
                                   (unaudited)

                                                            SIX MONTHS ENDED
                                                          ---------------------
                                                       June 30, 2005   June 30, 2004
                                                       -------------   -------------
CASH FLOWS USED IN OPERATING ACTIVITIES:
     Net Income (Loss) ...............................    $ (1,524)       $ (5,719)
     Adjustments to reconcile Net Income/(loss)
       to Net Cash used in Operating Activities:
         Depreciation ................................       1,796           1,807
         Amortization ................................         395             259
         Minority Interest ...........................      (1,473)         (5,702)
         Deferred Income Taxes .......................        (542)         (3,159)
         Unrealized Gains/(Losses) ...................        (256)           (207)
         Foreign Currency Translation Adjustment .....      (1,771)         (1,363)
         Gain on Sale of Subsidiary ..................          --          (6,560)
         Reserve for Investment in SEFL ..............          --           8,176
     Changes In:
         Accounts and Notes Receivable Trade .........         (27)          3,216
         Other Current Assets ........................        (282)          1,238
         Other Assets ................................         (45)            257
         Accounts Payable and Accrued Expenses .......        (596)            265
         Deferred Revenue and Other ..................        (200)           (350)
         Foreign Currency Hedge ......................         763              --
         Rate Incentive Liability ....................       3,083           3,113
     Net Effect of Discontinued Operations ...........          --              --
                                                          --------        --------
     Net Cash Used In Operating Activities ...........        (679)         (4,729)
                                                          --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Restricted Cash .................................        (601)         (8,050)
     Change in Investments ...........................        (386)         15,638
     Acquisitions of Property and Equipment ..........        (450)           (253)
     Construction in Progress ........................          --             595
     Goodwill ........................................          --            (400)
                                                          --------        --------
     Net (Cash Used In)/Provided By Investing
      Activities .....................................      (1,437)          7,530
                                                          --------        --------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
     Proceeds from Notes Receivable ..................       1,516           1,528
     Proceeds from Long Term Debt ....................          --          23,849
     Payment of Long-Term Debt .......................        (667)         (6,250)
     Debt Issuance Costs .............................          --          (9,558)
     Deferred Royalty ................................        (133)          5,844
     Additional Paid in Capital ......................        (376)           (414)
                                                          --------        --------
     Net Cash Used in Financing Activities ...........         340          14,999
                                                          --------        --------

NET INCREASE(DECREASE) IN CASH .......................      (1,776)         17,800

     Cash - beginning of period ......................      15,982           3,210
                                                          --------        --------
     Cash - end of period ............................    $ 14,206        $ 21,010
                                                          ========        ========

                 See notes to consolidated financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         FOR THE THREE MONTH AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                  (Amounts in Thousands, Except Per-Share Data)

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

NOTE B -- RESTATEMENTS

1.    Currency Transaction

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

The accounting issue related to the Application of Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, as amended ("SFAS No. 52") and Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS No. 133").

The Company restated its financial statements for the year ended December 31, 2004 and for the interim periods ended June 30, 2004 and September 30, 2004 to reflect the impact of the changes in the current exchange rate for debt service payments beyond the expiration of the hedge arrangement in April 2007, to reflect the outstanding principal amount of the Countryside Debt using the current exchange rate in effect at the end of the applicable period and to record changes in the fair value of the hedge arrangement.

2.    Gain Recognition

On August 22, 2005, the Company filed a Current Report on Form 8-K announcing a change in the application of accounting change to principles relating to the accounting for the payment received by USEB for the sale of certain ownership interests in Illinois based generating project entities previously sold to AJG Financial Services, Inc. (AJG). On April 8, 2004 AJG made a cash down payment of $2,000 and delivered a $14,000 note payable to a subsidiary of USEB to satisfy AJG's obligation for the purchase of the ownership interests. The note matures in 2024, requires scheduled payments of principal and interest and bears interest at a rate of 15% per annum. Payments on the note are limited to cash distributions from the project entities with any excesses to the scheduled payments being applied as an additional principal payment and any deficits to scheduled being deferred. Recourse on the note is limited to AJG's ownership interests in the partnership.

The original accounting treatment for the receipt of this payment reflected in US Energy's financial statements filed on Form 10-Q for the interim periods ended June 30, 2004 and September 30, 2004, as amended, Form 10-K for the year ended December 31, 2004, as amended and Form 10-Q for the quarter ended March 31, 2005, included the recording of a non-recurring gain during the interim period ended June 30, 2004. This gain recorded represented the gain for both the cash and note received.

The accounting issues requiring the restatement of this gain relate to the application of Staff Accounting Bulletin No. 30, Accounting for Divestiture of a Subsidiary or Other Business Operation, as amended ("SAB No. 30") and Staff Accounting Bulletin No. 81, Gain Recognition on the Sale of a Business to a Highly Leverage Entity, as amended ("SAB No. 81"; together with SAB No. 30, the "Bulletins"). The issues pertain to the gain associated with the note portion of the compensation received. The accounting Bulletins provide and management determined that since the payments on the note portion of the compensation received are wholly dependent upon the future operations of the assets being sold, any gain associated with the note should be deferred and not recognized until such time as actual principal payments are received on the note.

To comply with the Bulletins, the Company will be restating its financial statements for the year ended December 31, 2004 and for the interim periods ended June 30, 2004 and September 30, 2004 and for the quarter ending March 31, 2005 to eliminate $7,598 of the non-recurring gain, the amount of the gain that was related to the note. Future principal payments received on the note will be recorded as gains for financial statement purposes. These changes will have no effect on the cash flows of the Company.

The following tables isolate each of the restated amounts described in Notes B(1) and B(2)in the Company's Consolidated Balance Sheet as of December 31, 2004 and Statement of Operations and Other Comprehensive Income for the three and six months ended June 30, 2004 and the twelve months ended December 31, 2004:


                                  AFTER FOREIGN
                                    CURRENCY        AFTER FOREIGN
                                 TRANSACTION AND      CURRENCY
CONSOLIDATED BALANCE SHEET AT   GAIN RECOGNITION     TRANSACTION      AS ORIGINALLY
DECEMBER 31, 2004                  RESTATEMENT       RESTATEMENT        REPORTED
-----------------------------     ------------      ------------      ------------
Foreign Currency Hedge            $      2,414      $      2,414      $      1,207
Deferred Tax Asset                $     14,605      $     14,605      $     12,409
Total Assets                      $    175,932      $    175,932      $    172,529
Long-Term Debt                    $     87,814      $     87,814      $     80,521
Deferred Revenue                  $     17,097      $      3,097      $      3,097
Minority Interests                $      4,331      $     10,733      $     12,662
Total Liabilities                 $    145,331      $    137,733      $    119,707
Accumulated Deficit               $    (33,403)     $    (25,805)     $    (23,516)
Acc. Other Comprehensive Income   $      2,010      $      2,010             1,682
Total Stockholder Equity          $     30,601      $     38,199      $     40,160
Total Liabilities and
  Stockholder Equity              $    175,932      $    175,932      $    172,529

                                         AFTER FOREIGN
                                           CURRENCY        AFTER FOREIGN
STATEMENT OF OPERATIONS                 TRANSACTION AND      CURRENCY
FOR THE THREE MONTHS ENDED             GAIN RECOGNITION     TRANSACTION     AS ORIGINALLY
JUNE 30, 2004                            RESTATEMENT       RESTATEMENT       REPORTED
--------------------------               ------------      ------------     ------------
Foreign Currency Transaction Income      $      1,148      $      1,148     $         --
Gain on Sale of Subsidiary               $      6,560      $      9,944     $      9,944
Minority Interest                        $      5,707      $      3,841     $      4,156
Income Tax Benefit(Expense)              $       (403)     $      5,674     $      6,133
Net Income(Loss)                         $     (1,745)     $      5,853     $      5,479
Net income Applicable to Common Stock    $     (1,952)     $      5,646     $      5,272
Income(Loss) Per Share of Common Stock   $      (0.17)     $       0.47     $       0.44


                                              AFTER FOREIGN
                                                CURRENCY        AFTER FOREIGN
                                             TRANSACTION AND      CURRENCY
STATEMENT OF OPERATIONS                     GAIN RECOGNITION     TRANSACTION     AS ORIGINALLY
FOR THE SIX MONTHS ENDED JUNE 30, 2004         RESTATEMENT       RESTATEMENT       REPORTED
--------------------------------------        ------------      ------------     ------------
Foreign Currency Transaction Income           $      1,148      $      1,148     $         --
Gain on Sale of Subsidiary                    $      6,560      $      9,944     $      9,944
Minority Interest                             $      5,700      $      3,834     $      4,151
Income Tax Benefit                            $      3,160      $      9,240     $      9,698
Net Income(Loss)                              $     (5,719)     $      1,879     $      1,505
Net Income(Loss) Applicable to Common Stock   $     (6,133)     $      1,465     $      1,091
Income Per Share of Common Stock              $      (0.52)     $       0.09     $       0.09


                                              AFTER FOREIGN
                                                CURRENCY        AFTER FOREIGN
STATEMENT OF OPERATIONS                      TRANSACTION AND      CURRENCY
FOR THE TWELVE MONTHS ENDED                 GAIN RECOGNITION     TRANSACTION     AS ORIGINALLY
DECEMBER 31, 2004                              RESTATEMENT       RESTATEMENT       REPORTED
---------------------------                 ----------------    ------------     ------------
Foreign Currency Transaction Income           $     (6,689)     $     (6,689)    $         --
Gain on Sale of Subsidiary                    $      6,560      $      9,944     $      9,944
Minority Interest                             $      5,856      $      3,990     $      2,061
Income Tax Benefit                            $      6,694      $     12,774     $     10,003
Net Income(Loss)                              $     (9,244)     $     (1,646)    $        644
Net Income(Loss) Applicable to Common Stock   $    (10,072)     $     (2,474)    $       (184)
Income Per Share of Common Stock                    $(0.85)     $      (0.21)    $      (0.02)


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

NOTE E -- EARNINGS PER SHARE DATA

Income (Loss) per share is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the periods. In arriving at income available to common stockholders, preferred stock dividends have been deducted. Potential common shares, amounting to 5,167 have not been included due to their anti-dilutive effect for 2005.

NOTE F -- STOCK-BASED COMPENSATION

The Company has elected to account for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employee's and discloses the pro forma effects on net loss and loss per share had the fair value of options been expensed. Under the provisions of APB No. 25, compensation arising from the grant of stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of grant over the amount an employee must pay to acquire the stock. No stock options were granted or vested during the three and six months ended June 30, 2005 and 2004.

NOTE G -- FOREIGN CURRENCY

The functional currency for our foreign debt is the local currency. For this foreign debt, we translate assets and liabilities at the end-of-period exchange rates. We report translation adjustments on inter-company foreign currency transactions of a long-term nature in Other Comprehensive Income. Foreign currency transaction gains or losses are recognized in the period incurred and are included in Other Income (Loss) in the consolidated statement of operations.

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

NOTE I -- SUBSIDIARIES AND AFFILIATES

      (1) U.S. Energy Biogas Corp. ("USEB"). On May 11, 2001 we, together with Cinergy Energy Solutions, Inc. ("Cinergy Energy"), acquired through a merger, Zahren Alternative Power Corporation ("Zapco"), and renamed such entity U.S. Energy Biogas Corp. We own 54.26% and Cinergy Energy, a wholly owned subsidiary of Cinergy Corp. ("Cinergy"), owns 45.74% of USEB.

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

      (3) Scandinavian Energy Finance, Limited /EnergiSystems I Sverige AB ("SEFL"). During the six months ended June 30, 2004, the Company reserved $8,176 against its investment in and receivables due from SEFL due to pending litigation. This reserve was charged to general and administrative expenses in our consolidated statement of operations for the period. During the three months ended June 30, 2004, the entire investment and outstanding receivables were written off against the reserve.

NOTE J -- RESTRICTED CASH AND MARKETABLE SECURITIES

USEB's financing arrangements with the Countryside Power Income Fund (the "Countryside Fund") established various reserve accounts, which are also collateral for the financing. These accounts include the Illinois Subsidy Liability Reserve Account, a debt service reserve account and an improvement reserve account. The funds held in the improvement reserve account can be utilized to fund capital expenditures. The funds in the Illinois Subsidy Liability Reserve Account (the "Illinois Accounts") are to be utilized to retire the Illinois subsidy liability as it becomes due.

Restricted cash and marketable securities were as follows:

                                                       June 30,     December 31,
                                                         2005          2004
                                                     ------------   ------------
Illinois Subsidy Liability Reserve Accounts          $     24,638   $     23,438
Improvement Reserve                                         3,327          4,022
Debt Service Reserve                                        2,107          2,011
Project Contract Reserve                                      138            138
                                                     ------------   ------------
                                                     $     30,210   $     29,609
                                                     ============   ============

Included in the Illinois Subsidy Liability Reserve Accounts at June 30, 2005 is $22,638 that is managed by a professional investment manager under investment allocation parameters established by the Company. The amounts managed by the professional manager, as of June 30, 2005, included $13,798 invested in equity fund accounts, $7,552 invested in debt accounts, and $1,288 being held in cash or cash equivalent accounts. The original cost basis of the investments, which have been invested since July 2004, is $21,026.

The reduction in the amount held in the Improvement Reserve is due to withdrawals made to fund improvements in the gas collection systems for the Tucson, Dixon Lee and SPSA landfill gas projects.

NOTE K - ILLINOIS RETAIL RATE PROGRAM

USEB has ten operating projects in Illinois, which are receiving a subsidy for each kilowatt hour ("kwh") of electricity sold to the local utility under the Illinois Retail Rate Program. In accordance with the Illinois Retail Rate Program, the utility has contracted, for a ten year period, with each project to purchase electricity for an amount that exceeds the utility's Avoided Cost (what it would otherwise pay for the generation of electricity). The excess paid above avoided cost is the subsidy. The utility then receives a tax credit from the State of Illinois ("Illinois") equal to the amount of that excess. Each project is obligated to begin to repay the subsidy to Illinois after the project has recouped its capital investment and retired all debt associated with the financing and construction of the project but, in any case, no later than ten years from the date the project commenced commercial operations. All subsidy liabilities must be fully repaid to Illinois (without interest) by the end of the actual useful life of the project but no later than 20 years from the date the project commenced commercial operations.

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

USEB is required by the Countryside Fund to deposit funds into the Illinois Subsidy Liability Reserve Accounts for repayment of the Illinois subsidy liability. The Illinois Accounts are classified as restricted cash and marketable securities. The amount deposited into the Illinois Accounts is based upon the amount of subsidy received and contemplates an annual return sufficient to fund the current period subsidy liability repayment as it becomes due. Regular deposits combined with actual and expected returns on those deposits may not be sufficient to fully repay the respective liabilities as they become due. Should the amounts in the Illinois Accounts be insufficient to fully repay the obligations, any shortfall would have to be funded from the project's operations.

Following is a summary of significant dates pertaining to a project's participation in the Illinois Retail Rate Program.

                               Commencement of Commercial      Expiration of Illinois     Estimated Commencement of Repayment
          Project                      Operations               Retail Rate Program             of Subsidy Liability(1)
       --------------               -----------------             -----------------             --------------------
        Countryside                   April, 2001                   April, 2011                        May, 2011
          Dolton                       May, 1998                     May, 2008                         June, 2008
         Dixon Lee                     July, 1999                    July, 2009                       August, 2009
          Morris                     December, 2000                December, 2010                    January, 2011
          Roxanna                    November, 1999                November, 2009                    December, 2009
        Upper Rock                    April, 2000                   April, 2010                        May, 2010
       122nd Street                    July, 1998                    July, 2008                       August, 2008
         Brickyard                  September, 1999               September, 2009                    October, 2009
         Streator                    January, 2000                 January, 2010                     February, 2010
       Willow Ranch                  January, 1998                 January, 2008                     February, 2008

-------------
(1) The estimated commencement of the repayment of the liability is based upon management's assumptions. One year before a project's eligibility for participation in the program terminates, a proposed repayment schedule must be presented to the Illinois Commerce Commission for their approval. Until any repayment schedule is approved by the Illinois Commerce Commission, it will continue to be an estimated schedule.

The funds held in the Illinois Accounts are currently invested in equities and fixed income securities. These investments are being managed by a third-party professional money manager with the investment allocations being approved by the management of the Company and USEB. The amount held in the Illinois Accounts as of June 30, 2005 was $24,638. The amount of the subsidy liability owed to Illinois as of June 30, 2005 was $53,620. It is anticipated that repayments of the incentive will begin in 2008 and continue through 2021.

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

In the past, the annual reconciliation of estimated rates to actual rates has resulted in both increases and decreases in retroactive revenue. USEB cannot predict whether any changes in future rates will result in increases or decreases in revenues from the Illinois projects. For the six months ended June 30, 2005, the Company received approximately 27% of its revenues from the subsidy paid under the Illinois Retail Rate Program.

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

NOTE L -- TRANSACTIONS WITH AFFILIATES

USEB is a general partner in alternative energy and equipment finance transactions with related unconsolidated limited partnerships and collects management fees from the partnerships. Fees earned from such general partner undertakings amount to $246 for the six months ended June 30, 2005 and $327 for the six months ended June 30, 2004

USEB reimburses its shareholders, including the Company, for a majority of the costs incurred by them for the benefit of USEB. These costs include management and accounting salary and benefit costs, office expenses associated with the accounting services and an allocation of rent expenses. The total reimbursements for the six month period ended June 30, 2005 and 2004 were $155 and $196, respectively.

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

Following is a summary of the Foreign Currency Transaction account as of June 30, 2005 (the exchange rates are Canadian dollars per one US dollar and are stated whole dollars; all other amounts are in $000's):

                                                                      Three Months Ended    Six Months Ended
                                                                        June 30, 2005         June 30, 2005
                                                                         -----------          -----------
Currency Exchange Rate at Loan Origination, April 8, 2004                $    1.3140          $    1.3140
Currency Exchange Rate at December 31, 2004                              $    1.2047          $    1.2047
Currency Exchange Rate as of March 31, 2005                              $    1.2096          $    1.2096
Currency Exchange Rate as of June 30, 2005                               $    1.2287          $    1.2287
Cumulative Translation Adjustments Beginning Of Reporting Period         $     6,643          $     6,988
Cumulative Translation Adjustments End Of Reporting Period               $     5,336          $     5,336
Aggregate Adjustment for the Current Reporting Period Income/(Expense)   $     1,307          $     1,652
Deferred Income Taxes Allocated To Adjustment in the Reporting Period    $       497          $       525

NOTE N - OTHER COMPREHENSIVE INCOME/(LOSS)

The Other Comprehensive Loss for the six months ended June 30, 2005 of $256 is comprised of $88 of unrealized losses on available for sale marketable securities and $168 in losses associated with foreign currency exchange rates. The $467 loss reported for the six months ended June 30, 2004 is comprised of losses associated with foreign currency exchange rates.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

For the three month and six month ended June 30, 2004, financial results included a number of non-recurring items further discussed below. These items included the recording of income and expenses associated with the Countryside Power Income Fund (CPIF) asset sale, refinancing and associated transactions, the establishment of a reserve for costs in excess of fair value against the SEFL investment, a gain resulting from the receipt by USEB of payment for that sale of 50% interest in a partnership and the payment of expenses, including employee incentive compensation. To provide the most directly comparable financial measure for results of operations for the periods presented, the non-recurring items recorded during the three and six month periods ended 2004 are isolated in the tables below.

The results of operations for the three month period ended June 30, 2004, isolating the non-recurring items, are as follows:

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
     Proforma Financial Statements for the Three Months Ended June 30, 2004
                        Adjusted for Non Recurring Items
                                   (Unaudited)


                                                                                   Adjustments for
                                                                        ---------------------------------------
                                                                                  Non-recurring Items
                                                                        ---------------------------------------

                                                                                                                    For the Three
                                                                                                                    Months Ended
                                                         Actual  Three                                             June 30, 2004
                                                          Months Ended                                           after elimination
                                                         June 30, 2004     CPIF        IEGP II       Reserve       of non recurring
                                                          As Restated   Transaction      Sale        for SEFL          items
                                                           ---------     ---------     ---------     ---------       ---------
Revenues ...............................................   $   4,479                                                 $   4,479
                                                           ---------     ---------     ---------     ---------       ---------

Costs and expenses:
    Operating Expenses .................................       2,714                                                     2,714
    General and Administrative Expenses ................         960           583                                       1,543
    Depreciation and Amortization ......................       1,088                                                     1,088
    Reserve for SEFL ...................................         476                                      (476)              0
    Gain from Joint Ventures ...........................           0                                                         0
                                                           ---------     ---------     ---------     ---------       ---------
         Total Costs and Expenses ......................       5,238           583             0          (476)          5,345
                                                           ---------     ---------     ---------     ---------       ---------

Income(Loss) From Operations ...........................        (759)         (583)            0           476            (866)

Interest Income ........................................         780                                                       780
Dividend Income ........................................           0                                                         0
Foreign Currency Transaction ...........................       1,148                                                     1,148
Interest Expense .......................................      (2,588)                                                   (2,588)
Transaction Cost Expenses ..............................     (12,230)       12,230                                           0
Minority Interest ......................................       5,707        (4,982)          567                         1,292
                                                           ---------     ---------     ---------     ---------       ---------
Income before taxes ....................................      (7,942)        6,665           567           476            (234)

Income tax (expense) benefit ...........................        (406)       (4,906)          760          (181)         (4,733)
                                                           ---------     ---------     ---------     ---------       ---------

Income before Disposal of Segment and
  Discontinued Operations...............................      (8,348)        1,759         1,327           295          (4,967)

Gain/(Loss) on Disposal of Segment .....................       6,560        (4,560)       (2,000)                            0

Income from discontinued operation net of income tax ...          43                                                        43
                                                           ---------     ---------     ---------     ---------       ---------
NET INCOME (LOSS) ......................................      (1,745)       (2,801)         (673)          295          (4,924)

DIVIDENDS ON PREFERRED STOCK ...........................        (207)                                                     (207)
                                                           ---------     ---------     ---------     ---------       ---------

INCOME (LOSS) APPLICABLE TO COMMON STOCK ...............   $  (1,952)    $  (2,801)    $    (673)    $     295       $  (5,131)
                                                           =========     =========     =========     =========       =========

The results of operations for the six month period ended June 30, 2004, isolating the non-recurring items, are as follows:


                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
      Proforma Financial Statements for the Six Months Ended June 30, 2004
                        Adjusted for Non Recurring Items
                                   (Unaudited)


                                                                                   Adjustments for
                                                                        ---------------------------------------
                                                                                  Non-recurring Items
                                                                        ---------------------------------------

                                                                                                                For the Six
                                                                                                                months Ended
                                                      Actual  Six                                              June 30, 2004
                                                      Month Ended                                             after Elimination
                                                     June 30, 2004     CPIF        IEGP II       Reserve      of Non Recurring
                                                      As Restated   Transaction      Sale        for SEFL         Items
                                                       --------      --------      --------      --------        --------
Revenues ...........................................   $  9,596                                                  $  9,596
                                                       --------      --------      --------      --------        --------

Costs and expenses:
    Operating Expenses .............................      4,931                                                     4,931
    General and Administrative Expenses ............      1,682         1,140                                       2,822
    Depreciation and Amortization ..................      2,066                                                     2,066
    Reserve for SEFL ...............................      8,176                                    (8,176)              0
    Gain for Joint Ventures ........................          0                                                         0
                                                       --------      --------      --------      --------        --------
         Total Costs and Expenses ..................     16,855         1,140             0        (8,176)          9,819
                                                       --------      --------      --------      --------        --------

Income From Operations .............................     (7,259)       (1,140)            0         8,176            (223)

Interest Income ....................................      1,128                                                     1,128
Dividend Income ....................................         15                                                        15
Foreign Currency Transaction .......................      1,148                                                     1,148
Interest Expense ...................................     (4,436)                                                   (4,436)
Transaction Cost Expenses ..........................    (12,230)       12,230                                           0
Minority Interest ..................................      5,700        (4,915)          567                         1,352
                                                       --------      --------      --------      --------        --------
Income before taxes ................................    (15,934)        6,175           567         8,176          (1,016)

Income tax (expense) benefit .......................      3,160        (4,720)          760        (3,107)         (3,907)
                                                       --------      --------      --------      --------        --------

Income before Disposal of Segment and
  Discontinued Operations ..........................    (12,774)        1,455         1,327         5,069          (4,923)

Gain/Loss on Disposal of Segment ...................      6,560        (4,560)       (2,000)                            0

Income from discontinued operation net of income tax        495                                                       495
                                                       --------      --------      --------      --------        --------
NET INCOME (LOSS) ..................................     (5,719)       (3,105)         (673)        5,069          (4,428)

DIVIDENDS ON PREFERRED STOCK .......................       (414)                                                     (414)
                                                       --------      --------      --------      --------        --------

INCOME  APPLICABLE TO COMMON STOCK .................   $ (6,133)     $ (3,105)     $   (673)     $  5,069        $ (4,842)
                                                       ========      ========      ========      ========        ========

Following is a description of the non-recurring items recorded during the three and six months ended June 30, 2004 which are being isolated for the most directly comparable financial measure purposes:

      CPIF Transaction: On April 8, 2004, Countryside Power Income Fund (CPIF), a newly formed Canadian income fund the Company sponsored, completed its initial public offering of trust units in Canada pursuant to which it raised approximately $113 million in net proceeds. Utilizing these proceeds, CPIF acquired all of the capital stock of USE Canada Holdings Corp. from the Company, purchased the existing senior debt relating to certain of USEB's projects and acquired a royalty interest in USEB. Additional advances were made to USEB to fund transaction costs and establish certain reserves. As the result of the CPIF transaction, the Company recorded non-recurring gains associated with the sale of the stock in USEY Canada Holdings Corp., non-recurring expenses related to the refinancing of the USEB debt and non-recurring expenses related to incentive compensation during the six months ended June 30, 2004.

      IEGP II Sale: In April, 2004, AJG Financial Services, Inc. paid a subsidiary of USEB for an interest it had previously acquired in Illinois Electrical Generation Partners, II L.P., an entity which holds the ownership interests in certain USEB project entities. The amount USEB received was $16,000 which was comprised of $2,000 in cash and a non-recourse note for $14,000. (See Note B to the Financial Statements Item 2. GAIN RECOGNITION.)

      Reserve for SEFL: During the six months ended June 30, 2004, the Company reserved its entire investment in Scandinavian Energy Finance, Limited (SEFL) due to pending litigation. The establishment of this reserve resulted in a non-recurring expense for the period. The investment was subsequently written off against the reserve.

The following most directly comparable financial measures for the three and six months ended June 30, 2005 and 2004 are based upon the June 30, 2004 amounts after the isolation of the non-recurring items as reflected above.

The net loss for the three months ended June 30, 2005 of $843 was a decrease of $4,081 from the $4,924 loss, excluding isolated, non recurring items, for the three months ended June 30, 2004. The decrease in the loss is the result of decreases in operating expenses of $730, decreases in income tax expense, $4,708 and increases in earning on the investment of reserve account, $261, offset by increases in minority interest expense, $1,634. The decrease in income tax expense is due to adjustments made during 2004 to the deferred tax asset value.

The net loss for the six months ended June 30, 2005 of $1,524 was a decrease of $2,904 from the $4,428 loss, excluding isolated, non recurring items, for the six months ended June 30, 2004. The decrease in the loss is the result of decreases in operating expenses of $723, decreases in income tax expense, $3,993, and increases in interest income of $482 offset by decreases in revenues of $128 and increases in interest expense, $984, and minority interest expense, $1,644. The decrease in income tax expense is due to adjustments made during 2004 to the deferred tax asset value.


Revenues for the three months ended June 30, 2005 were $4,476, a decrease of $3 from the $4,479 reported for the three months ended June 30, 2004. For the six months ended June 30, 2005, revenues were $9,500, a decrease of $96, 1%, from the $9,596 for the corresponding 2004 period. The decreases were decreases in USEY revenues pertaining to equity investments offset, in part, by increases in revenues from USEB. The following table summarizes the comparison of revenue items:

                                    Three Months Ended               Six Months Ended
                                      (in thousands)                  (in thousands)
                              ----------------------------   -----------------------------
                              June 30, 2005  June 30, 2004   June 30, 2005   June 30, 2004
                              -------------  -------------   -------------   -------------
USEB Revenues                  $    4,476      $    4,315      $    9,500      $    9,436
USEY Revenues                          --             164              --             160
                               ----------      ----------      ----------      ----------
        Total                  $    4,476      $    4,479      $    9,500      $    9,596
                               ==========      ==========      ==========      ==========

Total operating expenses for the three and six months ended June 30, 2005 were $2,296 and $4,475, respectively representing decreases of $418, 15%, and $456, 9%, from the $2,714 and $4,931 reported for the corresponding periods in 2004. The decreases are due to reduction in operating expenses pertaining to the USEB portfolio including decreases in operating payroll, $44 and $63, insurance $21 and $42 and property taxes, $17 and $23, respectively The balance of the decreases were comprised of reductions in general plant net operating expenses.


The components of general and administrative expenses were as follows:

                                   THREE MONTHS ENDED               SIX MONTHS ENDED
                              ----------------------------   -----------------------------
                              June 30, 2005  June 30, 2004   June 30, 2005   June 30, 2004
                              -------------  -------------   -------------   -------------
Salary and Benefits            $      543     $      754       $    1,033       $    1,441
Insurance                              75             48               88               95
Corporate Expenses                    405            458              803              981
Countryside Development Fee            72             69              131               69
Directors' Fees and Expenses           47             85              163               83
Royalty Expense                        81            129              212              153
                               ----------     ----------       ----------       ----------
Totals                         $    1,223     $    1,543       $    2,430       $    2,822
                               ==========     ==========       ==========       ==========

General and administrative expenses for the three and six months ended June 30, 2005 decreased by $320, or 20%, and $392, or 14%, from the corresponding 2004 periods. These comparisons are after the exclusion of non recurring items in 2004. Salaries and Benefits decreased by $211 and $408 from the corresponding 2004 periods due to a reduction in management staff and the consolidation of management positions and responsibilities. Corporate expenses decreased by $53 and $178 for the respective periods primarily due to a reduction in rent for the USEB offices, a decrease in corporate organizational fees due to a change in the methodology utilized to calculate the amount due plus the expiration of a long term consulting agreement in December 2004. The $69 increase in the Countryside Development fee and the $59 increase in Royalty Expense are due to inclusion, in the six month period ended June 30, 2005, of two full quarters of such fees and expenses whereas the 2004 period included one quarter's fee, since these agreements were implemented on April 8, 2004. Directors' fees increased due to an increase in the number of Directors meetings and the compensation paid for the attendance at those meetings.

Depreciation and amortization expenses were $1,096 and $2,191 for the three and six month periods ended June 30, 2005. This represents increases of $8 and $125, respectively above that recorded for the corresponding 2004 periods. The increase for the six month period is due principally to the increase in the amortization of debt issuance costs associated with the CPIF transaction. The CPIF transaction closed on April 8, 2004 therefore only one quarter's amortization of debt issuance costs was expensed in the 2004 periods whereas the 2005 periods included two quarter's worth of amortization expense.

Interest income was $790 and $1,610 for the three and six month periods ended June 30, 2005 reflecting net increases of $10 and $482 from the amount reported for the comparable 2004 periods. The components of the net increases are as follows:

                                       Three Months Ended     Six Months Ended
                                        ---------------       ---------------
                                         June 30, 2005         June 30, 2005
                                        ---------------       ---------------
IEGP II Note Receivable                 $            37       $           558
Installment Sale
   Partnership Notes                                (32)                 (115)
Cash Investments                                      5                    39
                                        ---------------       ---------------
Total                                   $            10       $           482
                                        ===============       ===============

The increases related to the IEGP II Note Receivable are due to the fact that the note was executed on April 8, 2004 and therefore the three and six month periods ended June 30, 2004 contained only one quarter's interest income related to the note. The decrease in interest earned on the Installment Sale Partnership Interest Notes is the result of the continuing reduction in outstanding principal on the notes. The reduction in outstanding principal is the result of the continuing amortization of the principal amounts due to note payments. The increase in interest from cash invested is derived from an increase in the amount of cash invested due to the CPIF transaction.

Interest expense was $2,706 and $5,420 for the three and six months ended June 30, 2005, representing increases of $118, 5%, and $984, 22%, from the corresponding 2004 periods. These increases are due to additional interest paid to the Countryside Fund resulting from the refinancing of the USEB debt.

Foreign Currency Transaction income was $1,307 and $1,652 for the three and six month periods ended June 30, 2005. This represents increases of $159 and $504 when compared to the respective 2004 periods. These amounts represents the adjustment, as required by SFAS 52, Foreign Currency Translations, to the outstanding principal owed to the Countryside Fund to reflect the change in the currency exchange rate from the start of the reporting period. The Canadian dollar to US dollar exchange rate increased to $1.2287 as of June 30, 2005 from $1.2047 as of December 31, 2004 resulting in a net gain for the six months ended June 30, 2005 of $1,593, after adjustments relating to our foreign currency cash flow hedge. The Deferred Income Tax asset was reduced by $627 to reflect the tax effect of the Translation gain. See Note M to the Consolidated Financial Statements.

Provision for income taxes resulted in a tax expense for the three months period ended June 30, 2005 of $25. For the six month period ended June 30, 2005 the provision yielded a tax benefit of $86. These amounts represent decreases in tax benefits from the $587 and $1,413 tax benefits reported for the corresponding periods in 2004. The reduction is primarily due to tax affecting the foreign currency transactions discussed in Note M to the financial statements. The benefits for the three and six month periods ended June 30, 2005 are comprised of the benefits related to the recognition of net operating losses generated by USEB operations.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2005, unrestricted cash amounted to $14,206 compared with $15,982 of unrestricted cash at December 31, 2004. The debt arrangements between the Countryside Fund and the USEB projects require these subsidiaries to maintain various restricted cash accounts, which, at June 30, 2005, amounted to $30,072. Included in the restricted cash and marketable securities is $22,638 that is managed by a professional investment manager under investment allocation parameters established by the Company and USEB. The amounts managed by the professional manager, as of June 30, 2005, included $13,798 invested in equity fund accounts, $7,552 invested in debt accounts, and $1,288 being held in cash or cash equivalent accounts. The cost basis of the investments, which have been invested since July 2004, is $21,026.

During the six months ended June 30, 2005, cash used by operating activities was $679, a decrease of $4,050 from the $4,729 used by operating activities for the six month period ended June 30, 2004. The primary reason for this decrease was the elimination of the discontinued operations from the 2005 operating period.

Cash from investing activities decreased to $1,437 in cash used for the six months ended June 30, 2005 from the $7,530 provided by investing activities for the six months ended June 30, 2004, a decrease of $8,967. This decrease was primarily the result of cash provided from the CPIF transaction during the six month period ended June 20, 2004 plus investments made by USEB during the 2004 period pertaining to the expansion of the landfill gas collection systems at two of USEB's projects.

Cash provided by financing activities decreased to $340 for the six months ended June 30, 2005, a decrease of $14,659 from the $14,999 provided by financing activities for the six months ended June 30, 2004 The decrease is primarily due to the cash provided by the CPIF transaction during the six months ended June 30, 2004.

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

PART II - Other Information

Item 6:  Exhibits

------------------ ---------------------------------------------------------------------------------------------------
Exhibit
Number             Description
------------------ ---------------------------------------------------------------------------------------------------
3.1                Restated  Certificate  of  Incorporation  of the  Company  filed  with the  Secretary  of State of
                   Delaware (1)
------------------ ---------------------------------------------------------------------------------------------------

------------------ ---------------------------------------------------------------------------------------------------
Exhibit
Number             Description
------------------ ---------------------------------------------------------------------------------------------------
3.2                Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company (4)
------------------ ---------------------------------------------------------------------------------------------------
3.3                Amended and Restated By-Laws of US Energy (5)
------------------ ---------------------------------------------------------------------------------------------------
3.4                Form of Certificate of Designation for US Energy's Series C Preferred Stock (8)
------------------ ---------------------------------------------------------------------------------------------------
3.5                Form of Certificate of Designation for US Energy's Series D Preferred Stock (8)
------------------ ---------------------------------------------------------------------------------------------------
3.6                Certificate of Correction to Certificate of Designation of Series B Preferred Stock (8)
------------------ ---------------------------------------------------------------------------------------------------
4.1                Specimen Stock Certificate (1)
------------------ ---------------------------------------------------------------------------------------------------
4.2                Certificate of Designation  of Series B Convertible  Preferred  Stock of the Company as filed with the Secretary of the State of Delaware (7)
------------------ ---------------------------------------------------------------------------------------------------
4.3                Amended  and  Restated  Plan of  Recapitalization  dated as of July 31,  2000 by and  between  the
                   Company and the parties identified therein (8)
------------------ ---------------------------------------------------------------------------------------------------
4.4                Form of Series B Warrant to Purchase Shares of Common Stock (4)
------------------ ---------------------------------------------------------------------------------------------------
4.5                Form of Series C Redeemable Common Stock Purchase Warrant of US Energy (5)
------------------ ---------------------------------------------------------------------------------------------------
10.1               Purchase  Agreement,  dated as of January 24, 1994, between Lehi Co-Gen Associates,  L.C. and Lehi
                   Envirosystems, Inc. (2)
------------------ ---------------------------------------------------------------------------------------------------
10.2               Operating Agreement among Far West Capital,  Inc., Suma Corporation and Lehi  Envirosystems,  Inc.
                   dated January 24, 1994 (2)
------------------ ---------------------------------------------------------------------------------------------------
10.3               Agreement  among the Company,  Plymouth  Envirosystems,  Inc., IEC Plymouth,  Inc. and Independent
                   Energy Finance Corporation dated November 16, 1994 (1)
------------------ ---------------------------------------------------------------------------------------------------
10.4               Amended  and  Restated  Agreement  of  Limited  Partnership  of  Plymouth   Cogeneration   Limited
                   Partnership between PSC Cogeneration  Limited Partnership,  Central Hudson Cogeneration,  Inc. and
                   Plymouth Envirosystems, Inc. dated November 1, 1994 (1)
------------------ ---------------------------------------------------------------------------------------------------
10.5               Amended and Restated  Agreement of Limited  Partnership of PSC  Cogeneration  Limited  Partnership
                   among IEC Plymouth, Inc., Independent Energy Finance Corporation and Plymouth Envirosystems,  Inc.
                   dated December 28, 1994 (1)
------------------ ---------------------------------------------------------------------------------------------------
10.6               Security Agreement and Financing Statement among the Company,  Lehi Envirosystems,  Inc., Plymouth
                   Envirosystems, Inc. and Anchor Capital Company, LLC dated June 14, 1995, as amended (1)
------------------ ---------------------------------------------------------------------------------------------------
10.7               Certificate of Designations (1)
------------------ ---------------------------------------------------------------------------------------------------
10.8               Loan and Option Agreement dated August,  1996 by and among NRG Company,  LLC and Reno Energy,  LLC and ART, LLC and FWC Energy, LLC, and Amendments thereto (1)
------------------ ---------------------------------------------------------------------------------------------------
10.9               Form of Debenture Conversion Agreement (1)
------------------ ---------------------------------------------------------------------------------------------------
10.10              Subscription  Agreement,  dated March 20, 1998,  between the Company and Energy Systems Investors,
                   LLC (3)
------------------ ---------------------------------------------------------------------------------------------------
10.11              Registration  Rights  Agreement,  dated March 20,  1998,  between  the Company and Energy  Systems
                   Investors, LLC (3)
------------------ ---------------------------------------------------------------------------------------------------
10.12              Amended and Restated Stock Option  Agreement  between the Company and Lawrence I. Schneider  dated
                   May 10, 2000 with respect to 750,000 shares of the Company Common Stock (4)
------------------ ---------------------------------------------------------------------------------------------------
10.13              Amended and Restated  Stock Option  Agreement  between the Company and Goran Mornhed dated May 10,
                   2000 with respect to 1,000,000 shares of the Company Common Stock (4)
------------------ ---------------------------------------------------------------------------------------------------
10.14              Pledge  Agreement  dated as of July  31,  2000 by and  between  the  Company  and  Energy  Systems
                   Investors, L.L.C. (4)
------------------ ---------------------------------------------------------------------------------------------------
10.15              Limited Recourse  Promissory Note dated July 31, 2000 issued by Energy Systems  Investors,  L.L.C.
                   in favor of the Company (4)
------------------ ---------------------------------------------------------------------------------------------------
10.16              Registration  Rights  Agreement  dated  November  28,  2000 by and among US  Energy  and the Zapco
                   Stockholders (5)
------------------ ---------------------------------------------------------------------------------------------------
10.17              Performance Guaranty dated as November 28, 2000 of US Energy (5)
------------------ ---------------------------------------------------------------------------------------------------
10.18              Performance Guaranty of Cinergy Solutions Holding Company, Inc. dated as of November 28, 2000 (5)
------------------ ---------------------------------------------------------------------------------------------------
10.19              Subscription  Agreement  dated as of November  28, 2000 by and among US Energy,  US Energy Sub and
                   Cinergy Energy (5)
------------------ ---------------------------------------------------------------------------------------------------
10.20              Stockholders  Agreement  dated as of November  28, 2000 by and among US Energy,  US Energy Sub and
                   Cinergy Energy (5)
------------------ ---------------------------------------------------------------------------------------------------
10.21              Indemnification  Agreement dated as of November 28, 2000 by and among US Energy, US Energy Sub and
                   Cinergy Energy (5)
------------------ ---------------------------------------------------------------------------------------------------
10.22              Employment  Agreement  dated as of May 10, 2000 by and between the Company and Lawrence  Schneider
                   (6)
------------------ ---------------------------------------------------------------------------------------------------
10.23              Employment Agreement dated as of May 10, 2000 by and between the Company and Goran Mornhed (6)
------------------ ---------------------------------------------------------------------------------------------------
10.24              2000 Executive Incentive Compensation Plan (6)
------------------ ---------------------------------------------------------------------------------------------------
10.25              2000 Executive Bonus Plan (6)
------------------ ---------------------------------------------------------------------------------------------------
10.26              Stock  Option  Agreement  between the Company and  Lawrence  Schneider  with  respect to 1,000,000 shares of Common Stock (6)
------------------ ---------------------------------------------------------------------------------------------------
10.27              Stock Option  Agreement  between the Company and Goran  Mornhed with respect to 187,500  shares of
                   Common Stock (6)
------------------ ---------------------------------------------------------------------------------------------------
10.28              Stock Option  Agreement  between the Company and Goran  Mornhed with respect to 562,500  shares of
                   Common Stock (6)
------------------ ---------------------------------------------------------------------------------------------------
10.29              Standby Payment  Agreement  dated as of June 11, 2001 by and among U.S. Energy Systems,  Inc., USE
                   Canada Acquisition Corp. and AJG Financial Services, Inc. (9)
------------------ ---------------------------------------------------------------------------------------------------
10.30              Development Incentive Plan (10)
------------------ ---------------------------------------------------------------------------------------------------
10.31              Corporate Incentive Plan (10)
------------------ ---------------------------------------------------------------------------------------------------
10.32              Finance Incentive Plan (10)
------------------ ---------------------------------------------------------------------------------------------------
10.33              Employment Agreement dated as of January 1, 2002 between the Company and Edward Campana (10)
------------------ ---------------------------------------------------------------------------------------------------
10.34              Employment Agreement dated as of September 8, 2000 between the Company and Henry Schneider (10)
------------------ ---------------------------------------------------------------------------------------------------
10.35              Agreement by and among AJG Financial,  as agent, U.S. Energy,  Cinergy Energy,  U.S. Energy Biogas and Tannenbaum, Helpern as agent dated as of October 16, 2003 (11)
------------------ ---------------------------------------------------------------------------------------------------
10.36              Escrow letter by and among,  Tannenbaum,  Halpern escrow agent, AJG Financial,  Cinergy Energy, US
                   Energy, U.S. Energy Biogas Corp (11)
------------------ ---------------------------------------------------------------------------------------------------
10.37              Amended and Restated  Subordinated  Note from U.S. Energy Biogas Corp. to AJG Financial  Services,
                   Inc. (11)
------------------ ---------------------------------------------------------------------------------------------------
10.38              Loan Agreement dated as of November 3, 2003 (11)
------------------ ---------------------------------------------------------------------------------------------------

------------------ ---------------------------------------------------------------------------------------------------
Exhibit
Number             Description
------------------ ---------------------------------------------------------------------------------------------------
10.39              2003 Finance Incentive Plan (11)
------------------ ---------------------------------------------------------------------------------------------------
10.40              2003 Development Incentive Plan (11)
------------------ ---------------------------------------------------------------------------------------------------
10.41              Royalty  Agreement dated as of April 8, 2004 by and between U.S. Energy Biogas Corp.,  Countryside
                   Canada Power, Inc., the Registrant and Cinergy Energy Solutions, Inc. (12)
------------------ ---------------------------------------------------------------------------------------------------
10.42              Amendment to Note Purchase  Agreement  dated as of April 8, 2004 by and between U.S. Energy Biogas
                   Corp., Avon Energy Partners, LLC and the other parties identified therein (12)
------------------ ---------------------------------------------------------------------------------------------------
10.43              Amendment to Indenture of Trust and Security  Agreement  dated as of April 8, 2004 by and among US
                   Energy Biogas Corp., Countryside Canada Power, Inc. and the other parties identified therein (12)
------------------ ---------------------------------------------------------------------------------------------------
10.44              Amendment  dated April 8, 2004 among BMC Energy LLC,  Countryside  Canada Power Inc. and the other parties  identified therein to the (i) Security Agreement dated as of May 2, 2001 among BMC Energy
                   LLC,  Countryside Canada Power, Inc. (as successor to AJG Financial Services,  Inc.) and the other parties  identified  therein and (ii) Cash  Collateral  Pledge and Security  Agreement dated as of
                   April 30, 2001 among BMC Energy,  LLC,  Countryside Canada Power, Inc. (as successor to ABB Energy
                   Capital, LLC) and the other parties identified therein (12)
------------------ ---------------------------------------------------------------------------------------------------
10.45              Form of Restricted Stock Unit for Directors (13)
------------------ ---------------------------------------------------------------------------------------------------
10.46              Form of Restricted Stock Unit for Officers (13)
------------------ ---------------------------------------------------------------------------------------------------
10.47              Purchase  Agreement  dated September 30, 2004 among AJG Financial  Services,  Inc. and U.S. Energy
                   Biogas Corp. (13)
------------------ ---------------------------------------------------------------------------------------------------
10.48              Assignment  Agreement dated September 30, 2004 among AJG Financial Services,  Inc. and U.S. Energy
                   Biogas Corp. (13)
------------------ ---------------------------------------------------------------------------------------------------
10.49              Severance  Agreement and Mutual Release is by and between Edward M. Campana and US Energy Systems,
                   Inc.(14)
------------------ ---------------------------------------------------------------------------------------------------
10.50              Severance  Agreement,  Mutual Release and Consulting Agreement by and between Allen J. Rothman and
                   US Energy Systems, Inc.(14)
------------------ ---------------------------------------------------------------------------------------------------
10.51              Employment Agreement dated as of May 10, 2005 by and between the Company and Lawrence I. Schneider
------------------ ---------------------------------------------------------------------------------------------------
10.52              Description of compensation program for directors
------------------ ---------------------------------------------------------------------------------------------------
31.1               Rule 13a-14(a)/15d-14(a) certifications
------------------ ---------------------------------------------------------------------------------------------------
31.2               Rule 13a-14(a)/15d-14(a) certifications
------------------ ---------------------------------------------------------------------------------------------------
32.1               Section 1350 certification
------------------ ---------------------------------------------------------------------------------------------------
(1)                Incorporated  by  reference  to the  Company's  Registration  Statement  on Form  SB-2  (File  No.
                   333-94612)
------------------ ---------------------------------------------------------------------------------------------------
(2)                Incorporated  by  reference  to the  Company's  Annual  Report on Form  10-KSB  for the year ended
                   January 31, 1994
------------------ ---------------------------------------------------------------------------------------------------
(3)                Incorporated by reference to the Company's Current Report on Form 8-K filed on March 26, 1998
------------------ ---------------------------------------------------------------------------------------------------
(4)                Incorporated by reference to the Company's  Quarterly  Report on Form 10-QSB for the quarter ended
                   July 31, 2000
------------------ ---------------------------------------------------------------------------------------------------
(5)                Incorporated by reference to the Company's  Quarterly  Report on Form 10-QSB for the quarter ended
                   October 31, 2000
------------------ ---------------------------------------------------------------------------------------------------
(6)                Incorporated by reference to the Company's Current Report on Form 8-K dated May 4, 2000
------------------ ---------------------------------------------------------------------------------------------------

------------------ ---------------------------------------------------------------------------------------------------
Exhibit
Number             Description
------------------ ---------------------------------------------------------------------------------------------------
(7)                Incorporated  by  reference  to the  Company's  Annual  Report on Form  10-KSB  for the year ended
                   January 31, 1999
------------------ ---------------------------------------------------------------------------------------------------
(8)                Incorporated  by reference to the  Company's  Report on Form 10-KSB for the period ended  December
                   31, 2000
------------------ ---------------------------------------------------------------------------------------------------
(9)                Incorporated by reference to the Company's Current Report on Form 8-K dated June 11, 2001
------------------ ---------------------------------------------------------------------------------------------------
(10)               Incorporated by reference to the Company's Quarterly Report on Form 10-QSB dated August 14, 2002
------------------ ---------------------------------------------------------------------------------------------------
(11)               Incorporated  by  reference  to the  Company's  Report on Form 10-K for the period ended March 31,
                   2003, as amended
------------------ ---------------------------------------------------------------------------------------------------
(12)               Incorporated by reference to the Company's Report on Form 10-Q for the period ended March 31, 2004
------------------ ---------------------------------------------------------------------------------------------------
(13)               Incorporated by reference to the Company's  Report on Form 10-Q for the period ended September 30,
                   2004
------------------ ---------------------------------------------------------------------------------------------------
(14)               Incorporated  by reference to the Company's  Annual  Report on Form 10K, as amended,  for the year ended December 31, 2004
------------------ ---------------------------------------------------------------------------------------------------

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


U. S. ENERGY SYSTEMS, INC.

By:  /s/ Asher E. Fogel
     ------------------
     Asher E. Fogel                                     Dated: August 22, 2005
     Chief Executive Officer
     (Principal Executive Officer)




By:  /s/ Richard J. Augustine
     ------------------------
     Richard J. Augustine                               Dated: August 22, 2005
     Chief Accounting Officer
     (Principal Accounting and Financial Officer)