Form 10-K/A
period 2004-12-31
U S ENERGY SYSTEMS INC
filed 2005-11-08
CIK 351917

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                  FORM 10-K/A/3

 (MARK  ONE)
    |X|                  ANNUAL REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

                                       OR

    |_|                TRANSITION REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-10238


                            U.S. ENERGY SYSTEMS, INC.
               (Exact name of Registrant as specified its charter)

                                 ---------------

           DELAWARE                                         52-1216347
   (State of Incorporation)                              (I.R.S. Employer
                                                      Identification Number)

 ONE NORTH LEXINGTON AVENUE
   WHITE PLAINS, NY 10601                                (914) 993-6443
   (Address of principal                         (Registrant's telephone number,
     executive offices)                                 including area code)

        Securities registered pursuant to Section 12(b) of the Act: NONE.
           Securities Registered pursuant to Section 12(g) of the Act:

                               TITLE OF EACH CLASS
                               -------------------
                     Common Stock, par value $.01 per share

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure  of delinquent  filers in response to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_| .

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

================================================================================

Overview

We are filing this third amendment to our Annual Report on Form 10-K for the year ended December 31, 2004, to amend and restate financial statements and other financial information for the year 2004 with respect to a change in the application of accounting principles relating to the treatment of the payment received by US Energy Biogas Corp. ("USEB"), our majority owned subsidiary, with respect to Biogas' prior sale to AJG Financial Services, Inc. of certain ownerhsip interests in Illinois based generating project entities. See Note A(2)(b) to our consolidated financial statements included herein.

ITEM 6. SELECTED FINANCIAL DATA

(Dollars in thousands, except share data)
---------------------------------------------------------------------------------------------------------------
                                                                                                     YEAR ENDED
                                                                                                      JAN. 31,
                                                 2004          2003         2002          2001          2000
                                               ---------     ---------    ---------     ---------    ---------
   Total assets                                $ 175,932     $ 172,041    $ 219,008     $ 187,610    $  14,354
   Long-Term Debt                                 87,814        70,084      114,277        57,005          384
   Total Stockholder's Equity                     30,601        39,085       38,754        45,865       10,491
   Revenues                                       20,108        24,999       28,620        22,760        4,195
   Income (Loss) from Operations                  (4,029)        5,035       (5,710)        4,772         (609)
   Income (Loss) Applicable to Common Stock      (10,072)        1,009      (16,979)        3,378         (743)
Basic Earnings per Common Share                $    (.85)    $    0.08    $   (1.39)    $    0.35    $   (1.05)
Diluted Earnings per Common Share              $      --     $    0.11    $      --     $    0.27    $      --

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

            6) AJG Financial Services, Inc. satisfied its obligation to pay for the remaining 50% ownership in certain Illinois gencos which resulted in a $2,000 pre-tax gain in 2004. See Note G to the consolidated financial statements.

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

During 2004, our $4,029 loss from operations was principally the result of the $7,089 write off of the Company's investment in SEFL. Our Net Loss of $9,244 includes $6,560 in gains from the disposal of segments ($4,560 from the sale of USE Canada and $2,000 from the payment for ownership interest in Illinois based generating project entities previously sold to AJG) the expensing of $13,858 of transaction costs associated with the Countryside transaction (refer to Note K to the Consolidated Financial Statements) and $6,989 in losses from Foreign Currency Transactions (refer to Note N to the Consolidated Financial Statements).

RESULTS OF OPERATIONS

COMPARISON OF 2004, 2003 AND 2002

Net Income Applicable to Common Stock:

      The Company's Net Income/(Loss) Applicable to Common Stock for the year ended December 31, 2004 was $(10,072) compared with net income of $1,009 for 2003 and a loss of $(11,082) for 2002. The for the 2004 period from the 2003 period was primarily to (i) the inclusion in 2004 of $6,989 in foreign currency translation expense related to USEB's debt with Countryside Canada which closed in April, 2004; (ii) the inclusion of $1,441 in net non-recurring expenses (transaction costs less minority interests and gain on disposal of segment) related to the completion of the sale of USEY Canada and the refinancing of the USEB debt; (iii) the inclusion of $7,089 in expense related to the write off on the SEFL investment; (iv) an increase of $5,467 in income tax benefits due to the increase in transaction costs and the write off of the SEFL investment and
(v) the inclusion of $2,279 in gains associated with USEB's acquisition of subordinated indebetness below the face value of such indebtedness.

Operating Income:

A summary of the components of operating income follows:

  (Dollars in thousands)
  ------------------------------------------------------------------------------
                                               2004         2003         2002
                                            ---------    ---------    ---------
  Revenues                                  $  20,108    $  24,999    $  28,620
  Operating Expenses                            9,646       10,964       14,842
  General and Administritive Expenses           3,241        5,918        9,958
  Depreciation and Amortization                 4,279        3,874        5,906
  Investment Writeoffs                          7,089           --        3,684
  (Gain) From Joint Ventures                     (118)        (792)         (60)
                                            ---------    ---------    ---------
  Income/(Loss) from Operations             $  (4,029)   $   5,035    $  (5,710)
                                            =========    =========    =========

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

            5) AJG Financial Services, Inc. satisfied its obligation to pay for the remaining 50% ownership in certain Illinois gencos which resulted in a $2,000 pre-tax gain in the second quarter of 2004.

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

                                                       2004          2003          2002
                                                    ----------    ----------    ----------
General and Administrative Expenses
     Salaries, Other Compensation and Consulting    $    5,659    $    3,336    $    4,964
     Legal and Professional                                712           722           660
     Insurance                                             470           623           789
     Corporate Expenses                                    412           572           371
     Other                                                 827           665         3,174
     Countryside Fund Expense Reimbursement             (4,839)           --            --
                                                    ----------    ----------    ----------
         Total:                                     $    3,241    $    5,918    $    9,958
                                                    ==========    ==========    ==========

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

INTEREST AND DIVIDEND INCOME: Interest and dividend income for 2004 was $2,828, an increase of $1,693, or 149%, compared with $1,135 for 2003. The increase in interest income is primarily from the interest earned on the $14,000 purchase note (bearing a 15% interest rate) delivered by AJG Financial Services in payment of the balance of the purchase price owed in connection with the acquisition of ownership interests in certain of the Illinois based generating project entities that it acquired from USEB. See Note G to the consolidatd financial statements.

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

UNREALIZED GAIN/(LOSS): The unrealized gain of $1,588 for 2004 is comprised of $1,246 of mark to market gains in open trading positions from the investment of the Illinois Accounts and $1,315 in gains associated with foreign currancy exchange rates Less taxes of $974. The unrealized gains for 2003 and 2004 were from gains associated with foreign currency exchange rates from our discontinued foreign operations.

INCOME TAX: Provision for income taxes resulted in a tax benefit for 2004, 2003 and 2002 of $6,694, $1,227 and $5,671, respectively. The 2004 increase in the provision for income taxes is primarily due to the write off of the SEFL investment (refer to Note B to the Consolidated Financial Statements), the expensing of costs associated with the Countryside transaction (refer to Note K to the Consolidated Financial Statements) and Foreign Currency Transaction Expense associated with the Countryside financing (refer to Note N to the Consolidated Financial Statements). The Company has a Net Operating Loss ("NOL") carry forward of approximately $50,000, some of which is subject to limitation under Section 382 of the IRS code.

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

(Dollars in thousands)
------------------------------------------------------------------------------------------------
                                               LESS THAN                              MORE THAN
                                     TOTAL       1 YEAR     1-3 YEARS    4-5 YEARS      5 YEARS
                                  ----------   ----------   ----------   ----------   ----------
Debt Obligations                  $   87,814   $    1,517   $    3,582   $    4,458   $   78,257
Operating Leases                         776          291          478            7           --
Purchase Obligations (1)               1,224          288          864           72           --
Other Long Term Liabilities (2)       49,028            0            0        1,000       48,028
                                  ----------   ----------   ----------   ----------   ----------
         TOTAL                    $  138,842   $    2,096   $    4,924   $    5,537   $  126,285
                                  ==========   ==========   ==========   ==========   ==========

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

SUPPLEMENTARY FINANCIAL INFORMATION

2004 (Dollars in thousands, except share amounts)
-----------------------------------------------------------------------------------------------------------------------
                                         FIRST QUARTER        SECOND QUARTER        THIRD QUARTER        FOURTH QUARTER
                                         -------------        --------------        -------------        --------------
Operating Revenue                        $       5,117        $        4,479        $       6,213        $        4,299
Operating Income                                (6,501)                 (759)               1,812                 1,419
Net Income (Loss) for Common Stock              (4,181)               (1,952)                (883)               (3,056)
Basic Earnings (Loss) per Common Stock           (0.35)                (0.17)               (0.07)                (0.26)
Diluted Earnings per Common Stock                   --                    --                   --                    --

2003 (Dollars in thousands, except share amounts)
-----------------------------------------------------------------------------------------------------------------------
                                         FIRST QUARTER        SECOND QUARTER        THIRD QUARTER        FOURTH QUARTER
                                         -------------        --------------        -------------        --------------
Revenue                                  $       5,883        $        6,207        $       6,390        $        6,519
Operating Income                                 1,657                 1,121                  741                 1,516
Net income for Common Stock                        143                 1,370                  315                  (818)
Basic Earnings per Common Stock                   0.01                  0.11                 0.03                 (0.07)
Diluted Earnings per Common Stock                 0.01                  0.08                 0.02                    --

Disposal of Segments of a Business:

      During 2004, the Company disposed of various equity interests in business segments as described below:

      1. During the three months ended March 31, 2004, the Company sold its interests in Scandinavian Energy Finance, Limited producing an after tax loss of $4,395. Please refer to Note B to the Consolidated Financial Statements for further discussion.

      2. During the three months ended June 30, 2004, the Company sold its interest in USE Canada Energy Corp, producing an after tax gain of $4,560. Please refer to Note B to the Consolidated Financial Statement for further discussion.

      During 2004, the Company's financial results included various extraordinary, non-recurring items as described below(all amounts specified are after the effect of taxes and minority interests):

      1. During the three months ended June 30, 2004, the Company financial results included $4,110 of extraordinary expense related to the refinancing of USEB's debt, see Note K to the Consolidated Financial Statements and a $673 gain related to the completion of the sale of ownership interests in Illinois based generating project entities, see Note G to the Consolidated.

      2. During the three months ended September 30, 2004, the Company's financial results include a $920 gain related to USEB's acquisition of a subordinated note below the note's face value, see Note K to the Consolidated Financial Statements.


ITEM 9. FINANCIAL DISCLOSURE

      On November 18, 2004, we received a letter from Kostin, Ruffkess & Company, LLC, the firm that had served as our independent registered public accountants since 2001 ("Kostin Ruffkess"), stating that they intended "to withdraw from audit work in the public company arena."

      Kostin Ruffkess' reports on our consolidated financial statements for each of the years ended December 31, 2004 and 2003 did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles. During the years ended December 31, 2004 and 2003 and the subsequent interim period through June 10, 2005, the date Kostin Ruffkess ceased to serve as our principal independent registered public accountants, there were no disagreements with Kostin Ruffkess on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Kostin Ruffkess, would have caused it to make a reference thereto in its reports on our financial statements for such periods.

      On April 4, 2005, we engaged Eisner LLP ("Eisner") as our independent registered public accountants for the year ending December 31, 2005 and the interim periods prior to such year-end. The decision to retain Eisner was approved by the audit committee of our Board of Directors. During our two most recent fiscal years and all subsequent interim periods, we did not consult with Eisner regarding the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, nor did Eisner provide advice to us, either written or oral, that was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue. Further, during our two most recent fiscal years or subsequent interim periods, we have not consulted with Eisner on any matter that was the subject of a disagreement or a reportable event.

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

10.10 Subscription Agreement, dated March 20, 1998, between the Company and Energy Systems Investors, LLC (3)

10.11 Registration Rights Agreement, dated March 20, 1998, between the Company and Energy Systems Investors, LLC (3)

--------------------------------------------------------------------------------
EXHIBIT
NUMBER      DESCRIPTION
--------------------------------------------------------------------------------
10.12       Amended and Restated Stock Option Agreement  between the Company and
            Lawrence I. Schneider dated May 10, 2000 with respect to 750,000 shares of the Company Common Stock (4) *

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

10.20 Stockholders Agreement dated as of November 28, 2000 by and among US Energy, US Energy Sub and Cinergy Energy (5)

10.21 Indemnification Agreement dated as of November 28, 2000 by and among US Energy, US Energy Sub and Cinergy Energy (5)

10.22 Employment Agreement dated as of May 10, 2000 by and between the Company and Lawrence Schneider (6) *

10.23 Employment Agreement dated as of May 10, 2000 by and between the Company and Goran Mornhed (6) *

10.24       2000 Executive Incentive Compensation Plan (6) *

10.25       2000 Executive Bonus Plan (6) *

10.26 Stock Option Agreement between the Company and Lawrence Schneider with respect to 1,000,000 shares of Common Stock (6) *

10.27 Stock Option Agreement between the Company and Goran Mornhed with respect to 187,500 shares of Common Stock (6) *

10.28 Stock Option Agreement between the Company and Goran Mornhed with respect to 562,500 shares of Common Stock (6) *

10.29 Standby Payment Agreement dated as of June 11, 2001 by and among U.S. Energy Systems, Inc., USE Canada Acquisition Corp. and AJG Financial Services, Inc. (9)

10.30       Development Incentive Plan (10) *

10.31       Corporate Incentive Plan (10) *

10.32       Finance Incentive Plan (10) *

10.33 Employment Agreement dated as of January 1, 2002 between the Company and Edward Campana (10) *

10.34 Employment Agreement dated as of September 8, 2000 between the Company and Henry Schneider (10) *

--------------------------------------------------------------------------------
EXHIBIT
NUMBER      DESCRIPTION
--------------------------------------------------------------------------------
10.35       Agreement by and among AJG Financial, as agent, U.S. Energy, Cinergy
            Energy, U.S. Energy Biogas and Tannenbaum, Helpern as agent dated as of October 16, 2003 (11)

10.36 Escrow letter by and among, Tannenbaum, Halpern escrow agent, AJG Financial, Cinergy Energy, US Energy, U.S. Energy Biogas Corp (11)

10.37 Amended and Restated Subordinated Note from U.S. Energy Biogas Corp. to AJG Financial Services, Inc. (11)

10.38       Loan Agreement dated as of November 3, 2003 (11)

10.39       2003 Finance Incentive Plan (11) *

10.40       2003 Development Incentive Plan (11) *

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

10.45       Form of Restricted Stock Unit for Directors (13) *

10.46       Form of Restricted Stock Unit for Officers (13) *

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

18.1        Letter dated August 22, 2005 from Kostin, Ruffkess & Company, LLC

23.1        Consent of Kostin, Ruffkess and Company, LLC.

31.1        Rule 13a-14(a)/15d-14(a) certifications

31.1        Rule 13a-14(a)/15d-14(a) certifications

32.1        Section 1350 certification

            * Management contract or compensatory plan or arrangement

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 333-94612)

--------------------------------------------------------------------------------
EXHIBIT
NUMBER      DESCRIPTION
--------------------------------------------------------------------------------
(2)         Incorporated  by reference to the  Company's  Annual  Report on Form
            10-KSB for the year ended January 31, 1994

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

(12) Incorporated by reference to the Company's Report on Form 10-Q for the period ended March 31, 2004

(13) Incorporated by reference to the Company's Report on Form 10-Q for the period ended September 30, 2004

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Report of Independent Registered Public Accounting Firm.....................F-2

Consolidated Balance Sheets as of December 31, 2004 and 2003................F-3

Consolidated Statements of Operations and Other Comprehensive
  Income (Loss) for the Years ended December 31, 2004, 2003 and 2002........F-5

Consolidated Statements of Cash Flows for the Years ended
  December 31, 2004, 2003 and 2002..........................................F-7

Consolidated Statements of Changes in Stockholders' Equity for
  the Years ended December 31, 2004, 2003 and 2002..........................F-9

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

Kostin, Ruffkess & Company, LLC
Farmington, Connecticut


/s/ Kostin, Ruffkess & Company, LLC

March 29, 2005
Except as to the restatement discussed in note A(2) to the consolidated financial statements which is as of August 22, 2005.

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)

                                                                         DECEMBER 31, 2004       DECEMBER 31, 2003
                                                                           (AS RESTATED)
                                                                         -----------------       -----------------
ASSETS
Current Assets:
   Cash ............................................................                15,982       $           3,725
   Restricted Cash and Marketable Securities .......................                29,609                  17,188
   Accounts Receivable (less allowance for doubtful accounts
     $46 and $1,313 in 2004 and 2003, respectively) ................                 4,857                   9,105
   Installments Sale Partnership Interest and Interest Receivable,
     Current Portion ...............................................                 2,494                   2,678
   Other Current Assets ............................................                 1,639                   3,664
                                                                         -----------------       -----------------
       Total Current Assets, Net ...................................                54,581                  36,360

Property, Plant and Equipment, Net .................................                41,901                  43,729
Construction in Progress ...........................................                   198                     595
Installment Sale Partnership Interest, less Current Portion ........                23,537                  12,987
Notes Receivable ...................................................                    --                   1,247
Investments ........................................................                   801                   8,251
Debt Issuance Costs, Net of Accumulated Amortization ...............                11,266                   2,405
Goodwill ...........................................................                26,618                  26,218
Foreign Currrency Hedge ............................................                 2,414                      --
Deferred Tax Asset .................................................                14,605                  11,812
Other Assets .......................................................                    11                     257
Assets to be disposed of ...........................................                    --                  28,180
                                                                         -----------------       -----------------
       Total Assets ................................................     $         175,932       $         172,041
                                                                         =================       =================

LIABILITIES
Current Liabilities:
   Current Portion Long-Term Debt ..................................     $           1,517       $           4,928
   Notes Payable - Stockholder .....................................                    --                     688
   Accounts Payable and Accrued Expenses ...........................                 4,057                   5,887
   Deferred Revenue Installment Sale Partnership Interest,
     Current Portion ...............................................                   398                   1,007
                                                                         -----------------       -----------------
       Total Current Liabilities ...................................                 5,972                  12,510

Long-Term Debt less Current Portion ................................                86,297                  53,827
Notes Payable - Stockholder ........................................                    --                  10,641
Deferred Revenue Installment Sale Partnership Interest,
  less Current Portion .............................................                16,699                   5,105
Deferred Royalty ...................................................                 5,686                      --
Illinois Subsidy Liability .........................................                26,346                  20,652
Advances from Joint Ventures .......................................                    --                     102
Liabilities to be disposed of ......................................                    --                  21,745
                                                                         -----------------       -----------------
       Total Liabilities ...........................................               141,000                 124,582

Minority Interests .................................................                 4,331                   8,374

                 See notes to consolidated financial statements
             which are an integral part of the financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

                                                                                 DECEMBER 31, 2004      DECEMBER 31,2003
                                                                                   (AS RESTATED)
                                                                                 -----------------      ----------------
ASSETS
Preferred Stock, $.01 par Value, Authorized 10,000,000 Shares:
   Series B, Cumulative, Convertible, Issued and Outstanding 368 Shares ......                  --                    --
   Series C Cumulative, Convertible, Issued and Outstanding 100,000 Shares ...                   1                     1
   Series D, Cumulative, Convertible, Issued and Outstanding 1,138,888
     Shares...................................................................                  11                    11

Total Common Stock, $.01 par Value, Authorized 50,000,000 Shares, issued
  12,333,974 .................................................................                 123                   123
Treasury Stock, at Cost ......................................................              (2,204)               (2,204)
Additional Paid-in Capital ...................................................              64,063                64,891
Accumulated Deficit ..........................................................             (33,403)              (24,159)
Other Comprehensive Income ...................................................               2,010                   422
                                                                                 -----------------      ----------------
       Total Stockholders' Equity ............................................              30,601                39,085
                                                                                 -----------------      ----------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............................   $         175,932      $        172,041
                                                                                 =================      ================

                 See notes to consolidated financial statements
             which are an integral part of the financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF OPERATIONS AND OTHER
                           COMPREHENSIVE INCOME (LOSS)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                               YEAR ENDED
                                                           DECEMBER 31, 2004         YEAR ENDED           YEAR ENDED
                                                              (AS RESTATED)      DECEMBER 31, 2003     DECEMBER 31, 2002
                                                           -----------------     -----------------     -----------------
Revenues                                                   $          20,108     $          24,999     $          28,620
                                                           -----------------     -----------------     -----------------
Costs and Expenses:
   Operating Expenses                                                  9,646                10,964                14,842
   Investment Write-Offs                                               7,089                    --                 3,684
   General and Administrative Expenses                                 3,241                 5,918                 9,958
   Depreciation and Amortization                                       4,279                 3,874                 5,906
   (Gain) from Joint Ventures                                           (118)                 (792)                  (60)
                                                           -----------------     -----------------     -----------------
       Total Costs and Expenses                                       24,137                19,964                34,330

(Loss)/Income from Operations                                         (4,029)                5,035                (5,710)
Interest and Dividend Income                                           2,828                 1,135                 1,729
Foreign Currency Transaction Expense                                  (6,989)                   --                    --
Interest Expense                                                      (9,443)               (6,779)               (7,766)
Transaction costs                                                    (13,858)                   --                    --
Other Income                                                           2,641                    --                    --
Asset Sales                                                               --                (1,944)                   --
(Loss) on Investments                                                     --                    --                (5,120)
Minority Interest                                                      5,857                   296                 1,613
                                                           -----------------     -----------------     -----------------

(Loss) before Taxes and Cumulative effect of                         (22,993)               (2,257)              (15,254)
   Accounting Change and Disposal of a Segment
Income Tax Benefit (Expense)                                           6,694                 1,227                 5,671
                                                           -----------------     -----------------     -----------------
(Loss) before Cumulative effect of Accounting                        (16,299)               (1,030)               (9,583)
   Change and Disposal of a segment
Income/(Loss) from discontinued operations                               495                 1,188                (4,192)

Gain/(Loss) on Disposal of a Segment (net of
   Income Tax benefit/(expense) of $(8,875),
   $(887) and $1,080, respectively)                                    6,560                 1,680                (1,619)
Cumulative effect of Accounting Change in Years
   Prior to 2002(net of Income Tax benefit of $546)                       --                    --                  (754)
                                                           -----------------     -----------------     -----------------
Net (Loss) Income                                                     (9,244)                1,838               (16,148)
                                                           -----------------     -----------------     -----------------
Dividends on Preferred Stock                                            (828)                 (829)                 (831)
                                                           -----------------     -----------------     -----------------
(Loss)/Income Applicable to Common Stock                   $         (10,072)    $           1,009     $         (16,979)
                                                           =================     =================     =================
Other Comprehensive Income (Loss),
   Net of Tax
Net (Loss)/Income                                          $          (9,244)    $           1,838     $         (16,148)
                                                           -----------------     -----------------     -----------------
Unrealized Gain (net of Taxes)                                         1,588                   279                   295
                                                           -----------------     -----------------     -----------------
Total Comprehensive Income (Loss)                          $          (7,656)    $           2,117     $         (15,853)
                                                           =================     =================     =================

                 See notes to consolidated financial statements
             which are an integral part of the financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENT OF OPERATIONS AND OTHER
                     COMPREHENSIVE INCOME (LOSS) (CONTINUED)
                                 (IN THOUSANDS)

                                                                   YEAR ENDED
                                                               DECEMBER 31, 2004         YEAR ENDED               YEAR ENDED
                                                                 (AS RESTATED)        DECEMBER 31, 2003        DECEMBER 31, 2002
                                                               -----------------      -----------------        -----------------
INCOME (LOSS) PER SHARE OF COMMON STOCK:
   (Loss) Income per Share of Common Stock - Basic             $           (0.85)     $            0.08        $           (1.39)
   (Loss) Income per Share of Common Stock - Diluted           $              --      $            0.11        $              --
   Weighted Average Number of Common Shares
     Outstanding - Basic                                                  11,890                 11,935                   12,186
   Weighted Average Number of Common Shares
     Outstanding - Diluted                                                17,058                 17,089                   17,351

                 See notes to consolidated financial statements
             which are an integral part of the financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               FOR THE YEAR ENDED
                                                                DECEMBER 31, 2004     FOR THE YEAR ENDED     FOR THE YEAR ENDED
                                                                 (AS RESTATED)        DECEMBER 31, 2003       DECEMBER 31, 2002
                                                                -----------------     ------------------     ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .........................................  $          (9,244)    $            1,838     $          (16,148)

     Adjustments to Reconcile Net Income (loss) to
      net cash provided by (used in) operating activities:
       Depreciation and Amortization .........................              4,279                  3,874                  6,123
       Purchase Price Adjustment .............................                 --                  1,100
       Loss on Sale of Segment ...............................                 --                     --                  1,619
       Gain on sale of subsidiary ............................              1,384                 (1,680)
       Minority Interest Income ..............................             (1,734)                  (296)                 1,000
       Impairments and Write-offs ............................                 --                  1,944                 11,889
       Gain on Acquisition of Debt ...........................             (2,728)                    --                     --
       Unrealized Loss/(Gains) ...............................              1,588                     --                     --
       Foreign Currency Transaction Expense ..................              7,293                     --                     --
       Deferred Taxes ........................................              3,287                   (526)                (8,225)
       Equity in (gain) Loss of Joint Ventures ...............                 --                     --                    (60)

       Cumulative effects of Accounting Change on years
         prior to 2002 (net of income tax of $546,000) .......                 --                     --                    754
   Changes in:
       Accounts Receivable, Trade ............................              4,247                 (1,313)                   746
       Foreign Currency Hedge ................................             (2,414)                    --                     --
       Other Current Assets ..................................              2,025                 (2,188)                   468
       Other Assets ..........................................                249                    154                  1,357
       Accounts Payable and Accrued Expenses .................             (1,829)                 1,809                  1,552
       Net effect of discontinued operation ..................                 --                    253                 (1,465)
       Minority Interest Liability ...........................                 --                     --                  1,218
       Deferred Revenue ......................................            (14,515)                  (980)                (1,185)
       Rate Incentive Liability ..............................              5,694                  5,452                  5,619
                                                                -----------------     ------------------     ------------------

Net cash flows provided by (used in) Operating
   Activities ................................................             (2,418)                 9,441                  5,262

CASH FLOWS FROM INVESTING ACTIVITIES:
       Investments ...........................................                 --                   (638)                (3,099)
       Proceeds from Sale of Subsidiary ......................             15,885
       Net Acquisition of Equipment and Leasehold
         Improvements ........................................             (1,384)                  (512)                (3,047)
       Increase in Notes Receivable ..........................                 --                 (1,247)               (51,450)
       Deferred Financing Costs ..............................                 --                     --                  2,492
       Goodwill ..............................................               (401)                    --                     --
                                                                -----------------     ------------------     ------------------
Net cash provided by (used in) Investing Activities ..........             14,100                 (2,397)               (55,104)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (IN THOUSANDS) (CONTINUED)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from Notes Receivable ..................                        2,379                  2,425                    866
       Payments of Long-term Debt ......................                      (66,039)                (3,930)                (4,522)
       Proceeds from Long-term Debt ....................                       81,430                  1,100                 44,856
       Debt Issuance Costs .............................                       (9,531)                    --                     --

       Proceeds from Exercise of Options and Warrants ..                           --                     --                    231
       Deferred Royalty ................................                        5,686                     --                     --
       Dividends on Preferred Stock ....................                         (828)                  (829)                  (831)
       Minority Interests ..............................                           --                     --                   (613)
       Advance from JV .................................                         (101)                    --                     --
                                                                    -----------------     ------------------     ------------------
Net cash provided by (used in) Financing Activities ....                       12,996                 (1,234)                39,987
                                                                    -----------------     ------------------     ------------------

NET INCREASE (DECREASE) IN CASH ........................                       24,677                  5,810                 (9,855)
                                                                    -----------------     ------------------     ------------------
CASH, RESTRICTED CASH and MARKETABLE SECURITIES -
   BEGINNING OF PERIOD .................................                       20,913                 15,103                 24,958
                                                                    -----------------     ------------------     ------------------
CASH, RESTRICTED CASH AND MARKETABLE SECURITIES - END
   OF PERIOD ...........................................            $          45,591     $           20,913     $           15,103
                                                                    =================     ==================     ==================

       Supplemental Disclosure of Cash Flow
          Information:
          Cash paid for Interest .......................            $           7,445     $            4,685     $            5,350
                                                                    -----------------     ------------------     ------------------
       Supplemental Schedule of Non-cash Financing
          Activities:
          Gain on Acquisition of Debt ..................                        2,728                     --                     --
                                                                    -----------------     ------------------     ------------------
       Contingent Notes Receivable .....................                        2,502                     --                     --
                                                                    -----------------     ------------------     ------------------
       Note Receivable from Sale of Partnership Interest                       14,000                     --                     --
                                                                    -----------------     ------------------     ------------------
       State Taxes Paid ................................                          240                     --                     --
                                                                    -----------------     ------------------     ------------------
       Conversion of Receivable to Investment by SEFL ..                           --                     --                  5,085
                                                                    -----------------     ------------------     ------------------
       Return of Treasury Stock ........................                           --                    399                  1,310
                                                                    -----------------     ------------------     ------------------
       Issuance of Common Stock for investment interest
          in SEFL ......................................                           --                     --                    675
                                                                    -----------------     ------------------     ------------------
       Notes Receivable - SEFL .........................                           --                 52,726                     --
                                                                    -----------------     ------------------     ------------------
       Long-Term Debt - SEFL ...........................            $              --     $           45,398     $               --
                                                                    -----------------     ------------------     ------------------

                 See notes to consolidated financial statements
             which are an integral part of the financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 2004
                                 (IN THOUSANDS)

-------------------------------------------------------------------------------------------------------------------
                              Preferred Stock Series B      Preferred Stock Series C      Preferred Stock Series D
                              -------------------------------------------------------------------------------------
                                No. of                        No. of                        No. of
                                Shares         Amount         Shares         Amount         Shares         Amount
                              ----------     ----------     ----------     ----------     ----------     ----------
Balance - Dec. 31, 2003
   as previously reported            368             --        100,000     $        1       1,138,88     $       11
Adjustments                           --             --             --             --             --             --
Balance - Dec. 31, 2003
   as adjusted                       368             --        100,000              1       1,138,88             11
Issuance of Common
   Stock                              --             --             --             --             --             --
Othe Comprehensive
   Income/(Loss)                      --             --             --             --             --             --
Treasury Stock                        --             --             --             --             --             --
Net Income for the
   year ended
   December 31, 2004                  --             --             --             --             --             --
Dividends on
   Preferred Stock:                   --             --             --             --             --             --
Series B                              --             --             --             --             --             --
Series C                              --             --             --             --             --             --

Series D                              --             --             --             --             --             --
                              ----------     ----------     ----------     ----------     ----------     ----------
Balance -
   December 31, 2004                 368             --        100,000     $        1       1,138,88     $       11
                              ==========     ==========     ==========     ==========     ==========     ==========

-------------------------------------------------------------------------------------
                                                  Treasury Stock
                              -------------------------------------------------------
                                No. of                        No. of
                                Shares         Amount         Shares         Amount
                              ----------     ----------     ----------     ----------
Balance - Dec. 31, 2003
   as previously reported       (445,930)    $   (2,204)    12,333,974     $      123
Adjustments                           --             --             --             --
Balance - Dec. 31, 2003
   as adjusted                  (445,930)        (2,204)    12,333,974            123
Issuance of Common
   Stock                              --             --             --             --
Othe Comprehensive
   Income/(Loss)                      --             --             --             --
Treasury Stock                        --             --             --             --
Net Income for the
   year ended
   December 31, 2004                  --             --             --             --
Dividends on
   Preferred Stock:                   --             --             --             --
Series B                              --             --             --             --
Series C                              --             --             --             --

Series D                              --             --             --             --
                              ----------     ----------     ----------     ----------
Balance -
   December 31, 2004          $ (445,930)        (2,204)    12,333,974     $      123
                              ==========     ==========     ==========     ==========

-------------------------------------------------------------------------------------
                                              Common Stock
                              -------------------------------------------------------
                                              Foreign
                              Additional      Currency
                                Paid in      Translation    Accumulated
                                Capital      Adjustment       Deficit         Total
                              ----------     ----------     ----------     ----------
Balance - Dec. 31, 2003
   as previously reported     $   64,891     $      422     $  (24,159)    $   39,085
Adjustments                           --             --             --             --
Balance - Dec. 31, 2003
   as adjusted                    64,891            422        (24,159)        39,085
Issuance of Common
   Stock                              --             --             --             --
Othe Comprehensive
   Income/(Loss)                      --          1,588             --          1,588
Treasury Stock                        --             --             --             --
Net Income for the
   year ended
   December 31, 2004                  --             --         (9,244)        (9,244)
Dividends on
   Preferred Stock:                   --             --             --             --
Series B                             (33)            --             --            (33)
Series C                            (180)            --             --           (180)

Series D                            (615)            --             --           (615)
                              ----------     ----------     ----------     ----------
Balance -
   December 31, 2004          $   64,063     $    2,010     $  (33,403)    $   30,601
                              ==========     ==========     ==========     ==========

                 See notes to consolidated financial statements
             which are an integral part of the financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 2003
                                 (IN THOUSANDS)

-------------------------------------------------------------------------------------------------------------------
                              Preferred Stock Series B      Preferred Stock Series C      Preferred Stock Series D
                              -------------------------------------------------------------------------------------
                                No. of                        No. of                        No. of
                                Shares         Amount         Shares         Amount         Shares         Amount
                              ----------     ----------     ----------     ----------     ----------     ----------
Balance - Dec.31, 2002
   as previously reported            368             --        100,000     $        1      1,138,888     $       11
Adjustments                           --             --             --             --             --             --
Balance - Dec.31, 2002
   as adjusted                       368             --        100,000              1      1,138,888             11
Shares Issued for
   Exercised Options
   and Warrants                       --                            --             --             --             --
Issuance of Common
   Stock                              --                                                                         --
Treasury Stock                        --             --             --             --             --             --
Other Comprehensive
   Income/(Loss)                      --             --             --             --             --             --
Net Loss for the year
   ended December 31, 2003            --             --             --             --             --             --
Dividends on
   Preferred Stock:
Series B                              --             --             --             --             --             --
Series C                              --             --             --             --             --             --
Series D                              --             --             --             --             --             --
                              ----------     ----------     ----------     ----------     ----------     ----------
Balance -
   December 31, 2003                 368             --        100,000     $        1      1,138,888     $       11
                              ==========     ==========     ==========     ==========     ==========     ==========

-------------------------------------------------------------------------------------
                                                  Treasury Stock
                              -------------------------------------------------------
                                No. of                        No. of
                                Shares         Amount         Shares         Amount
                              ----------     ----------     ----------     ----------
Balance - Dec.31, 2002
   as previously reported       (383,450)    $   (1,805)    12,333,613     $      123
Adjustments                           --             --             --             --
Balance - Dec.31, 2002
   as adjusted                  (383,450)        (1,805)    12,333,613            123
Shares Issued for
   Exercised Options
   and Warrants                       --             --             --             --
Issuance of Common
   Stock                              --             --            361             --
Treasury Stock                    62,480           (399)            --             --
Other Comprehensive
   Income/(Loss)                      --             --             --             --
Net Loss for the year
   ended December 31, 2003            --             --             --             --
Dividends on
   Preferred Stock:
Series B                              --             --             --             --
Series C                              --             --             --             --
Series D                              --             --             --             --
                              ----------     ----------     ----------     ----------
Balance -
   December 31, 2003            (445,930)    $   (2,204)    12,333,974     $      123
                              ==========     ==========     ==========     ==========

-------------------------------------------------------------------------------------
                                              Common Stock
                              -------------------------------------------------------
                                              Foreign
                              Additional      Currency
                                Paid in      Translation    Accumulated
                                Capital      Adjustment       Deficit         Total
                              ----------     ----------     ----------     ----------
Balance - Dec.31, 2002
   as previously repor        $   65,720     $      701     $  (23,154)    $   41,597
Adjustments                           --             --         (2,843)        (2,843)
Balance - Dec.31, 2002
   as adjusted                    65,720            701        (25,997)        38,754
Shares Issued for
   Exercised Options
   and Warrants                       --             --             --             --
Issuance of Common
   Stock                              --             --             --
Treasury Stock                        --             --             --           (399)
Other Comprehensive
   Income/(Loss)                      --           (279)            --           (279)
Net Loss for the year
   ended December 31,                 --             --          1,838          1,838
Dividends on
   Preferred Stock:
Series B                             (34)            --             --            (34)
Series C                            (180)            --             --           (180)
Series D                            (615)            --             --           (615)
                              ----------     ----------     ----------     ----------
Balance -
   December 31, 2003          $   64,891     $      422     $  (24,159)    $   39,085
                              ==========     ==========     ==========     ==========

                 See notes to consolidated financial statements
             which are an integral part of the financial statements

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

        CONSOLIDATED STATEMENTS OF CHANGES IN TOTAL STOCKHOLDERS' EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 2002
                                 (IN THOUSANDS)

-------------------------------------------------------------------------------------------------------------------
                              Preferred Stock Series B      Preferred Stock Series C      Preferred Stock Series D
                              -------------------------------------------------------------------------------------
                                No. of                        No. of                        No. of
                                Shares         Amount         Shares         Amount         Shares         Amount
                              ----------     ----------     ----------     ----------     ----------     ----------
Balance - Dec.31,
   2001 as previously
   reported                          368             --        100,000     $       --      1,138,888     $       11
Adjustments                           --             --             --             --             --             --
Balance - Dec.31, 2001
   as adjusted                       368             --        100,000             --      1,138,888             11
Shares Issued for
   Exercised Options
   and Warrants                       --             --             --             --             --             --
Issuance of Common
   Stock                              --             --             --             --             --             --
Treasury Stock                        --             --             --             --             --             --
Other Comprehensive
   Income/(Loss)                      --             --             --             --             --             --
Net Loss for the year
   ended December 31, 2002            --             --             --             --              --             --
Dividends on
   Preferred Stock:
Series B                              --             --             --             --             --             --
Series C                              --             --             --             --             --             --
Series D                              --             --             --             --             --             --
                              ----------     ----------     ----------     ----------     ----------     ----------
Balance -
   December 31, 2002                 368             --        100,000     $       --      1,138,888     $       11
                              ==========     ==========     ==========     ==========     ==========     ==========

-------------------------------------------------------------------------------------
                                                  Treasury Stock
                              -------------------------------------------------------
                                No. of                        No. of
                                Shares         Amount         Shares         Amount
                              ----------     ----------     ----------     ----------
Balance - Dec.31,
   2001 as previously
   reported                     (114,700)    $     (495)    12,065,000     $      121
Adjustments                           --             --             --             --
Balance - Dec.31, 2001
   as adjusted                  (114,700)          (495)    12,065,000            121
Shares Issued for
   Exercised Options
   and Warrants                       --             --        120,637              1
Issuance of Common
   Stock                              --             --        147,976              1
Treasury Stock                  (268,750)        (1,310)            --             --
Other Comprehensive
   Income/(Loss)                      --             --             --             --
Net Loss for the year
   ended December 31, 2002            --             --             --             --
Dividends on
   Preferred Stock:
Series B                              --             --             --             --
Series C                              --             --             --             --
Series D                              --             --             --             --
                              ----------     ----------     ----------     ----------
Balance -
   December 31, 2002            (383,450)    $   (1,805)    12,333,613     $      123
                              ==========     ==========     ==========     ==========

-------------------------------------------------------------------------------------
                                              Common Stock
                              -------------------------------------------------------
                                              Foreign
                              Additional      Currency
                                Paid in      Translation    Accumulated
                                Capital      Adjustment       Deficit         Total
                              ----------     ----------     ----------     ----------
Balance - Dec.31,
   2001 as previously
   reported                   $   65,647     $      406     $   (7,733)    $   57,958
Adjustments                           --             --         (2,116)        (2,116)
Balance - Dec.31, 2001
   as adjusted                    65,647            406         (9,849)        55,842
Shares Issued for
   Exercised Options
   and Warrants                      230             --             --            231
Issuance of Common
   Stock                             674             --             --            675
Treasury Stock                        --             --             --         (1,310)
Other Comprehensive
   Income/(Loss)                      --            295             --            295
Net Loss for the year
   ended December 31, 2002            --            --        (16,148)       (16,148)
Dividends on
   Preferred Stock:
Series B                             (36)            --             --            (36)
Series C                            (180)            --             --           (180)
Series D                            (615)            --             --           (615)
                              ----------     ----------     ----------     ----------
Balance -
   December 31, 2002              65,720            701        (25,997)    $   38,754
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

      (2) RESTATEMENT

   (a) Foreign Currency Transaction

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

   (b) Gain Recognition

On April 8, 2004 AJG made a cash down payment of $2,000 and delivered a $14,000 non-recourse note (the "Note") payable to a Biogas subsidiary to satisfy AJG's obligation for the purchase of the ownership interests. The Note matures in 2024, requires scheduled payments of principal and interest and bears interest at a rate of 15% per annum. Payments on the Note are limited to cash distributions from the project entities with any excesses to the scheduled payments being applied as an additional principal payment and any deficits to scheduled being deferred. The Note is secured by the ownership interests.

The accounting treatment for such transaction reflected in the Company's Quarterly Reports on Form 10-Q for the periods ended June 30, 2004, September 30, 2004 and March 31, 2005 and in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 (collectively, the "Applicable Reports") reflect, before giving effect to taxes and minority interest, a non-recurring gain of $16,000 for the three months ended June 30, 2004. This gain represented the gain for both the cash and the Note.

The Company concluded that based upon a more conservative application of Staff Accounting Bulletin No. 30, Accounting for Divestiture of a Subsidiary or Other Business Operation, as amended, and Staff Accounting Bulletin no. 81, Gain Recognition on the Sale of a Business to a Highly Leveraged Entity, as amended, as they apply to the treatment of the gain associated with the Note, it would be more appropriate that gains associated with the Note be deferred and not recognized until such time as principal payments on the Note are received, as such principal payments are dependent upon future operations of the assets sold.

Accordingly, the Company is restating its financial statements in the Applicable Reports (as defined) to eliminate $7,598 (i.e. the amount of the gain associated with the Note less the minority interest in the gain) of the non-recurring gain. Future principal payments received on the Note will be recorded as gain for financial statement purposes as and when such payments are received.

The following tables isolate each of the restated amounts in the Company's Consolidated Balance Sheet as of December 31, 2004 and Statement of Operations and Other Comprehensive Income the three and six month period ended December 31, 2004.

                                                    AFTER FOREIGN
                                                       CURRENCY
                                                    TRANSACTION AND        AFTER FOREIGN
                                                   GAIN RECOGNITION     CURRENCY TRANSACTION
CONSOLIDATED BALANCE SHEET AT DECEMBER 31, 2004       RESTATEMENT            RESTATEMENT       AS ORIGINALLY REPORTED
-----------------------------------------------    ----------------     --------------------   ----------------------
     Foreign Currency Hedge                               $2,414                $2,414                 $1,207
     Deferred Tax Asset                                  $14,605               $14,605                $12,409
     Total Assets                                       $175,932              $175,932               $172,529
     Long-Term Debt                                      $87,814               $87,814                $80,521
     Deferred Revenue                                    $17,097                $3,097                 $3,097
     Minority Interests                                   $4,331               $10,733                $12,662
     Total Liabilities                                  $145,331              $137,733               $132,369
     Accumulated Deficit                               $(33,403)             $(25,805)              $(23,516)
     Acc. Other Comprehensive Income                      $2,010                $2,010                 $1,682
     Total Stockholder Equity                            $30,601               $38,199                $40,160
     Total Liabilities and Stockholder Equity           $175,932              $175,932               $172,529

                                                    AFTER FOREIGN
                                                       CURRENCY
                                                    TRANSACTION AND         AFTER FOREIGN
STATEMENT OF OPERATIONS                            GAIN RECOGNITION     CURRENCY TRANSACTION
FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2004         RESTATEMENT             RESTATEMENT      AS ORIGINALLY REPORTED
-----------------------------------------------    ----------------     --------------------   ----------------------
     Foreign Currency Transaction Income                 $(6,989)              $(6,989)                $-----
     Gain on Sale of Subsidiary                           $6,560                $9,944                 $9,944
     Minority Interest                                    $5,857                $3,990                 $2,061
     Income Tax Benefit                                   $6,694               $12,774                $10,003
     Net Income(Loss)                                    $(9,244)              $(1,646)                   $495
     Net Income(Loss) Applicable to
         Common Stock                                   $(10,072)              $(2,474)                 $(185)
     Income Per Share of Common Stock                     $(0.85)               $(0.21)                $(0.02)

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

Restricted cash and marketable securities as of December 31, 2004 consisted of the following:

         Illinois Subsidy Liability Reserve Accounts        $    23,438
         Improvement Reserve                                      4,022
         Debt Service Reserve                                     2,011
         Project Contract Reserve                                   138
                                                            -----------
                                                            $    29,609
                                                            ===========

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

NOTE E -- ILLINOIS RETAIL RATE PROGRAM

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

On April 8, 2004, AJG Financial Services, Inc. ("AJG") made a cash down payment of $2,000 and delivered a $14,000 note payable to a subsidiary of USEB to satisfy its obligation to pay for certain ownership interests in Illinois based generating project entities AJG had previously acquired. The note matures in 2024, requires scheduled payments of principal and interest and bears interest at a rate of 15% per annum. Payments on the note are limited to cash distributions from the project entities with any excesses to the scheduled payments being applied as an additional principal payment and any deficits to scheduled payments being deferred. This transaction resulted in a gain for USEB of $2,000 which was recognized in June, 2004. Future principal payments received on the note will result in the recording of additional gains on this transaction when they are received.

Notes receivable as of December 31, 2004 consisted of the following:

               (DOLLARS IN THOUSANDS)
--------------------------------------------------------
                                                              INTEREST            CURRENT           LONG-TERM
                                                                RATE              PORTION            PORTION
                                                              ---------          ---------          ---------
Contingent Installment Note Receivable for 1999 Sale of
  GASCO Interests Secured by the Interests                         9.47%         $     621          $   3,814

Fixed Installment Note Receivable for 2001 Sale of GASCO
  Interests Secured by the Interests                               6.00%               510                825

Contingent Installment Note Receivable for 2001 Sale of
  GASCO Interests Secured by the Interests                         6.00%               510              4,586

Contingent Notes Receivable for Sale of Barre, MA
  Project's Gas Collection System and Related Assets,
  Secured by the Interests                                        10.00%                10                532

Installment Note Receivable From AJG For Illinois
  Electric Generation Partners II
  Secured by Ownership Interests                                  15.00%               220             13,780
Accrued Interest Receivable                                          --                623                 --
                                                                                 ---------          ---------
                                                                                 $   2,494          $  23,537
                                                                                 =========          =========

A comparable breakdown as at December 31, 2003 is as follows:

               (DOLLARS IN THOUSANDS)
--------------------------------------------------------
                                                              INTEREST            CURRENT           LONG-TERM
                                                                RATE              PORTION            PORTION
                                                              ---------          ---------          ---------
Contingent Installment Note Receivable for 1999 Sale of
  GASCO Interests Secured by the Interests                         9.47%         $   1,090          $   6,220

Fixed Installment Note Receivable for 2001 Sale of GASCO
  Interests Secured by the Interests                               6.00%               481              1,334

Contingent Installment Note Receivable for 2001 Sale of
  GASCO Interests Secured by the Interests                         6.00%               719              4,898

Contingent Notes Receivable for Sale of Barre, MA
  Project's Gas Collection System and Related Assets,
  Secured by the Interests                                        10.00%                10                535

Installment Note Receivable From AJG For Illinois
  Electric Generation Partners II
  Secured by Ownership Interests                                  15.00%                 0                  0
Accrued Interest Receivable                                                            378                 --
                                                                                 ---------          ---------
                                                                                 $   2,678          $  12,987
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

Consolidated property, plant and equipment consist of the following at December 31, 2004 and 2003:

                                                                       (DOLLARS IN THOUSANDS)
                                                                      2004              2003
                                                                    ----------       ----------
Land.............................................................   $       98       $       98
Generation and Transmission Equipment and Peripherals............       65,780           64,048
Other Property and Equipment.....................................          557            1,333
                                                                    ----------       ----------
                                                                    $   66,435       $   65,479
Less Accumulated Depreciation....................................      (24,534)         (21,750)
                                                                    ----------       ----------
                                                                    $   41,901       $   43,729
                                                                    ==========       ==========

The decrease in Other Property and Equipment to $557 as of December 31 ,2004 from $1,333 as of December 31, 2003 is the result of the write off of fully depreciated assets no longer in service.

NOTE I -- INVESTMENTS

Our total investments, including joint ventures, as of December 31, 2004 and 2003 are as follows:

                                                                        (DOLLARS IN THOUSANDS)
                                                                    DECEMBER 31,        DECEMBER 31,
                                                                        2004                2003
                                                                    ------------        ------------
        SEFL......................................................  $         --        $      6,336

        Plymouth Cogeneration.....................................           345                 347

        Various Holdings of USEB..................................           456               1,568
                                                                    ------------        ------------
        Total Investments.........................................  $        801        $      8,251
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

A breakdown of the Company's debt as of December 31, 2004 and 2003 follows:

(DOLLARS IN THOUSANDS)
ISSUER/LENDER                        DECEMBER 31,      DECEMBER 31,                          INTEREST
                                        2004              2003             MATURITY            RATE
--------------------------------     ------------      ------------      ------------      ------------
Debt

   Countryside Canada Power Inc.     $     87,814      $          0           2019            11.00%

   John Hancock - Series A (1)                  0            33,511           2014             9.47%

   John Hancock Series A(2)                     0             2,774           2014             9.37%

   J. Hancock - Series B                        0             9,107           2014          Libor +2.39

   ABB Energy                                   0             7,123           2011             9.70%

   AJG Financial Services                       0             6,240             --             6.00%
                                     ------------      ------------
Total Debt:                          $     87,814      $     58,755
                                     ============      ============

NOTE L -- DEFERRED REVENUES

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

NOTE M -- DEFERRED ROYALTY

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

Following is a summary of the Foreign Currency Transaction account as of December 31, 2004(the exchange rates are Canadian dollars per US dollar and are stated whole dollars, all other amounts are in $000's):

      Currency Exchange Rate at Loan Origination, April 8, 2004     $1.3140
      Currency Exchange Rate at December 31, 2004                   $1.2047
      Cumulative Translation Adjustments Beginning
         Of Reporting Period                                             $0
      Cumulative Translation Adjustments End
         Of Reporting Period                                         $6,989
      Aggregate Adjustment for the Current
         Reporting Period Income/ (Expense)                          $6,989
      Deferred Income Taxes Allocated
         To Adjustment in the Reporting Period                       $2,656

NOTE O -- INCOME TAXES

The provisions (benefits) for income taxes is as follows:

                             (DOLLARS IN THOUSANDS)
      --------------------------------------------------------------------------
                                           2004           2003           2002
                                        ---------      ---------      ---------
      Current                           $     240      $      --      $      --
      Deferred                             (4,024)          (356)        (7,297)
                                        ---------      ---------      ---------
      Total                             $  (3,784)     $    (356)     $  (7,297)
                                        =========      =========      =========

The provision (benefit) for income taxes differs from the Federal statutory rate for the following reasons:

                             (DOLLARS IN THOUSANDS)
    ---------------------------------------------------------------------------
                                          2004            2003          2002
                                        ---------      ---------      ---------
    Provision (Benefit) at Statutory
    Rate                                $    (184)     $    (906)     $  (8,262)
      Non-deductible Expenses                  14            362             --
      Illinois Subsidy and Deferred
      Revenue                                (993)            --             --
      Foreign Currency Transaction         (2,656)            --             --
      Depreciation                           (401)            --             --
      State Income Tax                        240             --             --
        Other                                 196            188            965
                                        ---------      ---------      ---------
    Actual Provision (Benefit) for
    Income Taxes                        $  (3,784)     $    (356)     $  (7,297)
                                        =========      =========      =========

Provisions have been made for deferred taxes based on differences between the financial statements and the tax basis of assets and liabilities using currently enacted rates and regulations. The components of the net deferred tax assets and liabilities are as follows:

                             (DOLLARS IN THOUSANDS)
    ---------------------------------------------------------------------------
                                           2004             2003
                                       -----------      -----------
    Deferred Tax Assets:
        NOL and Credit Carry Forward   $    20,439      $    20,000
        Property, Plant & Equipment          3,516            3,115
        Deferred Revenue                     2,598            2,445
        Foreign Currency Transaction         2,656               --
    Deferred Tax Liabilities:
       Comprehensive Income                 (1,231)              --
       Rate Income Differential             (6,442)          (7,282)
       Valuation Allowance                  (6,931)          (6,466)
                                       -----------      -----------

    Totals                             $    14,605      $    11,812
                                       ===========      ===========

At December 31, 2004 the Company had an aggregate of approximately $42,000 of operating loss carry forward. These net operating loss carry forwards expire in varying amounts through the year 2023. It is anticipated that future operations will result in taxable income against which the Company can utilize the operating loss carry forwards.

NOTE P -- STOCKHOLDERS' EQUITY

As of December 31, 2004, we had warrants outstanding for the purchase of our common stock as follows:

      SHARES                  EXERCISE PRICE             EXPIRATION DATE
   ---------------            ---------------            ---------------
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

Stock option activity is summarized as follows:

                                                   STOCK OPTION ACTIVITY -- YEAR ENDED DECEMBER 31, 2004
------------------------------------------------------------------------------------------------------------------------------------
                                YEAR ENDED                      YEAR ENDED                    YEAR ENDED
                            DECEMBER 31, 2004               DECEMBER 31, 2003             DECEMBER 31, 2002
                         -------------------------     --------------------------      ------------------------
                                          WEIGHTED                       WEIGHTED                      WEIGHTED
                                          AVERAGE                        AVERAGE                       AVERAGE           RANGE OF
                                          EXERCISE                       EXERCISE                      EXERCISE          EXERCISE
                           SHARES          PRICE         SHARES           PRICE          SHARES         PRICE             PRICE
                         ---------       ---------     ----------       ---------      ----------      --------       -------------
Options Outstanding
 at Beginning of Year .  6,118,925       $    3.84     6, 764,425       $    3.84       6,965,425      $   3.90       $0.65 - $2.50
Granted ...............    120,000            1.23             --              --         200,000          4.00      $2.875 - $3.00
Cancelled .............   (100,000)           3.64       (645,500)           3.33        (280,000)         5.67       $3.00 - $3.875
Exercised .............         --              --             --              --        (121,000)         2.46       $4.00 - $5.15
                         ---------       ---------     ----------       ---------      ----------      --------
Options Outstanding
 at End of Year .......  6,138,925            4.00      6,118,925            3.89       6,764,425          3.84       $6.00 - $7.00
                         ---------       ---------     ----------       ---------      ----------      --------       -------------
Options Exercisable
 at End of Year .......  6,138,925       $    4.00      6,118,925       $    3.89       6,764,425      $   3.84
                         ---------       ---------     ----------       ---------      ----------      --------

                                             STOCK OPTION ACTIVITY -- YEAR ENDED DECEMBER 31, 2004
---------------------------------------------------------------------------------------------------------------
                                    OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                                --------------------------                         ----------------------------
                                                                 WEIGHTED
                                                 WEIGHTED         AVERAGE                            WEIGHTED
                                                 AVERAGE         REMAINING                           AVERAGE
                                                 EXERCISE         LIFE IN                            EXERCISE
                                 SHARES            PRICE           YEARS             SHARES           PRICE
                                ---------        ---------       ---------         ---------        -----------
Options Outstanding
 at Beginning of Year .           521,000        $    2.14             4.9           521,000        $     2.141
Granted ...............         1,339,925             2.95             5.1         1,339,925               2.95
Cancelled .............           790,000             3.03             5.8           790,000               3.03
Exercised .............         2,768,000             4.21             5.6         2,768,000               4.21
                                ---------
Options Outstanding
 at End of Year .......           720,000             6.08             6.0           720,000               6.08
                                ---------                                          ---------
Options Exercisable
 at End of Year .......         6,138,925        $    3.83             5.5         6,138,925        $      3.83
                                ---------                                          =========

The weighted average fair value of options at date of grant for grants during the year ended December 31, 2004 was $0.21. The fair value of the options at date of grant was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

                                       FOR THE YEAR ENDED    FOR THE YEAR ENDED
                                        DECEMBER 31, 2004     DECEMBER 31, 2002
                                       ------------------    ------------------
   Risk-free Interest Rates............        4.20%                 3.91%
   Expected Option Life in Years.......       10.00                 10.00
   Expected Stock Price Volatility.....        0.26                  0.76
   Expected Dividend Yield.............        0.00%                 0.00%

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

                      YEAR                  COMMITMENTS
                   -----------              -----------
                      2005                  $       579

                      2006                          512

                      2007                          494

                      2008                          337

                      2009                           79
                                            -----------
                      Total:                $     2,001
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

NOTE T -- BUSINESS OPERATIONS

As of December 31, 2004, the Company had no foreign operations. Certain key financial data related to operations are reflected below:

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                             REVENUES AND NET INCOME
                      FOR THE YEAR ENDED DECEMBER 31, 2004
                             (DOLLARS IN THOUSANDS)

                                      GEOTHERMAL
SOURCE OF REVENUE       CORP             LLC              USEB           USE CANADA          TOTAL
-----------------   ------------     ------------     ------------      ------------     ------------
Energy              $         --     $         --     $     18,434      $         --     $     18,434
Management Fees              207               --            1,467                --            1,674
Other                         --               --               --                --               --
                    ------------     ------------     ------------      ------------     ------------
Total Revenue       $        207     $         --     $     19,901      $         --     $     20,108
                    ============     ============     ============      ============     ============
Net Income          $        125     $          0     $     (9,864)     $        495     $     (9,244)
                    ============     ============     ============      ============     ============

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                             REVENUES AND NET INCOME
                      FOR THE YEAR ENDED DECEMBER 31, 2003
                             (DOLLARS IN THOUSANDS)

                                      GEOTHERMAL
SOURCE OF REVENUE       CORP             LLC              USEB           USE CANADA          TOTAL
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
                    ============     ============     ============      ============     ============

                   U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
                             REVENUES AND NET INCOME
                      FOR THE YEAR ENDED DECEMBER 31, 2002
                             (DOLLARS IN THOUSANDS)

                                     GEOTHERMAL           US                                              USE
SOURCE OF REVENUE      CORP             LLC             Enviro           SEFL            USEB            CANADA           TOTAL
-----------------  ------------     ------------     ------------    ------------    ------------     ------------    ------------
Energy             $         --     $         --               --    $         --    $     20,048     $         --    $     20,048
Management Fees             449               --               --              --           1,576               --           2,025
Interest                     --               --               --           3,453             326               --           3,779
Royalties                   249               --               --              --              --               --             249
Other                        --               --            2,519              --              --               --           2,519
                   ------------     ------------     ------------    ------------    ------------     ------------    ------------
Total Revenues     $        698     $         --     $      2,519    $      3,453    $     21,950     $         --    $     28,620
                   ============     ============     ============    ============    ============     ============    ============
Net Income         $    (10,291)    $     (5,401)    $         56    $        507    $     (2,228)    $      1,209    $    (16,148)
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

The following pro forma combined revenue and net income as of September 30, 2003 is provided as if the sale of U.S. Energy Geothermal, LLC had taken place effective January 1, 2003:

                                                                                                   AS OF
                                                                AS OF            AS OF         DECEMBER 31,
                                                            DECEMBER 31,       JUNE 30,            2003
                                                                2003             2003            ADJUSTED
                                                            ------------     ------------      ------------
                                                                             U.S. ENERGY
                                                                             GEOTHERMAL,
                                                             U.S.ENERGY          LLC            U.S. ENERGY
                                                            ------------     ------------      ------------
Revenues                                                    $     24,999     $        993      $     24,006
                                                            ============     ============      ============

Net Income (Loss)                                           $      1,838     $         (8)     $      1,830
                                                            ============     ============      ============
Earnings per Share:

     Income (Loss) per Share Common - Basic                          .08               --               .08
                                                            ============     ============      ============
     Income (Loss) per Share Common - Diluted                        .11               --               .11
                                                            ============     ============      ============

Weighted Average Number of Shares Outstanding - Basic             11,935           11,950            11,935

Weighted Average Number of Shares Outstanding - Diluted           17,087           17,115            17,087

NOTE U -- MAJOR CUSTOMERS

During 2004 and 2003, one customer accounted for 42% and 34% of our revenues (excluding revenues from discontinued operatons), respec tively.

NOTE V -- DISCONTINUED OPERATIONS

USE CANADA

The sale of USE Canada to the Countryside Fund was completed in April 2004 and USE Canada was accounted for as a discontinued operation as of December 31, 2003. Assets and liabilities of USE Canada to be disposed of comprise the following as of December 31, 2003 and 2002:

                                                     2003             2002
                                                  ----------       ----------
        Assets:
        Cash                                      $      676       $    1,049
        Accounts Receivable                            1,813            1,796
        Other Current Assets                             833              842
        Property Plant and Equipment                  22,948           17,979
        Deferred Tax Asset                             1,678            1,310
        Other Assets                                     232              160
                                                  ----------       ----------

        Total Assets                              $   28,180       $   23,136
                                                  ==========       ==========

        Liabilities:
        Current Portion of Long Term Debt         $    2,013       $      733
        Accounts Payable and Other                     2,316            3,841
        Long Term Debt less current portion           17,416           13,662
                                                  ----------       ----------

        Total Liabilities                         $   21,745       $   18,236
                                                  ==========       ==========

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

                                                     2003             2002
                                                  ----------       ----------
        Assets:
        Cash                                      $       --       $       63
        Accounts Receivable                               --              263
        Other Current Assets                              --               21
        Property Plant and Equipment                      --            1,154
        Deferred Tax Asset                                --               --
        Other Assets                                      --               --
        Total Assets                              $       --       $    1,501
                                                  ----------       ----------

        Liabilities:
        Current Portion of Long Term Debt                 --               --
        Accounts Payable and Other                        --              981
        Long Term Debt less current portion               --               --
        Total Liabilities                         $       --       $      981
                                                  ----------       ----------

Total revenues for the year 2003 and 2002 were $996 and $1,300, respectively.

NOTE W -- ACCOUNTING CHANGES

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

Following is a summary of the prior period adjustments made to the audited financial statements:


BALANCE SHEET:
--------------------------------------------------------------------------------
                            DEFERRED TAX                 MINORITY      RETAINED
                               ASSET        GOODWILL     INTEREST      EARNINGS
                            ------------    --------     --------      --------
Year 2002                     (4,809)         (430)      (2,396)         (2,843)
Year 2003                     (7,283)         (430)      (3,528)         (4,185)


STATEMENTS OF OPERATION:
--------------------------------------------------------------------------------
                                     MINORITY       INCOME TAX
                  REVENUES           INTEREST         EXPENSE         NET INCOME
                ------------        ----------     ------------      -----------
Year 2002       $         --               613          (1,340)      $     (727)
Year 2003                 --             1,132          (2,474)          (1,342)
                ------------        ----------     ------------      -----------
Total           $     (4,015)       $    3,528     $    (3,698)      $   (4,185)
                ============        ==========     ============      ===========
--------------------------------------------------------------------------------


NOTE X -- UNREALIZED GAINS

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

                            U.S. ENERGY SYSTEMS, INC.


By: /s/ ASHER E. FOGEL                                          October 31, 2005
--------------------------------------------
        Asher E. Fogel,
        Chairman of the Board of Directors,
        Chief Executive Officer


By: /s/ RICHARD J. AUGUSTINE                                    October 31, 2005
--------------------------------------------
        Richard J. Augustine
        Chief Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     /s/ STEPHEN BROWN                                          October 31, 2005
--------------------------------------------
         Stephen Brown,
         Director


     /s/ CARL GREENE                                            October 31, 2005
--------------------------------------------
         Carl Greene,
         Director


     /s/ JACOB FEINSTEIN                                        October 31, 2005
--------------------------------------------
         Jacob Feinstein,
         Director


     /s/ RONNY STRAUSS                                          October 31, 2005
--------------------------------------------
         Ronny Strauss,
         Director


     /s/ ASHER E. FOGEL                                         October 31, 2005
--------------------------------------------
         Asher E. Fogel,
         Chairman of the Board of Directors,
         Chief Executive Officer


By:  /s/ RICHARD J. AUGUSTINE                                   October 31, 2005
--------------------------------------------
         Richard J. Augustine
         Chief Accounting Officer