Form 10-Q
period 2005-09-30
U S ENERGY SYSTEMS INC
filed 2005-11-25
CIK 351917

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER:
0-10238

U.S. ENERGY SYSTEMS, INC.

Delaware	52-1216347
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

One North Lexington Avenue
Fifteenth Floor
White Plains, NY 10601
(Address of Principal Executive Offices)

(914) 993-6443
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least 90 days.
Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

State the number of shares outstanding of each of issuer's classes of common equity, as of September 30, 2005: 12,406,693 shares of Common Stock

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
CONTENTS

PART I: Financial Information
PAGE
Item 1: Financial Statements

Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004	3

Consolidated Statements of Operations and Comprehensive Income for the three months and nine months ended September 30, 2005 and 2004	5

Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004	6

Notes to Consolidated Financial Statements	7

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3: Quantitative and Qualitative Disclosures About Market Risk	20

Item 4: Controls and Procedures	21

PART II. Other Information

Item 6: Exhibits	21

Signatures	26

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

ASSETS	September 30, 2005	December 31, 2004
	(Unaudited)	(Audited, As Restated)
Current Assets:
Cash	$13,375	$15,982
Restricted Cash and Marketable Securities	30,976	29,609
Accounts Receivable (less allowance for doubtful accounts of $46 and $107 in 2005 and 2004, respectively)	4,765	4,857
Installment Sale Partnership Interest and Interest Receivable, Current Portion	1,748	2,494
Other Current Assets	2,309	1,639
Total Current Assets, Net	53,173	54,581

Property, Plant and Equipment, Net	39,848	41,901
Construction in Progress	198	198
Installment Sale Partnership Interest, less Current Portion	22,669	23,537
Investments	1,207	801
Debt Issuance Costs, Net of Accumulated Amortization	10,674	11,266
Goodwill	26,618	26,618
Foreign Currency Hedge	2,278	2,414
Deferred Tax Asset	13,087	14,605
Other Assets	56	11
Total Assets	$169,808	$175,932

LIABILITIES
Current Liabilities:
Current Portion Long-Term Debt	$1,879	$1,517
Accounts Payable and Accrued Expenses	4,069	4,057
Deferred Revenue Installment Sale Partnership Interest, Current Portion	273	398
Total Current Liabilities	6,221	5,972

Long-Term Debt less Current Portion	87,285	86,297
Deferred Revenue Installment Sale Partnership Interest, less Current Portion	16,353	16,699
Deferred Royalty	5,494	5,686
Illinois Subsidy Liability	30,530	26,346
Total Liabilities	145,883	141,000

Minority Interests	6,241	9,175

See notes to consolidated financial statements

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
(In thousands, except share data)

	September 30, 2005	December 31, 2004
	(Unaudited)	(Audited, As restated)
STOCKHOLDERS’ EQUITY
Preferred Stock, $.01 par value, Authorized 10,000,000 Shares:
Series B, Cumulative, Convertible, Issued and Outstanding 368 Shares	—	—
Series C Cumulative, Convertible, Issued and Outstanding 100,000 Shares,	1	1
Series D, Cumulative, Convertible, Issued and Outstanding 1,138,888 Shares	11	11
Common Stock, $.01 par value, Authorized 50,000,000 Shares, issued 12,406,693	125	123
Treasury Stock, at Cost	(2,204)	(2,204)
Additional Paid-in Capital	63,659	64,062
Accumulated Deficit	(46,038)	(38,246)
Accumulated Other Comprehensive Income	2,130	2,010
Total Stockholders’ Equity	17,684	25,757
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$169,808	$175,932

See notes to consolidated financial statements

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)
(in Thousands, except Earnings per Share)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004

Revenues	$4,616	$6,213	$14,116	$15,809

Costs and expenses:
Operating Expenses	2,126	2,523	6,601	7,454
General and Administrative Expenses	1,393	1,733	3,932	3,415
Depreciation and Amortization	1,095	1,232	3,286	3,298
Loss From Joint Ventures	(162)		(271)	--
Reserve for SEFL Investment	--	(1,087)	--	7,089
Total Costs and Expenses	4,452	4,401	13,548	21,256

Income (Loss) From Operations	164	1,812	568	(5,447)

Interest Income	857	806	2,467	1,933
Dividend Income.	--	--	--	15
Other Income	257	2,313	513	2,313
Foreign Currency Transaction	(4,039)	(4,346)	(2,387)	(3,198)
Interest Expense	(2,695)	(2,406)	(8,115)	(6,842)
Transaction Cost Expenses	--	45	--	(12,185)
Minority Interest	1,014	525	752	6,227

Income(Loss) Before Taxes	(4,442)	(1,251)	(6,202)	(17,184)
Income Tax Benefit (Expense)	(1,826)	575	(1,740)	3,735
Loss Before Discontinued Operations and Gain on Sale of Subsidiaries	(6,268)	(676)	(7,942)	(13,449)

Income From Discontinued Operations (Net of Tax)	--	--	150	495

Gain on Sale of Subsidiaries and Partnership Interest.	--	--	--	6,560

NET LOSS	(6,268)	(676)	(7,792)	(6,394)

DIVIDENDS ON PREFERRED STOCK	(206)	(207)	(619)	(621)

LOSS APPLICABLE TO COMMON STOCK	$(6,474)	$(883)	$(8,411)	$(7,015)

LOSS PER SHARE OF COMMON STOCK:
Loss Per Share of Common Stock - Basic and Diluted	$(0.52)	$(0.07)	$(0.68)	$(0.59)

Weighted Average Number of Common Shares Outstanding - Basic	12,407	11,890	12,407	11,890
Weighted Average Number of Common Shares Outstanding - Diluted	17,611	17,053	17,611	17,053

OTHER COMPREHENSIVE INCOME(LOSS), NET OF TAX:
Net Loss	$(6,268)	$(676)	$(7,792)	$(6,394)
Gain (Loss) on Foreign Currency Translation	377	122	121	(345)
Total Comprehensive Income(Loss)	$(5,891)	$(554)	$(7,671)	$(6,739)

See notes to consolidated financial statements

U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)
(unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2005	2004
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net Loss	$(7,791)	$(6,394)
Adjustments to reconcile Net Loss to Net Cash Provided by(Used in Operating Activities:
Depreciation	2,693	2,799
Amortization	593	500
Minority Interest	(2,934)	860
Deferred Income Taxes	1,518	7,705
Unrealized Gains/(Losses)	120
Foreign Currency Translation Adjustment	--	3,198
Gain on Sale of Subsidiary	--	(20,561)
Reserve for Investment in SEFL	--	8,337
Changes In:
Accounts and Notes Receivable Trade	92	3,473
Other Current Assets	(670)	826
Other Assets	(45)	250
Accounts Payable and Accrued Expenses	11	(1,741)
Deferred Revenue and Other	(471)	(2,938)
Foreign Currency Hedge	136	-------
Rate Incentive Liability	4,184	4,375
Net Cash (Used In)/Provided by Operating Activities	(2,564)	689

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted Cash	(1,367)	(18,068)
Change in Investments	(405)	15,776
Acquisitions of Property and Equipment	(640)	(524)
Construction in Progress	--	595
Goodwill	--	(400)
Net Cash Used In Investing Activities	(2,412)	(2,621)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from Notes Receivable	1,614	69
Proceeds from Long Term Debt	--	22,088
Payment of Long-Term Debt	1,350	(9,274)
Debt Issuance Costs	--	(9,558)
Deferred Royalty	(193)	5,686
Additional Common Stock	2	--
Additional Paid in Capital	(404)	(621)
Net Cash Provided by Financing Activities	2,369	8,390

NET INCREASE(DECREASE) IN CASH	(2,607)	6,458

Cash - beginning of period	15,982	10,336
Cash - end of period	$13,375	$16,794

See notes to consolidated financial statements

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTH AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(Amounts in Thousands, Except Share Data)

NOTE A — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and Regulation S-X, and accordingly, do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. The results for the three and nine months are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in the U.S. Energy Systems Inc.’s (the “Company”) Annual Report Form 10-K for the year ended December 31, 2004, as amended.

NOTE B — RESTATEMENTS AND PRIOR PERIOD ADJUSTMENT

1.  Foreign Currency Transaction

On May 16, 2005 the Company filed a Current Report on Form 8-K announcing that an error had been identified relating to accounting for a foreign currency loan and related hedge arrangement entered into in April 2004 in connection with the CDN $107 million debt arrangement between a majority owned subsidiary, US Energy Biogas Corp (“USEB”) and the Countryside Power Income Fund and its subsidiaries (the “Countryside Debt”).

The accounting issue related to the Application of Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, as amended (“SFAS No. 52”) and Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”).

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

2.  Gain Recognition

On August 22, 2005, the Company filed a Current Report on Form 8-K announcing a change in the application of accounting principles relating to the accounting for the payment received by USEB for the sale of certain ownership interests in Illinois based generating project entities previously sold to AJG Financial Services, Inc. (“AJG”). On April 8, 2004, AJG delivered consideration of $2,000 and a $14,000 note payable to a subsidiary of USEB to satisfy AJG’s obligation for the purchase of the ownership interests. The note matures in 2024, requires scheduled payments of principal and interest and bears interest at a rate of 15% per annum. Payments on the note are limited to cash distributions from the project entities with any excesses to the scheduled payments being applied as an additional principal payment and any deficits to scheduled being deferred. Recourse on the note is limited to AJG’s ownership interests in the partnership.

The original accounting treatment for the receipt of this payment reflected in US Energy’s financial statements filed on Form 10-Q for the interim periods ended June 30, 2004 and September 30, 2004, as amended, Form 10-K for the year ended December 31, 2004, as amended and Form 10-Q for the quarter ended March 31, 2005, included the recording of a non-recurring gain during the interim period ended June 30, 2004. This gain recorded represented the gain for both the $2,000 consideration and the $14,000 note received.

The Company concluded that based upon a more conservative application of Staff Accounting Bulletin No. 30, Accounting for Divestiture of a Subsidiary or Other Business Operation, as amended (“SAB No. 30”) and Staff Accounting Bulletin No. 81, Gain Recognition on the Sale of a Business to a Highly Leverage Entity, as amended (“SAB No. 81”; together with SAB No. 30, the “Bulletins”), as they apply to the treatment of the gain associated with the Note, it would be more appropriate that gains associated with the Note be deferred and not recognized until such time as principal payments on the Note are received, as such principal payments are dependent upon future operations of the assets sold.

Accordingly, the Company restated its financial statements for the year ended December 31, 2004 and for the interim periods ended June 30, 2004 and September 30, 2004 and for the quarter ending March 31, 2005 to eliminate $7,598 of the non-recurring gain, the amount of the gain that was related to the note. Future principal payments received on the note will be recorded as gains for financial statement purposes. These changes will have no effect on the cash flows of the Company.

The following tables isolate each of the restated amounts described in Notes B(1) and B(2)in the Company’s Consolidated Balance Sheet as of December 31, 2004 and Statement of Operations and Other Comprehensive Income for the three and nine months ended September 30, 2004 and the twelve months ended December 31, 2004:

CONSOLIDATED BALANCE SHEET AT DECEMBER 31, 2004	AFTER FOREIGN CURRENCY TRANSACTION AND GAIN RECOGNITION RESTATEMENT	AFTER FOREIGN CURRENCY TRANSACTION RESTATEMENT	AS ORIGINALLY REPORTED
Foreign Currency Hedge	$2,414	$2,414	$1,207
Deferred Tax Asset	$14,605	$14,605	$12,409
Total Assets	$175,932	$175,932	$172,529
Long-Term Debt	$87,814	$87,814	$80,521
Deferred Revenue	$17,097	$3,097	$3,097
Total Liabilities	$141,000	$127,000	$119,707
Minority Interests	$9,175	$15,577	$17,506
Accumulated Deficit	$(38,246)	$(29,929)	$(28,360)
Acc. Other Comprehensive Income	$2,010	$2,010	1,682
Total Stockholder Equity	$25,758	$33,355	$35,316
Total Liabilities and Stockholder Equity	$175,932	$175,932	$172,529

STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004		AFTER FOREIGN CURRENCY TRANSACTION AND GAIN RECOGNITION RESTATEMENT		AFTER FOREIGN CURRENCY TRANSACTION RESTATEMENT		AS ORIGINALLY REPORTED
Foreign Currency Transaction Income		$(4,346)		$(4,346)	$	-------
Gain on Sale of Subsidiary	$	---------	$	---------	$	-------
Minority Interest		$525		$525		$(670)
Income Tax Benefit(Expense)		$575		$575		$(1,157)
Net Income(Loss)		$(676)		$(676)		$743
Net income Applicable to Common Stock		$(883)		$(883)		$536
Income(Loss) Per Share of Common Stock		$(0.07)		$(0.07)		$0.04

STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004	AFTER FOREIGN CURRENCY TRANSACTION AND GAIN RECOGNITION RESTATEMENT	AFTER FOREIGN CURRENCY TRANSACTION RESTATEMENT		AS ORIGINALLY REPORTED
Foreign Currency Transaction Income	$(3,198)	$(3,198)	$	-------
Gain on Sale of Subsidiary	$6,560	$9,945		$9,945
Minority Interest	$6,227	$4,360		$3,481
Income Tax Benefit	$3,735	$9,815		$8,541
Net Income(Loss)	$(6,394)	$1,204		$2,249
Net Income(Loss) Applicable to Common Stock	$(7,015)	$583		$1,628
Income Per Share of Common Stock	$(0.59)	$0.05		$0.13

STATEMENT OF OPERATIONS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2004	AFTER FOREIGN CURRENCY TRANSACTION AND GAIN RECOGNITION RESTATEMENT	AFTER FOREIGN CURRENCY TRANSACTION RESTATEMENT		AS ORIGINALLY REPORTED
Foreign Currency Transaction Income	$(6,689)	$(6,689)	$	-------
Gain on Sale of Subsidiary	$6,560	$9,944		$9,944
Minority Interest	$5,856	$3,990		$2,061
Income Tax Benefit	$6,694	$12,774		$10,003
Net Income(Loss)	$(9,244)	$(1,646)		$644
Net Income(Loss) Applicable to Common Stock	$(10,072)	$(2,474)		$(184)
Income Per Share of Common Stock	$(0.85)	$(0.21)		$(0.02)

NOTE C—BASIS OF REPORTING

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

NOTE D — REVENUE RECOGNITION

Revenues are recognized upon delivery of energy or service.

NOTE E — EARNINGS PER SHARE DATA

Income (Loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the periods. In arriving at income available to common stockholders, preferred stock dividends have been deducted. Potential common shares, amounting to 5,277 have not been included due to their anti-dilutive effect for 2005.

NOTE F — STOCK-BASED COMPENSATION

The Company has elected to account for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (“APB No. 25”), Accounting for Stock Issued to Employee’s and discloses the pro forma effects on net loss and loss per share had the fair value of options been expensed. Under the provisions of APB No. 25, compensation arising from the grant of stock options is measured as the excess, if any, of the quoted market price of the Company’s common stock at the date of grant over the amount an employee must pay to acquire the stock. During the nine months ended September 30, 2004, options to acquire 400 shares of common stock were cancelled and options to acquire 400 shares of common stock were issued with the same terms and conditions as those that were cancelled. During the three and nine months ended September 30, 2005, options to acquire 640 shares of common stock were issued under the 2000 executive incentive plan and previously issued Restricted Stock Units with the rights to acquire 95 shares of common stock vested. The Restricted Stock Units which vested had an average basis of $0.90 per share and the vesting of the 95 shares resulted in an expense for the three and nine month period ended September 30, 2005 of $180.

NOTE G — FOREIGN CURRENCY

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

NOTE H — INVESTMENTS IN DERIVATIVES

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

NOTE I — SUBSIDIARIES AND AFFILIATES

1. U.S. Energy Biogas Corp. (“USEB”). On May 11, 2001 we, together with Cinergy Energy Solutions, Inc. (“Cinergy Energy”), acquired through a merger, Zahren Alternative Power Corporation (“Zapco”), and renamed such entity U.S. Energy Biogas Corp. The Company owns 54.26% and Cinergy Energy, a wholly owned subsidiary of Cinergy Corp. (“Cinergy”), owns 45.74% of USEB.

2. USE Canada Energy Corp. (“USE Canada”). On June 11, 2001 USE Canada, a wholly-owned Canadian subsidiary of the Company, purchased 100% of the issued and outstanding stock of Trigen Energy Canada Company, and renamed it USE Canada Energy Corp. Effective December 31, 2003 USE Canada became a discontinued operation pending its sale to the Countryside Power Income Fund (the “Countryside Fund”). On April 8, 2004, USE Canada was sold to the Countryside Fund.

3. Scandinavian Energy Finance, Limited /EnergiSystems I Sverige AB (“SEFL”). During the nine months ended September 30, 2004, the Company reserved $8,176 against its investment in and receivables due from SEFL due to pending litigation. This reserve was charged to general and administrative expenses in our consolidated statement of operations for the period. During the nine months ended September 30, 2004, the entire investment and outstanding receivables were written off against the reserve.

NOTE J — RESTRICTED CASH AND MARKETABLE SECURITIES

USEB’s financing arrangements with the Countryside Fund established various reserve accounts, which are also collateral for the financing. These accounts include the Illinois Subsidy Liability Reserve Account (the “Illinois Accounts”), a debt service reserve account and an improvement reserve account. The funds held in the improvement reserve account can be utilized to fund capital expenditures. The funds in the Illinois Accounts are to be utilized to retire the Illinois subsidy liability as it becomes due.

Restricted cash and marketable securities were as follows:

	September 30, 2005	December 31, 2004
Illinois Subsidy Liability Reserve Accounts	$25,401	$23,438
Improvement Reserve	3,342	4,022
Debt Service Reserve	2,095	2,011
Project Contract Reserve	138	138
	$30,976	$29,609

Included in the Illinois Accounts at September 30, 2005 is $23,401 that is managed by a professional investment manager under investment allocation parameters established by the Company. The amounts managed by the professional manager, as of September 30, 2005, included $14,727 invested in equity fund accounts, $7,551 invested in debt accounts, and $1,123 being held in cash or cash equivalent accounts. The original cost basis of the investments, which have been invested since July 2004, is $20,784.

The reduction in the amount held in the Improvement Reserve is due to withdrawals made to fund improvements in the gas collection systems for the Tucson, Dixon Lee and SPSA landfill gas projects.

NOTE K - ILLINOIS RETAIL RATE PROGRAM

USEB has ten operating projects in Illinois, which are receiving a subsidy for each kilowatt hour (“kwh”) of electricity sold to the local utility under the Illinois Retail Rate Program. In accordance with the Illinois Retail Rate Program, the utility has contracted, for a ten year period, with each project to purchase electricity for an amount that exceeds the utility's Avoided Cost (what it would otherwise pay for the generation of electricity). The excess paid above avoided cost is the subsidy. The utility then receives a tax credit from the State of Illinois ("Illinois") equal to the amount of that excess. Each project is obligated to begin to repay the subsidy to Illinois after the project has recouped its capital investment and retired all debt associated with the financing and construction of the project but, in any case, no later than ten years from the date the project commenced commercial operations. All subsidy liabilities must be fully repaid to Illinois (without interest) by the end of the actual useful life of the project but no later than 20 years from the date the project commenced commercial operations.

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

USEB is required by the Countryside Fund to deposit funds into the Illinois Accounts for repayment of the Illinois subsidy liability. The Illinois Accounts are classified as restricted cash and marketable securities. The amount deposited into the Illinois Accounts is based upon the amount of subsidy received and contemplates an annual return sufficient to fund the current period subsidy liability repayment as it becomes due. Regular deposits combined with actual and expected returns on those deposits may not be sufficient to fully repay the respective liabilities as they become due. Should the amounts in the Illinois Accounts be insufficient to fully repay the obligations, any shortfall would have to be funded from the project’s operations.

Following is a summary of significant dates pertaining to a project’s participation in the Illinois Retail Rate Program.

Project	Commencement of Commercial Operations	Expiration of Illinois Retail Rate Program	Estimated Commencement of Repayment of Subsidy Liability(1)
Countryside	April, 2001	April, 2011	May, 2011
Dolton	May, 1998	May, 2008	June, 2008
Dixon Lee	July, 1999	July, 2009	August, 2009
Morris	December, 2000	December, 2010	January, 2011
Roxanna	November, 1999	November, 2009	December, 2009
Upper Rock	April, 2000	April, 2010	May, 2010
122nd Street	July, 1998	July, 2008	August, 2008
Brickyard	September, 1999	September, 2009	October, 2009
Streator	January, 2000	January, 2010	February, 2010
Willow Ranch	January, 1998	January, 2008	February, 2008

(1)
The estimated commencement of the repayment of the liability is based upon management’s assumptions. One year before a project’s eligibility for participation in the program terminates, a proposed repayment schedule must be presented to the Illinois Commerce Commission for their approval. Until any repayment schedule is approved by the Illinois Commerce Commission, it will continue to be an estimated schedule.

The funds held in the Illinois Accounts are currently invested in equities and fixed income securities. These investments are being managed by a third-party professional money manager with the investment allocations being approved by the management of the Company and USEB. The amount held in the Illinois Accounts as of September 30, 2005 was $25,401. The amount of the subsidy liability owed to Illinois as of September 30, 2005 was $55,084. It is anticipated that repayments of the incentive will begin in 2008 and continue through 2021.

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

In the past, the annual reconciliation of estimated rates to actual rates has resulted in both increases and decreases in retroactive revenue. USEB cannot predict whether any changes in future rates will result in increases or decreases in revenues from the Illinois projects. For the nine months ended September 30, 2005, the Company received approximately 24% of its revenues from the subsidy paid under the Illinois Retail Rate Program.

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

NOTE L — TRANSACTIONS WITH AFFILIATES

USEB is a general partner in alternative energy and equipment finance transactions with related unconsolidated limited partnerships and collects management fees from the partnerships. Fees earned from such general partner undertakings for the nine month period ended September 30, 2005 and 2004 amount to $287 and $565, respectively.

USEB reimburses its shareholders, including the Company, for a majority of the costs incurred by them for the benefit of USEB. These costs include management and accounting salary and benefit costs, office expenses associated with the accounting services and an allocation of rent expenses. The total reimbursements for the three and nine months ended September 30, 2005 were $66 and $213, respectively, compared with $101 and $318 for the comparative 2004 periods.

NOTE M — FOREIGN CURRENCY TRANSACTIONS

USEB’s debt obligation to the Countryside Fund requires that debt service payments be made in Canadian dollars. USEB has entered into a cash flow foreign currency hedge agreement with financial institutions fixing the Canadian dollar to US dollar exchange rate at $1.331 Canadian dollar per US dollar. This hedge agreement, in an amount equal to the debt service payments, expires on March 31, 2007. Subsequent to the expiration of the hedge agreement, USEB’s debt service payments to the Countryside Fund are subject to fluctuations in the currency exchange rate.

As required by SFAS No. 52 and SFAS No. 133, USEB has adjusted the unhedged outstanding principal on the debt owed to the Countryside Fund to reflect the currency exchange rate as of the end of the financial reporting period. The gain or loss resulting from the adjustment of the outstanding principal from that recorded in the previous reporting periods is recorded as Foreign Currency Transaction Income (Loss).

Following is a summary of the Foreign Currency Transaction account as of September 30, 2005 (the exchange rates are Canadian dollars per one US dollar and are stated whole dollars; all other amounts are in $000’s):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Currency Exchange Rate at Loan Origination, April 8, 2004	$1.3140	$1.3140
Currency Exchange Rate at December 31, 2004	$1.2047	$1.2047
Currency Exchange Rate as of June 30, 2005	$1.2287	$1.2287
Currency Exchange Rate as of September 30, 2005	$1.1713	$1.1713
Cumulative Translation Adjustments Beginning Of Reporting Period	$5,336	$6,988
Cumulative Translation Adjustments End Of Reporting Period	$9,375	$9,375
Aggregate Adjustment for the Current Reporting Period Income/(Expense)	$4,039	$2,387
Deferred Income Taxes Allocated To Adjustment in the Reporting Period	$1,038	$1,046

NOTE N - OTHER COMPREHENSIVE INCOME/(LOSS)

Other Comprehensive Income for the three and nine months ended September 30, 2005 and 2004 is comprised of the following:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Unrealized Gains/(Losses) on Available for Sale Securities	$219	$(107)	$130	$(107)
Foreign Currency Exchange Rates	158	229	(9)	(238)
Totals	$377	$122	$121	$(345)

NOTE O - DEFERRED INCOME TAXES

In accordance with Statement of Financial Accounting Standards No. 109 - “Accounting for Income Taxes” (“FAS 109”), the Company evaluates the likelihood of the near term future realization of the value of the net deferred tax assets. Such an evaluation includes an analysis of the anticipated near term generation of taxable income and the implementation of tax planning strategies. Potential future taxable income from projects yet to be acquired or developed are not included in the evaluation.

Based on this analysis and to comply with FAS No. 109, a valuation allowance increase of $4,165 has been recorded against the net deferred tax assets for the three and nine months ended September 30, 2005.

The establishment of the additional valuation allowance against the deferred tax asset will not have any effect on the Company’s ability to utilize existing net operating losses to offset future taxable income and will not have any effect on the Company’s cash flows. As of December 31, 2004, the Company has approximately $51,900 of Net Operating Losses being carried forward, expiring between 2006 and 2024.

The Company will continue to evaluate the deferred tax assets and make adjustments as warranted.

NOTE P - PRIOR PERIOD ADJUSTMENT

The Consolidated Balance Sheet as of December 31, 2004 includes a $4,844 prior period adjustment from the accumulated deficit account to the minority interest liability account. The adjustment relates to the minority ownership interest in USEB and pertains to periods prior to 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

For the three month and nine month periods ended September 30, 2004, financial results included a number of non-recurring items further discussed below. These items included the recording of income and expenses associated with the Countryside Power Income Fund (CPIF) asset sale, refinancing and associated transactions, the establishment of a reserve for costs in excess of fair value against the SEFL investment, a gain resulting from the receipt by USEB of payment for that sale of 50% interest in a partnership and the payment of expenses, including employee incentive compensation. To provide the most directly comparable financial measure for results of operations for the periods presented, the non-recurring items recorded during the three and nine month periods in 2004 are isolated in the tables below.

The results of operations for the three months ended September 30, 2004, isolating the non-recurring items, are as follows:

U.S. ENERGY SYTEMS, INC. AND SUBSIDIARIES
Proforma Financial Statements for the Three Months Ended September 30, 2004
Adjusted for Non Recurring Items
(Unaudited)

		Adjustments for Non-recurring Items
	Actual Three Months Ended September 30, 2004 As Restated	CPIF Transaction	Gain From Debt Acquisition	IEGP II Sale	Reserve for SEFL	For the Three Months Ended September 30, 2004 after elimination of non recurring items

Revenues	$6,213					$6,213

Costs and expenses:
Operating Expenses	2,523					2,523
General and Administrative Expenses	1,733	300				2,033
Depreciation and Amortization	1,232					1,232
Reserve for SEFL	(1,087)				1,087	----
Gain from Joint Ventures
Total Costs and Expenses	4,401	300		0	1,087	5,788

Income(Loss) From Operations	1,812	(300)		0	(1,087)	425

Interest Income	806					806
Dividend Income
Foreign Currency Transaction	(4,346)					(4,346)
Other Income	2,313		(2,729)			(416)
Interest Expense	(2,406)					(2,406)
Transaction Cost Expenses	45	(45)				----
Minority Interest	525		772			1,297
Income before taxes	(1,251)	(345)	(1,957)	0	(1,087)	(4,640)

Income tax (expense) benefit	575	131	1,037		413	2,156

Income before Disposal of Segment and Discontinued Operations	(676)	(214)	(920)	0	(674)	(2,484)

Gain/(Loss) on Disposal of Segment				0		----

Income from discontinued operation net of income tax						----
NET INCOME (LOSS)	(676)	(214)	(920)	0	(674)	(2,484)

DIVIDENDS ON PREFERRED STOCK	(207)					(207)

INCOME (LOSS) APPLICABLE TO COMMON STOCK	(883)	$(214)	$(920)	$0	$(674)	$(2,691)

The results of operations for the nine months ended September 30, 2004, isolating the non-recurring items, are as follows:

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
Proforma Financial Statements for the Nine Months Ended September 30, 2004
Adjusted for Non Recurring Items
(Unaudited)

		Adjustments for Non-recurring Items
	Actual Nine Month Ended September 30, 2004 As Restated	CPIF Transaction	Gain from Debt Acquisition	IEGP II Sale	Reserve for SEFL	For the Nine months Ended September 30, 2004 after Elimination of Non Recurring Items

Revenues	$15,809					$15,809

Costs and expenses:
Operating Expenses	7,454					7,454
General and Administrative Expenses	3,415	1,503				4,918
Depreciation and Amortization	3,298					3,298
Reserve for SEFL	7,089				(7,089)	----
Gain for Joint Ventures
Total Costs and Expenses	21,256	1,503	0	0	(7,089)	15,670

Income From Operations	(5,447)	(1,503)	0	0	7,089	139

Interest Income	1,933					1,933
Dividend Income	15					15
Foreign Currency Transaction	(3,198)					(3,198)
Other Income/(Expenses)	2,313		(2,729)			(416)
Interest Expense	(6,842)					(6,842)
Transaction Cost Expenses	(12,185)	12,185				----
Minority Interest	6,227	(3,445)	772	567		4,121
Income before taxes	(17,184)	7,237	(1,957)	567	7,089	(4,248)

Income tax (expense) benefit	3,735	1,017	1,037	760	(2,694)	3,855

Income before Disposal of Segment and Discontinued Operations	(13,449)	8,254	(920)	1,327	4,395	(393)

Gain/Loss on Disposal of Segment	6,560	(4,560)		(2,000)		----

Income from discontinued operation net of income tax	495					495
NET INCOME (LOSS)	(6,394)	3,694	(920)	(673)	4,395	102

DIVIDENDS ON PREFERRED STOCK	(621)					(621)

INCOME APPLICABLE TO COMMON STOCK	$(7,015)	$3,694	$(920)	$(673)	$4,395	$(519)

Following is a description of the non-recurring items recorded during the three and nine months ended September 30, 2004 which are being isolated for the most directly comparable financial measure purposes:

CPIF Transaction: On April 8, 2004, Countryside Power Income Fund (CPIF), a newly formed Canadian income fund the Company sponsored, completed its initial public offering of trust units in Canada pursuant to which it raised approximately $113 million in net proceeds. Utilizing these proceeds, CPIF acquired all of the capital stock of USE Canada Holdings Corp. from the Company, purchased the existing senior debt relating to certain of USEB’s projects and acquired a royalty interest in USEB. Additional advances were made to USEB to fund transaction costs and establish certain reserves. As the result of the CPIF transaction, the Company recorded non-recurring gains associated with the sale of the stock in USEY Canada Holdings Corp., non-recurring expenses related to the refinancing of the USEB debt and non-recurring expenses related to incentive compensation during the nine months ended September 30, 2004.

Gain on Acquisition of Debt: In September, 2004, USEB purchased an outstanding subordinated note issued by USEB to AJG Financial Services. The outstanding principal amount of $5,728 plus outstanding accrued interest was purchased for $3,000. The purchase resulted in a non-recurring gain during the three and nine months ended September 30, 2004 of $2,729. The gain represents the amount of the acquisition price below the note’s face value.

IEGP II Sale: In April, 2004, AJG Financial Services, Inc. paid a subsidiary of USEB for an interest it had previously acquired in Illinois Electrical Generation Partners, II L.P., an entity which holds the ownership interests in certain USEB project entities. USEB received consideration of $2,000 plus was issued a $14,000 non-recourse note. (See Note B(2) to the Financial Statements)

Reserve for SEFL: During the nine months ended September 30, 2004, the Company reserved its entire investment in Scandinavian Energy Finance, Limited (SEFL) due to pending litigation. The establishment of this reserve resulted in a non-recurring expense for the period. The investment was subsequently written off against the reserve.

Deferred Tax Asset Valuation Allowance

The net loss for the three and nine months ended September 30, 2005 includes a $4,165 increase in the valuation allowance against the deferred tax assets (see Note O to the consolidated financial statement). The valuation allowance against the deferred tax assets will not have any affect on the Company’s ability to utilize accumulated net operating losses to offset future taxable income and will not have any effect on the Company’s cash flow.

Comparative Financial Statements

The following most directly comparable financial measures for the three and nine months ended September 30, 2005 and 2004 are based upon the September 30, 2004 amounts after the isolation of the non-recurring items as reflected above and after the isolation of the valuation reserve against the deferred tax asset in 2005.

Excluding the loss associated with the increase in the valuation allowance against the deferred tax asset, the net losses for the three and nine months ended September 30, 2005 were $2,309 and $4,246, respectively. For comparative purposes, further discussion of financial results will exclude this valuation reserve.

The net loss of $2,309 for the three months ended September, excluding the adjustment for the deferred tax valuation, was a decrease of $175 from the $2,484 loss, excluding isolated, non recurring items, for the three months ended September 30, 2004. The decrease in the loss is primarily the result of decreases in operating expenses of $397, decreases in general and administrative expenses of $821 and increases in earnings on the investment of reserve accounts of $673 offset by decreases in revenues of $1,597. Income from Operations decreased by $80 to $345 from the $425 reported for 2004 period.

The net loss of $4,246 for the nine months ended September 30, 2005, excluding the adjustment for the deferred tax valuation reserve, was an increase of $3,775 from the $519 loss, excluding isolated, non recurring items, for the nine months ended September 30, 2004. The increase in the loss is primarily the result of decreases in revenues of $1,693, increases in interest expense of $1,273 and increases in minority interest expense of $3,508 offset by decreases in operating expenses of $2,303 and increases in interest and other income of $929. Income from Operations increased by $610 to $749 from the $139 reported for the 2004 period.

Revenues for the three month and nine months ended September 30, 2005 were $4,616 and $14,116, respectively, compared with $6,213 and $15,809 for the corresponding 2004 periods representing decreases of $1,597, 26%, and $1,693, 11%, for the comparative periods. These decreases are principally due to:

a) decreases of $527 and $614 for the three and nine months related to reductions in rates per kilowatt hour (“kwh”) paid to certain USEB projects under the Illinois Retail Rate Program (see Note K to the Consolidated Financial Statements). During the three months ended September 30, 2005, retail rates for the Dixon Lee landfill gas to electricity project decresed to $0.0369 per kwh from the $0.0647 per kwh that was received prior to the change. The decrease resulted in a $380 charge against income as the rate change was retroactive to the 2004 anniversary date (See Note K to the Consolidated Financial Statements). For the nine months ended September 30, 2005, the average net effective rate, which is equal to the gross rates less amounts deposited into the Illinois reserve accounts, received under the Program was $0.049 per kilowatt hour (“kwh”) sold. This is a decrease from the $0.054 average net effective rate per kwh sold for the nine months ended September 30, 2004. Rates paid under the program are based upon the rates the local municipality pays for electricity. Alternative usages for the energy are being researched in response to the declines in rate being experienced.

b) decreases of $198 and $576 due the reclassification for reporting purposes of USEB charges to the gas collection entities for services rendered to those entities by USEB. These charges were recorded as revenue in 2004 and were reclassified as contra operating expenses in 2005. This decrease is revenue is offset by a similar decrease in operating expenses.

c) decreases of $147 and $257 for the three and nine months ended September 30, 2005 from the corresponding periods in the prior year resulting from a 9% and 4% reduction in kwh sold resulting from lower gas supply from closed landfill and operational issues with our third party operations and maintenance contractors.

d) increases of $266 in both the three and nine months ended September 30, 2005 from gains associated with principal payments received on the IEGP II note receivable (See Note B to the Consolidated Financial Statements. There were no gains recorded related to the note payments during the corresponding 2004 periods.

We may be adversely impacted if either (i) the rates per kwh we receive continue at current levels or decline futher or (ii) the kwh sold continue at current levels or decline further.

Total operating expenses for the three and nine months ended September 30, 2005 were $2,126 and $6,601, respectively, representing decreases of $397, 16%, and $853, 11%, from the $2,523 and $7,454 reported for the corresponding periods in 2004. The decreases are due to the reclassification in 2005 of 2004 revenue items as contra expenses, as discussed above, plus reductions in labor, insurance and property taxes.

The components of general and administrative expenses were as follows:

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Salary and Benefits	$468	$872	$1,500	$2,315
Insurance	45	37	133	132
Corporate Expenses	212	656	791	1,520
Legal and Accounting	234	88	567	264
Countryside Development Fee	92	69	224	138
Directors’ Fees and Expenses	229	61	392	145
Royalty Expense	113	250	325	404
Totals	$1,393	$2,033	$3,932	$4,918

General and administrative expenses for the three and nine months ended September 30, 2005 decreased by $640, or 31%, and $986, or 20%, from the corresponding 2004 periods. These comparisons are after the exclusion of non recurring items in 2004. Salaries and Benefits decreased by $404 and $815 from the corresponding 2004 periods due to the payment in 2004 of compensation to former senior executives related to their departure from the company, a reduction in management staff and the consolidation of management positions and responsibilities. Corporate expenses decreased by $444 and $729 for the respective periods primarily due to a reduction in rent for the USEB offices, a decrease in corporate organizational fees due to a change in the methodology utilized to calculate the amount due, the expiration of a long term consulting agreement in December 2004 and an overall reduction in general expenses. Accounting and legal expenses increased by $147 for the three month period and $303 for the nine month primarily due to increased accounting fees related to the restatement of the 2004 financial statements.

Depreciation and amortization expenses were $1,095 and $3,286 for the three and nine months ended September 30, 2005 compared with $1,232 and $3,298 for the comparative 2004 periods representing decreases of $137and $12, respectively. The decreases are due to decreases in deprecation expense offset by increases in debt issuance amortization costs associated with the CPIF transaction. Depreciation costs decreased by $136 and $150 for the three and nine month periods ended September 30, 2005. Amortization costs for the three month period ended September 30, 2005 were the same as those in the 2004 with the nine month period experiencing an increase of $137 from the 2004 period. The increase in the nine month period is due to the inclusion of two quarter’s additional amortization of debt issuance costs associated with the CPIF transaction in the 2004 periods whereas the 2005 periods included three quarter’s of amortization expense. The CPIF transaction closed in April, 2004.

Interest income was $857 and $2,467 for the three and nine months ended September 30, 2005 reflecting net increases of $51 and $534 from the amount reported for the comparable 2004 periods. The components of the net increases are as follows:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
IEGP II Note Receivable	(161)	557
Installment Sale Partnership Notes	(41)	(156)
Cash Investments	253	133
Total	51	534

The decrease in interest income related to the IEGP II Note Receivable for the three month period is the result of a reduction in the outstanding principle due to the receipt of principal payments on the note. The increase for the nine month period for the IEGP II Note Receivable is due to the fact that the note was executed in April, 2004 and therefore, the nine months ended September 30, 2004 contained only two quarter’s interest income related to the note. The decrease in interest earned on the Installment Sale Partnership Interest Notes is the result of the continuing reduction in outstanding principal on the notes. The reduction in outstanding principal is the result of the continuing amortization of the principal amounts due to note payments. The increase in interest from cash invested is derived from an increase in the amount of cash invested and an increase in the return on the investments.

Interest expense was $2,695 and $8,115 for the three and nine months ended September 30, 2005, representing increases of $289, 12%, and $1,273, 18%, from the corresponding 2004 periods. These increases are the result of the refinancing of USEB’s debt with the Countryside Fund which resulted in an increase in the amount of outstanding principal and an increase in the interest rate being charged on the outstanding principal.

Foreign Currency Transaction losses were $4,039 and $2,387 for the three and nine months ended September 30, 2005. This represents decreases of $307 and $811 when compared to the respective 2004 periods. These amounts represent the adjustment, as required by SFAS 52, Foreign Currency Translations, to the outstanding principal owed to the Countryside Fund to reflect the change in the currency exchange rate from the start of the reporting period. The Canadian dollar to US dollar exchange rate decreased to $1.1713 as of September 30, 2005 from $1.2287 as of June 30, 2005 and $1.2047 as of December 31, 2004 resulting in a foreign currency transaction losses for the three and nine months ended September 30, 2005, after adjustments relating to our foreign currency cash flow hedge. See Note M to the Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2005, unrestricted cash amounted to $13,375 compared with $15,982 of unrestricted cash at December 31, 2004. The debt arrangements between the Countryside Fund and the USEB projects require these subsidiaries to maintain various restricted cash accounts, which, at September 30, 2005, amounted to $30,976. Included in the restricted cash and marketable securities is $23,401 that is managed by a professional investment manager under investment allocation parameters established by the Company and USEB. The amounts managed by the professional manager, as of September 30, 2005, included $14,727 invested in equity fund accounts, $7,551 invested in debt accounts, and $1,123 being held in cash or cash equivalent accounts. The cost basis of the investments, which have been invested since July 2004, is $20,784.

During the nine months ended September 30, 2005, cash used by operating activities was $2,564, a decrease of $3,253 from the $689 generated by operating activities for the nine months ended September 30, 2004. The primary reason for this decrease was the elimination of the discontinued operations from the 2005 operating period.

Cash used in investing activities decreased to $2,412 for the nine months ended September 30, 2005 from the $2,621 used in investing activities for the nine months ended September 30, 2004, a decrease of $209. This decrease was primarily the result decreases in investments made by USEB in the expansion of gas collection systems and capital repairs made to generating facilities.

Cash provided by financing activities decreased to $2,369 for the nine months ended September 30, 2005, a decrease of $6,021 from the $8,390 provided by financing activities for the nine months ended September 30, 2004 The decrease is primarily due to the cash provided by the CPIF transaction during the nine months ended September 30, 2004.

USEB’s financing arrangements with the Countryside Fund limit the ability of USEB and its subsidiaries to distribute funds to the Company or to make improvements or expand certain projects unless specified conditions are satisfied.

Subject to the impact of the potential acquisition and the possible expiration of certain tax credits, as described below, on our results of operations and financial condition, we believe that we have sufficient cash flow from operations and working capital including unrestricted cash on hand to satisfy all obligations under outstanding indebtedness, to finance anticipated capital expenditures and to fund working capital requirements during the next twelve months. The following two items could effect cash balances and cash flows in the future.

Obligation for an Equity Contribution

In October, 2005, we entered into an agreement with certain other parties to jointly acquire certain energy assets in the United Kingdom. Per the terms of the agreement, the Company is obligated to make an equity contribution of up to $5,000, subject to certain reductions, which will be utilized to fund expenses of the proposed transaction and as capital towards the purchase price of the assets. It is anticipated that the aggregate purchase price for the assets will be approximately $60,000 of which approximately $5,000 will be funded by the Company through the equity contribution with additional funding being provided through project financing. No assurance can be given that the proposed transaction will be completed or if completed, will be profitable to the Company.

Installment Sale Note Proceeds/Internal Revenue Code Section 29

The Internal Revenue Code Section 29 tax credits expire on December 31, 2007, if not extended. In addition, the Code has a phase-out provision that is triggered when the “Market Wellhead Price” of domestic crude oil reaches certain “Phase -out Prices” as determined by the IRS. If Market Wellhead Prices exceed Phase-out Prices, the value of the section 29 tax credit would be reduced or eliminated. The IRS will not publish the Phase-out Prices for calendar year 2005 until April 2006.

While current pricing estimates predict that Market Wellhead Prices will remain below the Phase-out Prices for the year 2005, should they exceed the Phase-out Pricing, the Company could be obligated to return payments received on certain Installment Sale Notes. For the years 2006 and 2007, should Phase-out Pricing exceed Market Wellhead Pricing, payments on certain Installment Sale Notes could be reduced or eliminated.

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

This Form 10-Q contains certain "forward looking statements" which represent our expectations or beliefs, including, but not limited to, statements concerning industry performance and our operations, performance, financial condition, growth and strategies. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," "could," "estimate" or "continue" or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors which are noted herein, including but not limited to the potential impact of competition, changes in local or regional economic conditions, our ability to continue our growth strategy, dependence on management and key personnel, supervision and regulation issues and the ability to find financing on terms suitable to us. Additional factors which may impact our business, prospects, operating results and financial condition are described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2004, as amended.

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

PART II - Other Information

Item 6: Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware (1)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company (4)
3.3	Amended and Restated By-Laws of US Energy (5)
3.4	Form of Certificate of Designation for US Energy’s Series C Preferred Stock (8)
3.5	Form of Certificate of Designation for US Energy’s Series D Preferred Stock (8)
3.6	Certificate of Correction to Certificate of Designation of Series B Preferred Stock (8)
4.1	Specimen Stock Certificate (1)
4.2	Certificate of Designation of Series B Convertible Preferred Stock of the Company as filed with the Secretary of the State of Delaware (7)
4.3	Amended and Restated Plan of Recapitalization dated as of July 31, 2000 by and between the Company and the parties identified therein (8)
4.4	Form of Series B Warrant to Purchase Shares of Common Stock (4)
4.5	Form of Series C Redeemable Common Stock Purchase Warrant of US Energy (5)
10.1	Purchase Agreement, dated as of January 24, 1994, between Lehi Co-Gen Associates, L.C. and Lehi Envirosystems, Inc. (2)
10.2	Operating Agreement among Far West Capital, Inc., Suma Corporation and Lehi Envirosystems, Inc. dated January 24, 1994 (2)
10.3	Agreement among the Company, Plymouth Envirosystems, Inc., IEC Plymouth, Inc. and Independent Energy Finance Corporation dated November 16, 1994 (1)

Exhibit Number	Description
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

10.6	Security Agreement and Financing Statement among the Company, Lehi Envirosystems, Inc., Plymouth Envirosystems, Inc. and Anchor Capital Company, LLC dated June 14, 1995, as amended (1)
10.7	Certificate of Designations (1)
10.8	Loan and Option Agreement dated August, 1996 by and among NRG Company, LLC and Reno Energy, LLC and ART, LLC and FWC Energy, LLC, and Amendments thereto (1)
10.9	Form of Debenture Conversion Agreement (1)
10.10	Subscription Agreement, dated March 20, 1998, between the Company and Energy Systems Investors, LLC (3)
10.11	Registration Rights Agreement, dated March 20, 1998, between the Company and Energy Systems Investors, LLC (3)
10.12	Amended and Restated Stock Option Agreement between the Company and Lawrence I. Schneider dated May 10, 2000 with respect to 750,000 shares of the Company Common Stock (4)
10.13	Amended and Restated Stock Option Agreement between the Company and Goran Mornhed dated May 10, 2000 with respect to 1,000,000 shares of the Company Common Stock (4)
10.14	Pledge Agreement dated as of July 31, 2000 by and between the Company and Energy Systems Investors, L.L.C. (4)
10.15	Limited Recourse Promissory Note dated July 31, 2000 issued by Energy Systems Investors, L.L.C. in favor of the Company (4)
10.16	Registration Rights Agreement dated November 28, 2000 by and among US Energy and the Zapco Stockholders (5)
10.17	Performance Guaranty dated as November 28, 2000 of US Energy (5)
10.18	Performance Guaranty of Cinergy Solutions Holding Company, Inc. dated as of November 28, 2000 (5)
10.19	Subscription Agreement dated as of November 28, 2000 by and among US Energy, US Energy Sub and Cinergy Energy (5)
10.20	Stockholders Agreement dated as of November 28, 2000 by and among US Energy, US Energy Sub and Cinergy Energy (5)
10.21	Indemnification Agreement dated as of November 28, 2000 by and among US Energy, US Energy Sub and Cinergy Energy (5)
10.22	Employment Agreement dated as of May 10, 2000 by and between the Company and Lawrence Schneider (6)
10.23	Employment Agreement dated as of May 10, 2000 by and between the Company and Goran Mornhed (6)
10.24	2000 Executive Incentive Compensation Plan (6)
10.25	2000 Executive Bonus Plan (6)

Exhibit Number	Description
10.26	Stock Option Agreement between the Company and Lawrence Schneider with respect to 1,000,000 shares of Common Stock (6)
10.27	Stock Option Agreement between the Company and Goran Mornhed with respect to 187,500 shares of Common Stock (6)
10.28	Stock Option Agreement between the Company and Goran Mornhed with respect to 562,500 shares of Common Stock (6)
10.29	Standby Payment Agreement dated as of June 11, 2001 by and among U.S. Energy Systems, Inc., USE Canada Acquisition Corp. and AJG Financial Services, Inc. (9)
10.30	Development Incentive Plan (10)
10.31	Corporate Incentive Plan (10)
10.32	Finance Incentive Plan (10)
10.33	Employment Agreement dated as of January 1, 2002 between the Company and Edward Campana (10)
10.34	Employment Agreement dated as of September 8, 2000 between the Company and Henry Schneider (10)
10.35	Agreement by and among AJG Financial, as agent, U.S. Energy, Cinergy Energy, U.S. Energy Biogas and Tannenbaum, Helpern as agent dated as of October 16, 2003 (11)
10.36	Escrow letter by and among, Tannenbaum, Halpern escrow agent, AJG Financial, Cinergy Energy, US Energy, U.S. Energy Biogas Corp (11)
10.37	Amended and Restated Subordinated Note from U.S. Energy Biogas Corp. to AJG Financial Services, Inc. (11)
10.38	Loan Agreement dated as of November 3, 2003 (11)
10.39	2003 Finance Incentive Plan (11)
10.40	2003 Development Incentive Plan (11)
10.41	Royalty Agreement dated as of April 8, 2004 by and between U.S. Energy Biogas Corp., Countryside Canada Power, Inc., the Registrant and Cinergy Energy Solutions, Inc. (12)
10.42	Amendment to Note Purchase Agreement dated as of April 8, 2004 by and between U.S. Energy Biogas Corp., Avon Energy Partners, LLC and the other parties identified therein (12)
10.43	Amendment to Indenture of Trust and Security Agreement dated as of April 8, 2004 by and among US Energy Biogas Corp., Countryside Canada Power, Inc. and the other parties identified therein (12)
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

10.45	Form of Restricted Stock Unit for Directors (13)
10.46	Form of Restricted Stock Unit for Officers (13)
10.47	Purchase Agreement dated September 30, 2004 among AJG Financial Services, Inc. and U.S. Energy Biogas Corp. (13)

Exhibit Number	Description
10.48	Assignment Agreement dated September 30, 2004 among AJG Financial Services, Inc. and U.S. Energy Biogas Corp. (13)
10.49	Severance Agreement and Mutual Release by and between Edward M. Campana and US Energy Systems, Inc.(14)
10.50	Severance Agreement, Mutual Release and Consulting Agreement by and between Allen J. Rothman and US Energy Systems, Inc.(14)
10.51	Employment Agreement dated as of May 10, 2005 by and between the Company and Lawrence I. Schneider (15)
10.52	Description of compensation program for directors (16)
10.53	Employment Agreement dated as of August 17 2005 by and between the Company and Asher Fogel.
10.54	Employment Agreement dated as of August 17 2005 by and between the Company and Henry Schneider.
10.55	Agreement dated as of October 7, 2005 by and between the Company, Marathon Capital LLC and VTEX Energy Inc.
31.1	Rule 13a-14(a)/15d-14(a) certifications
31.2	Rule 13a-14(a)/15d-14(a) certifications
32.1	Section 1350 certification
(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-94612)
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended January 31, 1994
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 26, 1998
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2000
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended October 31, 2000
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K dated May 4, 2000
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended January 31, 1999
(8)	Incorporated by reference to the Company’s Report on Form 10-KSB for the period ended December 31, 2000
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 11, 2001
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB dated August 14, 2002
(11)	Incorporated by reference to the Company’s Report on Form 10-K for the period ended March 31, 2003, as amended
(12)	Incorporated by reference to the Company’s Report on Form 10-Q for the period ended March 31, 2004
(13)	Incorporated by reference to the Company’s Report on Form 10-Q for the period ended September 30, 2004

Exhibit Number	Description
(14)	Incorporated by reference to the Company’s Annual Report on Form 10K, as amended, for the year ended December 31, 2004
(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004 filed with the SEC on May 23,2005
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on or about October 3, 2005

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U. S. ENERGY SYSTEMS, INC.

Dated: November 25, 2005	By:	/s/ Asher E. Fogel
Asher E. Fogel
Chief Executive Officer (Principal Executive Officer)

Dated: November 25, 2005	By:	/s/ Richard J. Augustine
Richard J. Augustine
Chief Accounting Officer (Principal Accounting and Financial Officer)