Form 10-Q/A
period 2004-06-30
U S ENERGY SYSTEMS INC
filed 2006-03-17
CIK 351917

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A/2
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

Overview

We are filing this amendment to our Form 10-Q for the quarterly period ended June 30, 2004, to amend and restate financial statements and other financial information with respect to a change in the application of accounting principles relating to the treatment of the payment received by US Energy Biogas Corp. (“USEB”), our majority owned subsidiary, with respect to Biogas’ prior sale to AJG Financial Services, Inc. of certain ownership interests in Illinois based generating project entities. See Note B(2) to our consolidated financial statements included herein.

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
CONTENTS

PART I: Financial Information
PAGE
Item 1: Financial Statements

Overview	2

Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003	4

Consolidated Statements of Operations for the three months and six months ended June 30, 2004 and 2003	5

Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2004 and for the year 2003	6, 7

Consolidated Statements of Cash Flow for the six months ended June 30, 2004 and 2003	8
Notes to Consolidated Financial Statements	9

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3: Quantitative and Qualitative Disclosures About Market Risk	19

Item 4: Controls and Proceedures	19

PART II. Other Information

Item 6: Exhibits and Reports on Form 8-K	19

Signatures	20

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in Thousands)
ASSETS	June 30, 2004 (Restated/ Unaudited)	December 31, 2003 (Audited)
Current Assets:
Cash	$21,009	$3,210
Restricted Cash and Marketable Securities	25,754	17,703
Accounts Receivable (less allowance for doubtful accounts of $1,313 in 2004 and 2003)	5,889	9,105
Notes Receivable	2,434	2,678
Other Current Assets	2,426	3,664
Total Current Assets	57,512	36,360

Property, Plant and Equipment (less accumulated depreciation of $ 23,259 and $21,750)	42,175	43,729
Construction in Progress	-	595
Notes Receivable, less Current Portion	24,448	14,234
Investments	1,755	8,251
Debt Issuance Costs Net of Accumulated Amortization	11,704	2,405
Foreign Currency Hedge	(207)	--
Deferred Tax Asset	12,015	11,812
Other Assets	-	257
Assets to be Disposed of	-	28,180
Goodwill	26,618	26,218
Total Assets	$176,020	$172,041

LIABILITIES
Current Liabilities:
Current Portion Long-term Debt	$1,300	$4,928
Notes Payable - Stockholder …………………………………………………………………………	1,053	688
Accounts Payable and Accrued Expenses	5,889	5,887
Deferred Revenue Installment Sale Partnership Interest, Current Portion	345	1,007
Total Current Liabilities	8,587	12,510

Long-Term Debt less Current Portion	78,646	53,827
Notes Payable - Stockholder	4,676	10,641
Deferred Revenue Installment Sale Partnership Interest, less Current Portion	16,915	5,105
Deferred Royalty Liability ………………………………………………………………………………..	5,844	--
Rate Incentive Liability	23,765	20,652
Advances from Joint Ventures	102	102
Liabilities to be Disposed of	-	21,745
Total Liabilities	138,535	124,582

Minority Interests	5,000	8,374

STOCKHOLDERS’ EQUITY
Preferred Stock, $.01 par Value, Authorized 10,000,000 Shares:
Series B, Cumulative, Convertible, Issued and Outstanding 368 Shares	----	----
Series C Cumulative, Convertible, Issued and Outstanding 100,000 Shares	1	1
Series D, Cumulative, Convertible, Issued and Outstanding 1,138,888 Shares	11	11

Common Stock, $.01 par Value, Authorized 50,000,000 Shares, issued 12,333,974	123	123
Treasury Stock, 443,263 Shares of Common Stock and 2667 shares of preferred stock, at cost	(2,204)	(2,204)
Additional Paid-in Capital	64,477	64,891
Accumulated Deficit	(29,878)	(24,159)
Other Comprehensive Income	(45)	422
Total Stockholders’ Equity	32,485	39,085
Total Liabilities and Stockholders’ Equity	$176,020	$172,041
See notes to consolidated financial statements
which are an integral part of the financial statements

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in Thousands Except Share Data)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Revenues	$4,479	$7,230	$9,596	$14,409

Costs and expenses:
Operating Expenses	2,714	4,098	4,931	7,033
General and Administrative Expenses	960	979	1,682	2,239
Depreciation and Amortization	1,088	845	2,066	1,780
Reserve for SEFL Investment …………………………………………..	476	-	8,176	-
Total Costs and Expenses	5,238	5,922	16,855	11,052

(Loss)/Income From Operations	(759)	1,308	(7,259)	3,357
Interest Income	780	278	1,128	606
Dividend Income …………………………………………………………..	-	-	15	20
Foreign Currency Transaction Income	1,148	-	1,148	-
Interest Expense	(2,588)	(1,818)	(4,436)	(3,741)
Transaction Cost Expenses ………………………………………………...	(12,230)	-	(12,230)	-
Minority Interest	5,707	(103)	5,700	(358)

Loss Before Taxes	(7,942)	(335)	(15,934)	(116)
Income Tax Benefit………………..…………….	(406)	217	3,160	226
Income (loss) Before Discontinued Operations and Gain on Sale of Subsidiaries……………..………………………………………………….	(8,348)	(118)	(12,774)	110

Income From Discontinued Operations (Net of Tax)	43	232	495	740
Gain on Sale of Subsidiaries and Partnership Interest (Net of Income Tax -2004-$2,795 and 2003-$887) …………………………………………….	6,560	1,419	6,560	1,419

NET INCOME(LOSS)	(1,745)	1,533	5,719	2,269

DIVIDENDS ON PREFERRED STOCK ………………………………….	(207)	(210)	(414)	(419)

NET INCOME(LOSS) APPLICABLE TO COMMON STOCK	$(1,952)	$1,323	$(6,133)	$1,850

INCOME PER SHARE OF COMMON STOCK:
Income(Loss) Per Share of Common Stock - Basic	$(0.16)	$0.11	$(0.52)	$0.15
Income Per Share of Common Stock - Diluted	$--	$0.09	$--	$0.13

Weighted Average Number of Common Shares Outstanding - Basic	11,890	11,950	11,890	11,950
Weighted Average Number of Common Shares Outstanding - Diluted	17,053	17,115	17,053	17,115

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Net Income(Loss)	$(1,745)	$1,533	$(5,719)	$2,269
Gain (Loss) on Foreign Currency Translation	(467)	2,295	(467)	2,210
Total Comprehensive Income(Loss)	$(2,212)	$3,828	$(6,186)	$4,479

U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2003
Audited
(in Thousands Except Share Data)

	Preferred Stock Series B		Preferred Stock Series C		Preferred Stock Series D		Treasury Stock		Common Stock
	No. of Shares	Amount	No. of Shares	Amount	No. of Shares	Amount	No. of Shares	Amount	No. of Shares	Amount	Additional Paid in Capital	Foreign Currency Translation Adjustment	Accumulated Deficit	Total
Balance - Dec. 31, 2002 as Previously Reported	368	—	100,000	$1	1,138,888	$11	(383,450)	$(1,805)	12,333,613	$123	$65,720	$701	$(23,154)	$41,597
Adjustments	—	—	—	—	—	—	—	—	—	—	—	—	(2,843)	(2,843)
Balance - Dec. 31, 2002 as Adjusted	368		100,000	1	1,138,888	11	(383,450)	(1,805)	12,333,613	123	65,720	701	(25,997)	38,754
Issuance of Common Stock									361
Foreign Currency Translation Adjustment												(279)		(279)
Treasury Stock							(62,480)	(399)						(399)
Net Income for the Year Ended December 31, 2003													1,838	1,838
Dividends on Preferred Stock:
Series B											(34)			(34)
Series C											(180)			(180)
Series D											(615)			(615)
Balance - December 31, 2003	368	-	100,000	$1	1,138,888	$11	(445,930)	$(2,204)	12,333,974	$123	$64,891	$422	$(24,159)	$39,085

See notes to consolidated financial statements
which are an integral part of the financial statements

U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2004
(Unaudited)
(in Thousands)

	Preferred Stock Series B		Preferred Stock Series C		Preferred Stock Series D		Treasury Stock		Common Stock
	No. of Shares	Amount	No. of Shares	Amount	No. of Shares	Amount	No. of Shares	Amount	No. of Shares	Amount	Additional Paid in Capital	Foreign Currency Translation Adjustment	Accumulated Deficit	Total
Balance - Dec. 31, 2003	368	-	100,000	$ 1	1,138,888	$11	(445,930)	$(2,204)	12,333,974	$123	$64,891	$422	$(24,159)	$39,085
Issuance of Common Stock
Foreign Currency Translation Adjustment												(467)		(467)
Treasury Stock
Net Loss for Six Months Ended June 30, 2004													(5,719)	(5,719)
Dividends on Preferred Stock:
Series B											(16)			(16)
Series C											(90)			(90)
Series D											(308)			(308)
Balance - June 30, 2004	368	-	100,000	$ 1	1,138,888	$11	(445,930)	$(2,204)	12,333,974	$123	$ 64,477	$(45)	$ (29,878)	$32,485

See notes to consolidated financial statements
which are an integral part of the financial statements

U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)

	Six Months Ended
	June 30, 2004	June 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income……………………………………………………………………………………………….…...	$(5,719)	$2,269
Adjustments to reconcile Net Income to Net Cash provided by (used in ) Operating Activities:
Depreciation…………………………………………………………………………………………….	1,807	1,660
Amortization……………………………………………………………………………………………	259	120
Minority Interest Expense………………………………………………………………………….…...	(5,702)	358
Income Tax Benefit……………………………………………………………………………………..	(3,159)	644
Gain on Sale of Subsidiaries …………………………………………………………………….……..	(6,560)	(1,419)
Foreign Currency Hedge……………………………………………………………………………….	(207)	-----
Foreign Currency Transaction Income………………………………………………………………….	(1,363)	2,210
Reserve for Investment in SEFL	8,176	-----
Changes In:
Accounts and Notes Receivable Trade	3,216	(4,331)
Other Current Assets	1,238	(261)
Other Assets	257	(1,324)
Accounts Payable and Accrued Expenses	265	2,015
Deferred Revenue and Other	(350)	(673)
Rate Incentive Liability	3,113	3,740
Net Effect of Discontinued Operations	-	(111)
Net Cash Provided by Operating Activities	(4,729)	4,897

CASH FLOWS FROM INVESTING ACTIVITIES:
Change in Investments	15,638	1,087
Acquisitions of Property and Equipment	(253)	(1,235)
Construction in Progress	595	1,673
Goodwill …………………………………………………………………………………………………….	(400)	-----
Net Cash Used in Investing Activities	15,580	1,525

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Notes Receivable …………………………………………………………………………….	1,528	(107)
Proceeds from Long-Term Debt	23,849	(1,121)
Payments of Long Term Debt ………………………………………………………………………………	(6,250)	-----
Debt Issuance Costs	(9,558)	(400)
Deferred Royalty Liability ……………………………………………………………………………………	5,844	-----
Dividends on Preferred Stock	(414)	(418)
Net Cash Used in Financing Activities	14,999	(2,046)

NET INCREASE IN CASH	25,850	4,376

Cash, restricted cash and equivalents - beginning of period………………………………………………………	20,913	15,103
Cash, restricted cash and equivalents - end of period………………………………………………………...	$46,763	$19,479

Supplemental disclosure of cash flow information:
Cash paid for interest………………………………………………………………………………………….	$3,465	$3,348
Contingent Note Receivable ………………………………………………………………………………….	2,502	-----
Note Receivable from Sale of Partnership Interest……………………………………………………………	14,000	-----

See notes to consolidated financial statements
which are an integral part of the financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and Regulation S-X, and accordingly, do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. The results for the three and six months are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in the U.S. Energy Systems Inc.’s (the “Company”) Annual Report Form 10-K for the year ended December 31, 2003, as amended. Unless otherwise indicated or as the context requires, all dollar amounts are in thousands(000’s).

NOTE B - RESTATEMENT

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

On April 8, 2004 AJG made a cash down payment of $2,000 and delivered a $14,000 non-recourse note (the “Note”) payable to a Biogas subsidiary to satisfy AJG’s obligation for the purchase of the ownership interests. The Note matures in 2024, requires scheduled payments of principal and interest and bears interest at a rate of 15% per annum. Payments on the Note are limited to cash distributions from the project entities with any excesses to the scheduled payments being applied as an additional principal payment and any deficits to scheduled being deferred. The Note is secured by the ownership interests.

The accounting treatment for such transaction reflected in the Company’s Quarterly Reports on Form 10-Q for the periods ended June 30, 2004, September 30, 2004 and March 31, 2005 and in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (collectively, the “Applicable Reports”) reflect, before giving effect to taxes and minority interest, a non-recurring gain of $16,000 for the three months ended June 30, 2004. This gain represented the gain for both the cash and the Note.

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

The following tables isolate each of the restated amounts in the Company’s Consolidated Balance Sheet as of June 30, 2004 and Statement of Operations and Other Comprehensive Income the three and six month period ended June 30, 2004:

CONSOLIDATED BALANCE SHEET AT JUNE 30, 2004
	AFTER FOREIGN CURRENCY TRANSACTION AND GAIN RECOGNITION RESTATEMENT	AFTER FOREIGN CURRENCY TRANSACTION RESTATEMENT	AS ORIGINALLY REPORTED
Foreign Currency Hedge	$(207)	$(207)	$	-----
Deferred Tax Asset	$12,015	$12,015		$12,372
Total Assets	$176,020	$176,020		$176,584
Long-Term Debt	$79,946	$79,946		$81,154
Deferred Revenue	$17,260	$3,260		$3,260
Minority Interests	$5,000	$11,402		$11,087
Total Liabilities	$143,535	$135,937		$136,830
Accumulated Deficit	$(29,878)	$(22,280)		$(22,654)
Acc. Other Comprehensive Income	$(45)	$(45)	$	-----
Total Stockholder Equity	$32,485	$40,083		$39,754
Total Liabilities and Stockholder Equity	$176,020	$176,020		$176,584

STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004
	AFTER FOREIGN CURRENCY TRANSACTION AND GAIN RECOGNITION RESTATEMENT	AFTER FOREIGN CURRENCY TRANSACTION RESTATEMENT	AS ORIGINALLY REPORTED
Foreign Currency Transaction Income	$1,148	$1,148	$	-----
Gain on Sale of Subsidiary	$6,560	$9,944		$9,944
Minority Interest	$5,707	$3,841		$4,156
Income Tax Benefit(Expense)	$(406)	$5,674		$6,133
Net Income(Loss)	$(1,745)	$5,853		$5,479
Net Income(Loss) Applicable to Common Stock	$(1,952)	$5,646		$5,272
Income(Loss) Per Share of Common Stock	$(0.16)	$0.47		$0.44

STATEMENT OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004

	AFTER FOREIGN CURRENCY TRANSACTION AND GAIN RECOGNITION RESTATEMENT	AFTER FOREIGN CURRENCY TRANSACTION RESTATEMENT	AS ORIGINALLY REPORTED
Foreign Currency Transaction Income	$1,148	$1,148	$	-----
Gain on Sale of Subsidiary	$6,560	$9,944		$9,944
Minority Interest	$5,702	$3,836		$4,151
Income Tax Benefit	$3,160	$9,240		$9,688
Net Income(Loss)	$(5,719)	$1,879		$1,505
Net Income(Loss) Applicable to Common Stock	$(6,133)	$1,465		$1,091
Income Per Share of Common Stock	$(0.52)	$0.12		$0.09

NOTE C - NET INCOME (LOSS) PER SHARE

Net Income (Loss) per share has been computed on the basis of the weighted average number of shares outstanding during the periods. In case of (Loss), common stock equivalents have not been included in the computation since their inclusion would be anti-dilutive.

NOTE D — STOCK-BASED COMPENSATION

The Company has elected to account for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 (APB No. 25), Accounting for Stock Issued to Employee’s and discloses the pro forma effects on net loss and loss per share had the fair value of options been expensed. Under the provisions of APB No. 25, compensation arising from the grant of stock options is measured as the excess, if any, of the quoted market price of the Company’s common stock at the date of grant over the amount an employee must pay to acquire the stock. While there were 80,000 stock options granted or vested for the three month period ended June 30, 2004, these options were granted at the quoted market price of the Company’s common stock at the date of the grant.

NOTE E — FOREIGN CURRENCY

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

NOTE F — INVESTMENTS IN DERIVATIVES

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

NOTE I - INVESTMENTS

Scandinavian Energy Finance, Limited / EnergiSystem i Sverige AB. In March 2002, together with EIC Electricity SA (“EIC”), a Swiss investment company specializing in energy investments, the Company formed a joint venture, Scandinavian Energy Finance, Limited (“SEFL”) and financed a new Swedish energy group, EnergiSystem i Sverige AB (“ESS”). SEFL had a 25 year option to acquire 90% of the fully diluted equity of ESS for a nominal sum, which it exercised in December 2003. As part of the transaction, EnergiSystem acquired seven operating district energy systems and several late-stage development projects.

SEFL provided approximately $56,000 to ESS in the form of financing. Approximately $45,000 of this amount was made in the form of a senior secured convertible debenture to ESS and approximately $11,000 was in the form of a subordinated loan to EnergiSystem. The senior secured convertible debenture carries an interest rate of approximately 6% per annum during the first 2 years and 9% thereafter. The subordinated loan carries an interest rate of approximately 13%. A Swedish bank provided SEFL with approximately $45,000 of long term financing on a non-recourse basis to SEFL’s stockholders. The financing carries a variable interest rate of the Stockholm Inter-Bank Offered Rate (“STIBOR”) plus 30 basis points per annum, capped at 4.7% for the first 5 years and a rate of STIBOR plus 110 basis points per annum thereafter. The loan has a 25 year term with no amortization during the first ten years.

We initially invested approximately $5,000 in cash and 167,976 of our common shares, valued at approximately $769 in SEFL, and EIC invested its proportionate share in cash.

On September 30, 2003 ESS sold a 2% interest in SEFL to Borg Energi AB for $223. Due to the issuance of additional common stock to EIC for additional investments in the fourth quarter of 2003, the Company’s ownership interest in SEFL was reduced to 32% and is accounted for using the equity method in 2003. The investment in SEFL including equity investments, inter-company loans and unrepatriated retained earnings amounted to approximately $8,200.

As indicated in Note I to the Consolidated Financial Statements for the period ended March 31, 2004, the Company disclosed pending litigation associated with the SEFL investment. At the end of the quarter ended March 31, 2004, the Company had reserved its entire $8,200 investment in SEFL.

On July 8, 2004 in the context of an overall settlement, SEFL sold its loan and equity investments in ESS to its primary lender, Lantbrukskredit AB (“LBK) for 35.5 million Kronor and a release of SEFL and its shareholders from all obligations under the financing agreements with LBK. In addition, USEY and ESS terminated their service agreement. From the 35.5 million Kronor received from LBK, SEFL paid the Company $1,100 as repayment of an intercompany loan from the Company to SEFL. Since the amount reserved for SEFL included this intercompany loan, the $1,100 will be recognized as a reduction in the reserve amount during the third quarter of 2004. The $1,100 was received on July 21, 2004.

NOTE J — FOREIGN CURRENCY TRANSACTIONS

USEB’s Countryside Debt obligations require that debt service payments be made in Canadian dollars. USEB has entered into a cash flow foreign currency hedge agreement with financial institutions fixing the Canadian dollar to US dollar exchange rate at $1.331 Canadian dollar per US dollar. This hedge agreement fixes the exchange rate on all scheduled debt service payments through March 31, 2007 when the hedge agreement expires. Subsequent to the expiration of the hedge agreement, USEB’s debt service payments to the Countryside Fund are subject to fluctuations in the currency exchange rate.

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

Following is a summary of the Foreign Currency Transaction account as of June 30, 2004(the exchange rates are Canadian dollars per one US dollar and are stated whole dollars, all other amounts are in $000’s):

Currency Exchange Rate at Loan Origination, April 8, 2004	$1.3140
Currency Exchange Rate as of June 30, 2004	$1.3338
Cumulative Translation Adjustments Beginning Of Reporting Period	$0
Cumulative Translation Adjustments End Of Reporting Period	$1,148
Aggregate Adjustment for the Current Reporting Period Income/ (Expense)	$1,148
Deferred Income Taxes Allocated To Adjustment in the Reporting Period	$(436)

NOTE K - OTHER COMPREHENSIVE INCOME/(LOSS)

The other Comprehensive loss for the three months ended June 30, 2004 is comprised of losses associated with foreign currency exchange rates net of taxes.

NOTE L- ACCOUNTING CHANGES

The Company’s accounting policy pertaining to the financial accounting of the Illinois rate incentives received by its Illinois-based biogas to energy projects was changed effective as of April 1, 2001. The change in tax accounting had no impact on consolidated cash flow.

Following is a summary of the prior period adjustments made to the audited financial statements:

(dollars in thousands)
Balance Sheet:
	Deferred Tax Asset	Goodwill	Minority Interest	Retained Earnings
Year 2003	$(7,283)	$(430)	$(3,528)	$(4,185)

Statements of Operation:
	Minority Interest	Income Tax Expense	Net Income
Year 2003	$1,132	$(2,474)	$(1,342)
Three Months Ended June 30, 2003	183	(401)	(218)
Six Months Ended June 30, 2003	424	(926)	(502)

NOTE M- SALE OF SUBSIDIARIES

Introduction
On April 8, 2004 Countryside Power Income Fund (CPIF), a newly formed Canadian income fund the Company sponsored, completed its initial public offering of trust units in Canada pursuant to which it raised approximately $102 million in net proceeds. All amounts reflected herein are stated in US dollars and the exchange rate used is the rate effective as of April 8, 2004 of Cdn $1.33 to US $1.00. The transactions described below (the “CPIF Transaction”) were completed by the Company or Biogas and its subsidiaries. The following is a summary of the terms of such transactions and such summary is qualified in its entirety by reference to the applicable transaction document.

Sale of Canadian District Energy Systems
The Company sold to a subsidiary of CPIF, all of the capital stock of USE Canada Holdings Corp (“USE Canada”), a wholly owned subsidiary that owned two Canadian based district energy systems. The Company received approximately $15,200 including $1,600 for the repayment of inter-company debt related to USE Canada and $13,600 from the sale of the stock. The sale price was determined pursuant to arms-length negotiation between the Company and CPIF, with the involvement of the underwriters of CPIF’s initial public offering. The after tax gain on the sale of the Canadian District Energy System was $4,560.

USEB Loans
Countryside Canada Power, Inc. (“Countryside Canada”), a subsidiary of CPIF, purchased the existing senior debt relating to certain of USEB’s projects (“Existing Loans”) from the holders thereof. One of such holders, AJG Financial Services Inc.(“AJG”), a subsidiary of Arthur J. Gallagher, Inc., was paid an aggregate of $6,419 (inclusive of principal and accrued interest) for its portion of the Existing Loans. AJG and its affiliates beneficially own more than five percent of our common stock.

Upon acquisition of the Existing Loans, a subsidiary of the Fund advanced additional funds of $23,800 (“Additional Advances”) to USEB and amended the Existing Loans to, among other things, cover the Additional Advances and to modify certain loan covenants that were restrictive to USEB. Among other things, the Additional Advances were used to fund (i) approximately $9,600 in costs related to the acquisition and amendment of the Existing Loans (ii) a debt service reserve account in the amount of $2,000, (iii) additional deposits of $8,200 into the Illinois Reserve account established to fund reimbursement payments due to the State of Illinois under the Illinois subsidy and (iv) an improvement reserve of $4,000 established to fund USEB capital projects. Including the Additional Advances, the USEB Loans have a principal amount of approximately $81,000. The USEB Loans are denominated in Canadian dollars and the principal amount of such loans is Cdn$107,000. The loans purchased by CPIF are obligations of USEB, which are secured by a first ranking lien held by Countryside Canada on all of USEB's assets (with specified exceptions) and are generally guaranteed by USEB’s subsidiaries. The guaranty obligations of the USEB subsidiaries are secured by the assets of such subsidiaries (with specified exceptions). The interest rate on the USEB Loans is 11% per annum, principal and interest is payable monthly, and the loans mature in 2019, subject to mandatory prepayment upon the occurrence of specified events and prepayment at the election of the lender after ten years.

Due the requirement in the amended loan documents that debt service payments be made to CPIF in Canadian dollars, USEB has entered into a three year hedge agreement with TD Bank fixing the US dollar to Canadian dollar exchange rate at US$0.76 per Canadian dollar. The agreement fixes the US Dollar amount USEB pays CPIF for the monthly principal and interest payments for the three year term of the agreement. Upon the expiration of the hedge agreement in March, 2007, USEB may be exposed to foreign currency risk at that time. According to the terms of the loan agreement with CPIF, after the expiration of the current hedge agreement, USEB is required to maintain a foreign currency hedge agreement for a minimum of 75% of the ongoing debt service payments. USEB will be at risk for fluctuations in the currency exchange rate should the rate vary from the exchange rate existing in the expiring hedge agreement.

USEB Royalty Interest
Countryside Canada acquired a royalty interest (the “Royalty Interest”) in USEB for $6,000, entitling it to receive a quarterly amount (the "Royalty") from USEB that is determined by reference to, and limited by, USEB’s distributable cash flow (determined in accordance with the royalty agreement). The Royalty Interest is convertible generally at any time on or after April, 2024 or on or after the prepayment in full of the USEB Loans, into non-voting common shares of USEB, representing 49% of the common shares of USEB outstanding at the time of conversion. Upon conversion of the Royalty Interest, Countryside Canada's right to receive the Royalty will terminate. The amount of the Royalty payable to Countryside Canada depends upon whether the Royalty Interest has become convertible. For each fiscal quarter prior to the quarter in which the Royalty Interest becomes convertible, the amount of the Royalty payable to Countryside Canada will be equal to 7% of USEB’s distributable cash flow plus 1.8% of USEB’s revenues (determined in accordance with the royalty agreement), but in any event, the Royalty payment will be subject to the Distribution Cap (described below). After the Royalty Interest becomes convertible, but remains unconverted, the Royalty will be equal to 49% of USEB’s distributable cash flow, subject to the Distribution Cap.

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

Development Agreement with Cinergy and US Energy
Pursuant to the Development Agreement by and among Cinergy, US Energy and CPIF (or the affiliates of the foregoing), during the five year period commencing April 8, 2004 (subject to an additional five year term unless a party chooses not to renew), these parties will seek opportunities to acquire or invest in energy projects that meet CPIF’s guidelines on terms acceptable to all parties. No party is obligated to participate in any project or opportunity. A subsidiary of CPIF will provide investment analysis and evaluation services on behalf of these parties in consideration for which the Company will pay annual fees of $288.

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

AJG Genco Transaction

In April 2004, AJG paid Resources Generating Systems, Inc., (RGS) a wholly owned subsidiary of USEB, for an interest it had previously acquired in Illinois Electrical Generation Partners, II L.P. (IEGP II). The amount paid was $16,000 of which $14,000 is payable pursuant to a non-recourse note. The note bears interest at the rate of 15% per annum, matures in 2024, provides for scheduled amortization and is secured by AJG’s ownership interest in IEPG II. AJG may defer payments on the note under specified circumstances and in the event AJG does not make scheduled principal and interest payments because distributions from IEGP II are insufficient to fund such payments, AJG’s obligations under the note will accrue without triggering an event of default. During the period ending 30 days after the term of this note, RGS has the right to acquire from AJG, and RGS may be required to buy from AJG, AJG’s interests in Illinois Electrical Generation Partners LP (“IEGP”) and IEGP II on specified terms.

IEGP is the indirect owner of three biogas projects and IEGP II is the indirect owner of seven biogas projects.

The completion of this transaction resulted in a $2,000 non-recurring pre-tax gain for USEB in the three month period ended June 30, 2004. The USEY portion of this gain after allowing for Cinergy’s minority interest and taxes is $673. USEB will recognize additional gains from this transaction as principal payments on the note are received.

NOTE N- BASIS OF PRESENTATION

As indicated in Note I, the Company formed a joint venture Scandinavian Energy Finance, Limited (“SEFL”) for the distribution of biomass-fueled energy to 800 customers in Sweden. The Company originally acquired a 51% interest in the SEFL venture for approximately $5,800 and, accordingly, the joint venture’s financial statement had been consolidated with the Company’s Financial Statements. Effective September 30, 2003 the Company sold a 2% interest in the SEFL venture for $231 reducing its interest to 49%. The Company’s interest was further reduced to 32% in the Fourth Quarter of 2003. As a result, the Company’s investment in the SEFL joint venture was accounted for using the equity method. The deconsolidation of the SEFL Joint Venture had a significant effect on the Company’s consolidated total assets. As indicated in Note I, SEFL has sold its investments in the Swedish energy business to SEFL’s senior lender. The Company has fully reserved its investment in SEFL.

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

NOTE P— DISCONTINUED OPERATIONS

The Company sold its USE Canada operation to CPIF. The closing date of the sale was April 8, 2004. The sale of USE Canada resulted in that entity becoming a discontinued operation in 2003 and was categorized as such on previous financial statements. Assets and liabilities categorized as discontinued operations were as follows:

Year 2003
Assets:
Cash	$676
Accounts Receivable	1,813
Other Current Assets	833
Property Plant and Equipment	22,948
Deferred Tax Asset	1,678
Other Assets	232
Total Assets	$28,180

Liabilities:
Current Portion of Long Term Debt	$2,013
Accounts Payable and Other	2,316
Long Term Debt less Current Portion	17,416
Total Liabilities	$21,745

These assets and liabilities are reflected on the year 2003 Balance Sheet under the caption “Assets to be disposed of” and “Liabilities to be disposed of”.

USE Canada was purchased by the Company on June 11, 2001. Total revenues for USE Canada for the first six months of 2003 were $7,094.

The Company sold Geothermal, LLC on June 30, 2003. Revenues for Geothermal, LLC for the first six months of 2003 were $1,003.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Income Applicable to Common Stock decreased by $3,275 to a loss of $1,952 for the three months ended June 30, 2004 from the $1,323 gain reported for the three months ended June 30, 2003 and, for the six months ended June 30, 2004, decreased by $7,983 to a loss of $6,133 from the $1,850 gain reported in the corresponding period in the prior year. These changes were due principally to the following factors: (i) the recording of $476 and $8,716 in reserves for the SEFL investment for the three and six months ended June 30, 2004, respectively (see Note I); (ii) a $427 and $768 reduction in Income for Operations for the three and six months ended June 30, 2004, respectively, resulting from the termination of SEFL operations; (iii) a $490 and $1,530 reduction in Income from Operations for the three and six months ended June 30, 2004, respectively, due to the 2003 closing of a USEB project due the termination of a contract; (iv) the inclusion in each of the three and six months ended June 30, 2004 of $1,279 in net non-recurring expenses (transaction costs less minority interests and gains from the sale of USE Canada) related to the completion of the CPIF Transaction (see Note M); (v) a $1,013 and $981 increase in interest expense and amortization costs for the three and six months ended June 30, 2004, respectively, due to the restructuring of USEB’s debt with Countryside Canada (see Note M); (vi) a $623 decrease and a $2,934 increase in income tax benefits for the three and six months ended June 30, 2004 resulting primarily from the reserve for the SEFL investment and the Countryside transaction and (vii) the inclusion of $1,148 in foreign currency transaction income for each of the three and six months ended June 30, 2004 related to USEB’s debt with Countryside Canada which closed in April, 2004 (see Note J).

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

	Three Months Ended (in thousands)		Six Months Ended (in thousands)
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
SEFL Revenues	$-	$1,137	$-	$2,238
Non-Recurring Revenues	-	1,275	-	2,241
Loss in Investment of Subsidy Reserve	(399)	-	(399)	-
Total	$(399)	$2,412	$(399)	$4,479

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

Operating expenses decreased $1,384 or 33.8% in the three months ended 2004 compared with the three months ended June 30, 2003. Operating expenses decreased $2,101 or 29.9% in the first six months of 2004 compared with the first six months of 2003. The decreases principally reflect items included in the 2003 period but excluded in the 2004 period. The table below indicates the items:

	Three Months Ended (in thousands)		Six Months Ended (in thousands)
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
SEFL Operating Expenses	$-	$715	$-	$1,470
Non-Recurring Expenses	-	755	-	711
$ -		$1,470	$-	$2,181

 After adjusting operating expenses for the non-recurring items, the variations in the three and six month periods amount to an increase of $86 (3.3%) and $80 (1.6%), respectively.

The components of General and Administrative expenses for the three month and six month periods were as follows:

	Three Months Ended (in thousands)		Six Months Ended (in thousands)
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Salaries, Incentives & Other Compensation	$4,013	$380	$4,283	$999
Legal and Professional	103	79	231	286
Insurance	183	201	279	327
Corporate Expenses	162	335	214	370
Other	(40)	(16)	135	257
CPIF Transaction Costs	1,378	0	1,378	0
CPIF Expense Reimbursement	(4,839)	0	(4,839)	0
Total	$960	$979	$1,682	$2,239

The large increase in general and administrative expenses in the three month and six month periods ended June 30, 2004 is due principally to the incentive compensation awarded to employees in connection with the CPIF transaction and incentive compensation paid to officers per existing employment agreements which, combined, totaled $3,200 In addition, $1,378 of costs associated with the CPIF transaction which were previously capitalized were expensed. CPIF reimbursed the Company $4,839 for expenses incurred by the Company related to the CPIF transaction. This reimbursement has offset compensation and other general and administrative expenses related to the CPIF transaction recorded during the period.

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

Gain on sale of subsidiaries reflects the sale of USE Canada to CPIF and the gain resulting from AJG’s payment for its 50% ownership interests in IEGP II that it had previously acquired. The after-tax gain on the sale of USE Canada amounted to $4,560 and the gain on AJG’s payment for its interest in IEGP II, before taxes and minority interest, was $2,000. After taking into effect taxes and minority interest the net gain from the AJG transaction was $673. For additional information on these items see note M to the consolidated financial statements.

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

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

Exhibit	Description
18.1	Letter dated August 22, 2005 from Kostin, Ruffkess & Company, LLC
31.1	Rule 13a-14(a)/15d-14(a) certifications.
31.2	Rule 13a-14(a)/15d-14(a) certifications.
32.1	Section 1350 certification.
(b)	Reports on Form 8-K
None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U. S. ENERGY SYSTEMS, INC.

/s/ Asher E. Fogel
Asher E. Fogel	Dated: March 13, 2006
Chief Executive Officer
(Principal Executive Officer)

/s/ Richard J. Augustine
Richard J. Augustine	Dated: March 13, 2006
Chief Accounting Officer
(Principal Accounting and Financial Officer)