Form 10-Q/A
period 2004-09-30
U S ENERGY SYSTEMS INC
filed 2006-03-17
CIK 351917

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

Overview

We are filing this amendment to our Form 10-Q for the quarterly period ended September 30, 2004, to amend and restate financial statements and other financial information with respect to a change in the application of accounting principles relating to the treatment of the payment received by US Energy Biogas Corp. (“USEB”), our majority owned subsidiary, with respect to Biogas’ prior sale to AJG Financial Service, Inc. of certain ownership interests in Illinois based generating project entities. See Note B(2) to our consolidated financial statements included herein.

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
CONTENTS

PART I: Financial Information
PAGE
Item 1: Financial Statements

Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003	4

Consolidated Statements of Operations and Comprehensive Income/(Losses) for the three months and nine months ended September 30, 2004 and 2003	5

Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2004 and for the year 2003	6, 7

Consolidated Statements of Cash Flow for the nine months ended September 30, 2004 and 2003	8

Notes to Consolidated Financial Statements	9

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3: Quantitative and Qualitative Disclosures About Market Risk	20

Item 4: Controls and Procedures	20

PART II. Other Information

Item 6: Exhibits and Reports on Form 8-K	20

Signatures	21

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in Thousands)
ASSETS	Sept. 30, 2004 (Restated/ Unaudited)	Dec. 31, 2003 (Audited)
Current Assets:
Cash	$ 16,794	$ 3,210
Restricted Cash	10,577	17,703
Restricted Investments	17,539	---
Accounts Receivable	5,632	9,105
Notes Receivable	3,108	2,678
Other Current Assets	2,838	3,664
Total Current Assets	56,488	36,360

Property, Plant and Equipment (Net of Accumulated Depreciation)	41,454	43,729
Construction in Progress	---	595
Notes Receivable, less Current Portion	23,987	14,234
Investments	1,766	8,251
Debt Issuance Costs (Net of Accumulated Amortization)	11,463	2,405
Deferred Tax Asset	12,178	11,812
Other Assets	7	257
Foreign Currency Hedge	1,189	--
Assets to be Disposed of	---	28,180
Goodwill	26,619	26,218
Total Assets	$ 175,151	$ 172,041

LIABILITIES
Current Liabilities:
Current Portion Long-term Debt	$1,410	$4,928
Notes Payable - Stockholder	---	688
Accounts Payable and Accrued Expenses	4,248	5,887
Deferred Revenue Installment Sale Partnership Interest, Current Portion	307	1,007
Total Current Liabilities	5,965	12,510

Long-Term Debt less Current Portion	82,782	53,827
Notes Payable - Stockholder	---	10,641
Deferred Revenue Installment Sale Partnership Interest, less Current Portion	16,867	5,105
Deferred Royalty Liability	5,686	--
Rate Incentive Liability	25,027	20,652
Advances from Joint Ventures	---	102
Liabilities to be Disposed of	---	21,745
Total Liabilities	136,327	124,582

Minority Interests	7,099	8,374

STOCKHOLDERS’ EQUITY
Preferred Stock, $.01 par Value, Authorized 10,000,000 Shares:
Series B, Cumulative, Convertible, Issued and Outstanding 368 Shares	----	----
Series C Cumulative, Convertible, Issued and Outstanding 100,000 Shares	1	1
Series D, Cumulative, Convertible, Issued and Outstanding 1,138,888 Shares	11	11
Common Stock, $.01 par Value, Authorized 50,000,000 Shares, issued 12,333,974	123	123
Treasury Stock, 443,263 Shares of Common Stock and 2,667 shares of preferred stock, at cost	(2,204)	(2,204)
Additional Paid-in Capital	64,270	64,891
Accumulated Deficit	(30,553)	(24,159)
Other Comprehensive Income/(Loss)	77	422
Stockholders’ Equity	31,725	39,085
Total Liabilities and Stockholders’ Equity	$ 175,151	$ 172,041

See notes to consolidated financial statements

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPRENHENSIVE INCOME
(Unaudited)
(in Thousands Except Share Data)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004		Sept. 30, 2003

Revenues………………………………………………………………………………...	$6,213	$8,706		$15,809	$28,939

Costs and expenses:
Operating Expenses…………………………………………………………………..	2,523	4,309		7,454	15,479
General and Administrative Expenses………………………………………………..	1,733	1,764		3,415	4,793
Depreciation and Amortization………………………………………………………	1,232	1,078		3,298	3,354
(Gain) from joint ventures………………..…………………………………………..	-	(227)		-	(556)
Reserve for SEFL Investment………………………………………………………...	(1,087)	-		7,089	-
Total Costs and Expenses………………………………………………………	4,401	6,924		21,256	23,070

Income (Loss) From Operations………………………………………………………...	1,812	1,782		(5,447)	5,869
-
Interest Income…………………………………………………………………………..	806	454		1,933	1,084
Dividend Income………………………………………………………………………...	-	-		15	20
Other Income (Loss)…………………………………………………………………….	2,313	-		2,313	-
Foreign Currency Transaction Expense	(4,346)	-		(3,198)	-
Interest Expense…………………………………………………………………………	(2,406)	(2,312)		(6,842)	(6,689)
Transaction Cost Expenses …………………………………….……….………………	45	-		(12,185)	-
Minority Interest………………………………………………………………………...	525	(291)		6,227	(771)

Income / (Loss) Before Taxes…………………………………………………………...	(1,251)	(367)		(17,184)	(487)
Income Tax Benefit/(Expense)………………..………………………………………...	575	1,084		3,735	2,513
Income (Loss) Before Discontinued Operations and Gain on Sale of Subsidiaries…….	(676)	717		(13,449)	2,026

Income From Discontinued Operations (Net of Tax)…………………………………...	-	-		495	-
Gain on Sale of Subsidiaries and Partnership Interest (Net of Income Tax -2004-$2,795 and 2003-$887)…………………………………….	-	-		6,560	1,419

NET INCOME(LOSS) ………………………………………………………………………….	(676)	717		(6,394)	3,445

DIVIDENDS ON PREFERRED STOCK ……………………………………..………..	(207)	(209)		(621)	(627)

INCOME(LOSS) APPLICABLE TO COMMON STOCK……………………………………..	$(883)	$508		$(7,015)	$2,818

INCOME (LOSS) PER SHARE OF COMMON STOCK:
Income Per Share of Common Stock - Basic………………………………………..	$(.07)	$.04		$(.59)	$.24
Income Per Share of Common Stock - Diluted……………………………………...	$--	$.03	$	.--	$.16

Weighted Average Number of Common Shares Outstanding - Basic………………….	11,890	11,950		11,890	11,950
Weighted Average Number of Common Shares Outstanding - Diluted………………..	17,053	17,115		17,053	17,115

OTHER COMPREHENSIVE INCOME(LOSS), NET OF TAX:
Net Income(Loss)……………………………………………………………………...	$(676)	$717		$(6,394)	$3,445
Comprehensive Income/(Loss)………………………………………………………...	122	(1,798)		(345)	(413)
Total Comprehensive Income(Loss)……………………………………………	$(554)	$(1,081)		$(6,739)	$3,032

See notes to consolidated financial statements

U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2003
(Audited)
(in Thousands, except Share Data)

	Preferred Stock Series B		Preferred Stock Series C		Preferred Stock Series D		Treasury Stock		Common Stock
	No. of Shares	Amount	No. of Shares	Amount	No. of Shares	Amount	No. of Shares	Amount	No. of Shares	Amount	Additional Paid in Capital	Other Comprehensive Income	Accumulated Deficit	Total
Balance - Dec. 31, 2002 as Previously Reported	368	—	100,000	$1	1,138,888	$11	(383,450)	$(1,805)	12,333,613	$123	$65,720	$701	$(23,154)	$41,597
Adjustments	—	—	—	—	—	—	—	—	—	—	—	—	(2,843)	(2,843)
Balance - Dec. 31, 2002 as Adjusted	368		100,000	1	1,138,888	11	(383,450)	(1,805)	12,333,613	123	65,720	701	(25,997)	38,754
Issuance of Common Stock									361
Foreign Currency Translation Adjustment												(279)		(279)
Treasury Stock							(62,480)	(399)						(399)
Net Income for the Year Ended December 31, 2003													1,838	1,838
Dividends on Preferred Stock:
Series B											(34)			(34)
Series C											(180)			(180)
Series D											(615)			(615)
Balance - December 31, 2003	368	-	100,000	$1	1,138,888	$11	(445,930)	$(2,204)	12,333,974	$123	$64,891	$422	$(24,159)	$39,085

See notes to consolidated financial statements

U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
UNADUITED
(in Thousands, except Share Data)

	Preferred Stock Series B		Preferred Stock Series C		Preferred Stock Series D		Treasury Stock		Common Stock
	No. of Shares	Amount	No. of Shares	Amount	No. of Shares	Amount	No. of Shares	Amount	No. of Shares	Amount	Additional Paid in Capital	Other Comprehensive Loss	Accumulated Deficit	Total
Balance - Dec. 31, 2003	368	-	100,000	$ 1	1,138,888	$11	(445,930)	$(2,204)	12,333,974	$123	$64,891	$422	$(24,159)	$39,085
Issuance of Common Stock
Foreign Currency Translation Adjustment
Unrealized Losses												(345)		(345)
Treasury Stock
Net Loss for Nine Months Ended September 30, 2004													(6,394)	(6,394)
Dividends on Preferred Stock:
Series B											(25)			(25)
Series C											(135)			(135)
Series D											(461)			(461)
Balance - September 30, 2004	368	-	100,000	$ 1	1,138,888	$11	(445,930)	$(2,204)	12,333,974	$123	$ 64,270	$77	$ (30,553)	$(31,725)

See notes to consolidated financial statements

U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED
(in Thousands)

	Nine Months Ended
	Sept. 30, 2004	Sept 30, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income(Loss)	$(6,394)	$3,445
Adjustments to reconcile Net Income to Net Cash provided by (used in ) Operating Activities:
Depreciation…………………………………………………………………………………….…	2,799	3,354
Amortization…………………………………………………………………………………………	500	---
Minority Interest Expense/Liability	860	586
Income Tax Benefit	7,705	(1,952)
Foreign Currency Transaction	3,198	---
Gain on Sale of Subsidiaries ………………………………………………………………………..	(20,561)	(1,419)
Reserve for Investment in SEFL ……………………………………………………………………	8,337	---
Changes In:
Accounts and Notes Receivable Trade	3,473	1,525
Other Current Assets	826	(1,755)
Other Assets	250	11
Accounts Payable and Accrued Expenses	(1,741)	(27)
Deferred Revenue and Other	(2,938)	468
Rate Incentive Liability	4,375	4,710
Net Effect of Discontinued Operations	---	---
Net Cash Provided by Operating Activities	689	8,946

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted Investments…………………………………………………………………………………...	(18,068)	---
Change in Investments …………………………………………………………………………………..	15,776	(885)
Acquisitions of Property and Equipment	(524)	(1,924)
Construction in Progress	595	(1,244)
Goodwill ………………………………………………………………………………………………….	(400)	---
Net Cash Used by Investing Activities	(2,621)	(4,053)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Notes Receivable ………………………………………………………………………….	69	---
Proceeds from Long-Term Debt	22,088	---
Payments of Long Term Debt …………………………………………………………………………….	(9,274)	(1,121)
Debt Issuance Costs	(9,558)	---
Deferred Royalty Liability……………………………………………………………………………….	5,686	---
Transaction Cost Expenses …………………………………………………………………………...…..	---	---
Dividends on Preferred Stock	(621)	(627)
Net Cash Provided by or Used in Financing Activities	8,390	(1,748)

NET INCREASE IN CASH	6,458	3,145

Cash, restricted cash and cash equivalents - beginning of period…………………………………………….	20,913	16,215
Cash, restricted cash and cash equivalents - end of period………………………………..………………...	$27,371	$19,360

Supplemental disclosure of cash flow information:
Cash paid for interest……………………………………………………………………………………..	$5,452	$5,181
Contingent Note Receivable …………………………………………………………………………….	2,502	---
Note Receivable from Sale of Partnership Interest………………………………………………………..	14,000	---
Gain on Acquisition of Debt	2,728	---

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

On April 8, 2004, AJG made paid consideration of $2,000 and delivered a $14,000 non-recourse note (the “Note”) payable to a subsidiary of Biogas to satisfy AJG’s obligation for the purchase of the ownership interests. The Note matures in 2024, requires scheduled payments of principal and interest and bears interest at a rate of 15% per annum. Payments on the note are limited to cash distributions from the project entities with any excesses to the scheduled payments being applied as an additional principal payment and any deficits to scheduled being deferred. The Note is secured by the ownership interests.

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

The following tables isolate each of the restated amounts in the Company’s Consolidated Balance Sheet as of September 30, 2004 and Statement of Operations and Other Comprehensive Income the three and nine months ended September 30, 2004:

CONSOLIDATED BALANCE SHEET AT SEPTEMBER 30, 2004

	AFTER FOREIGN CURRENCY TRANSACTION AND GAIN RECOGNITION RESTATEMENT	AFTER FOREIGN CURRENCY TRANSACTION RESTATEMENT	AS ORIGINALLY REPORTED
Foreign Currency Hedge	$1,189	$1,189	$1,213
Deferred Tax Asset	$12,178	$12,178	$10,954
Total Assets	$175,151	$175,151	$173,951
Long-Term Debt	$84,192	$84,192	$80,842
Deferred Revenue	$17,174	$3,174	$3,174
Minority Interests	$7,099	$13,501	$14,381
Total Liabilities	$143,426	$135,828	$133,358
Accumulated Deficit	$(30,553)	$(22,235)	$(21,910)
Acc. Other Comprehensive Income	$(77)	$(77)	$302
Total Stockholder Equity	$31,725	$39,323	$40,593
Total Liabilities and Stockholder Equity	$175,151	$175,151	$173,951

STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004
	AFTER FOREIGN CURRENCY TRANSACTION AND GAIN RECOGNITION RESTATEMENT		AFTER FOREIGN CURRENCY TRANSACTION RESTATEMENT		AS ORIGINALLY REPORTED
Foreign Currency Transaction Expense		$(4,346)		$(4,346)	$	-----
Gain on Sale of Subsidiary	$	----	$	----	$	-----
Minority Interest		$525		$525		$(670)
Income Tax Benefit(Expense)		$575		$575		$(1,157)
Net Income(Loss)		$(676)		$(676)		$743
Net Income(Loss) Applicable to Common Stock		$(883)		$(883)		$536
Income(Loss) Per Share of Common Stock		$(0.07)		$(0.07)		$0.04

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

NOTE G - INCOME TAXES

The nine-month financial statements for the period ended September 30, 2004 reflect an decrease in the deferred tax asset due to the gains associated with the CPIF, as defined in Note M, the purchase of subordinated indebtedness at a discount to the face value of the note and the gain associated with the AJG genco transaction less the write off of the investment in SEFL, as defined below. (See Notes I and M for a description of these transactions). In the first nine months of 2003 the increase in the deferred tax asset balance reflects increased net operating loss carry-forwards produced in that period.

NOTE H - ADDITIONAL CAPITAL

For the nine months ended September 30, 2004, and September 30, 2003, no stock options were exercised.

NOTE I- INVESTMENTS

Scandinavian Energy Finance, Limited / EnergiSystem i Sverige AB. In March 2002, together with EIC Electricity SA (“EIC”), a Swiss investment company specializing in energy investments, the Company formed a joint venture, Scandinavian Energy Finance Limited (“SEFL”) and financed a new Swedish energy group, EnergiSystem i Sverige AB (“ESS”). SEFL had a 25 year option to acquire 90% of the fully diluted equity of ESS for a nominal sum, which it exercised in December 2003. As part of the transaction, EnergiSystem acquired seven operating district energy systems and several late-stage development projects.

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

On September 30, 2003 ESS sold a 2% interest in SEFL to Borg Energi AB for $223. Due to the issuance of additional common stock to EIC for additional investments in the fourth quarter of 2003, the Company’s ownership interest in SEFL was reduced to 32% and was accounted for using the equity method in 2003. The investment in SEFL including equity investments, inter-company loans and unrepatriated retained earnings amounted to approximately $8,200.

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

NOTE J — FOREIGN CURRENCY TRANSACTIONS

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

Following is a summary of the Foreign Currency Transaction account as of September 30, 2004(the exchange rates are Canadian dollars per one US dollar and are stated whole dollars, all other amounts are in $000’s):

Currency Exchange Rate at Loan Origination, April 8, 2004	$1.3140
Currency Exchange Rate as of June 30, 2004	$1.3338
Currency Exchange Rate as of September 30, 2004	$1.2616
Cumulative Translation Adjustments Beginning
Of Reporting Period	$1,148
Cumulative Translation Adjustments End
Of Reporting Period	$(3,198)
Aggregate Adjustment for the Current
Reporting Period Income/ (Expense)	$(4,346)
Deferred Income Taxes Allocated
To Adjustment in the Reporting Period	$1,732

NOTE K - OTHER COMPREHENSIVE INCOME/(LOSS)

The other Comprehensive gain of $122 for the three months ended September 30, 2004 is comprised of $229 in gains associated with foreign currency exchange rates less $107 in losses associated with unrealized losses on available for sale marketable securities. The $345 Comprehensive Loss reported for the nine months ended September 30, 2004 is comprised of $238 in losses associated with foreign currency exchange rates and $107 in losses associated with unrealized losses on available for sale marketable securities.

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

NOTE M - SALE OF SUBSIDIARIES

Introduction
On April 8, 2004 Countryside Power Income Fund (CPIF), a newly formed Canadian income fund the Company sponsored, completed its initial public offering of trust units in Canada pursuant to which it raised approximately $102,000 in net proceeds. All amounts reflected herein are stated in US dollars and the exchange rate used is the rate effective as of April 8, 2004 of Cdn $1.33 to US $1.00. In connection with such offering, one or more of US Energy Biogas Corporation (“USEB”) and the Company completed the transactions described below (collectively the “CPIF Transaction”). The following is a summary of the terms of such transactions and such summary is qualified in its entirety by reference to the applicable transaction document.

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

The completion of this transaction resulted in a $2,000 non-recurring pre-tax gain for USEB recorded in the nine month period ended September 30, 2004. The USEY portion of this gain after allowing for Cinergy’s minority interest and taxes is $673. USEB will recognize additional gains from this transaction as principal payments on the note are received.

NOTE N - BASIS OF PRESENTATION

As indicated in Note I the Company formed a joint venture Scandinavian Energy Finance, Limited (“SEFL”) for the distribution of biomas-fueled energy to 800 customers in Sweden. The Company originally acquired a 51% interest in the SEFL venture for approximately $5,800 and, accordingly, the joint venture’s financial statement had been consolidated with the Company’s Financial Statements. Effective September 30, 2003 the Company sold a 2% interest in the SEFL venture for $231 reducing its interest to 49%. The Company’s interest was further reduced to 32% in the Fourth Quarter of 2003. As a result, the Company’s investment in the SEFL joint venture was accounted for using the equity method. The deconsolidation of the SEFL Joint Venture had a significant effect on the Company’s consolidated total assets. As indicated in Note M, SEFL has sold its investments in the Swedish energy business to SEFL’s senior lender. The Company has fully eliminated its investment in SEFL from its financial statements.

NOTE O- TRANSACTION AND DEBT ISSUANCE COSTS

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

NOTE P — DISCONTINUED OPERATIONS

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

The Company sold Geothermal, LLC on June 30, 2003. Revenues for Geothermal, LLC for the first six months of 2003 were $1,003.

NOTE Q — OTHER INCOME - ACQUISITION OF INDEBTEDNESS

On September 30, 2004, USEB purchased the subordinated note issued by USEB to AJG Financial Services, Inc. The note, with an outstanding principal amount of $5,729 plus outstanding accrued interest, was purchased for $3,000. The purchase resulted in a non-recurring gain during the current reporting period of $2,728 equal to the difference between the acquisition price and the note’s face value. The gain has been recorded as Other Income in the financial statements.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net Income Applicable to Common Stock decreased by $1,391 to a loss of $883 for the three months ended September 30, 2004 from the $508 gain reported for the three months ended September 30, 2003 and, for the nine months ended September 30, 2004, decreased by $9,833 to a loss of $7,015 from the $2,818 gain reported in the corresponding period in the prior year. These changes were due principally to the following factors: (i) the recording of $1,087 of income in the three month period ended June 30, 2004 and $7,089 in expenses in the nine month period ended September 30, 2004 for the SEFL investment (see Note I); (ii) a $115 and $676 reduction in Income from Operations for the three and nine months ended September 30, 2004, respectively, resulting from the operations of USE Canada whose assets were sold in April, 2004 and were treated as discontinued operations, therefore not included in results, for the 2004 period prior to the completion of the sale; (iii) a $125 and $367 reduction in Income from Operations for the three and nine months ended September 30, 2004, respectively, due to the 2003 closing of a USEB project due the termination of a contract; (iv) the inclusion in the nine months ended September 30, 2004 of $1,279 in net non-recurring expenses (transaction costs less minority interests and gains from the sale of USE Canada) related to the completion of the CPIF Transaction (see Note M); (v) a $248 and $97 increase in interest expense and amortization costs for the three and nine months ended September 30, 2004, respectively, due to the restructuring of USEB’s debt with Countryside Canada (see Note M); (vi) a $509 decrease and a $1,222 increase in income tax benefits for the three and nine months ended September 30, 2004 resulting primarily from the reserve for the SEFL investment and the Countryside transaction; (vii) a $4,346 and $3,198 increase for the three and nine months ended September 30, 2004 in foreign currency transaction expenses related to USEB’s debt with Countryside Canada which closed in April, 2004 (see Note J) and (viii) the inclusion in each of the three and nine months ended September 30, 2004 of $2,729 in gains associated with USEB’s acquisition of subordinated indebtedness below the face value of such indebtedness.(see Note Q).

The Company’s revenues for the three months ending September 30, 2004 were $6,213, a decrease of $2,493, or 29%, compared with the three months ending September 30, 2003. For the nine months ending September 30, 2004, revenues were $15,809, a decrease of $13,130, or 45%, compared to the similar nine month period in 2003. The primary reason for the decrease was the recording, during the 2003 comparative periods, of revenues from USE Canada and USE Geothermal operations that were not included in revenues for the 2004 periods. The table below indicates the revenues for the comparative periods pertaining to these operations:

	Three Months Ended (in thousands)		Nine Months Ended (in thousands)
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
USE Canada Revenues	-	$2,315	-	$9,456
USE Geothermal Revenues	-	-	-	1,003
Total	-	$2,315	-	$10,459

The decrease in revenues from these operations is offset by decreases in operating expense and interest expense related to the assets.

After adjusting total revenues for revenues from the sold operations, revenues for the three and nine months ended September 30, 2004 decreased by $178, or 3%, and $2,671, or 14%, respectively. These decreases were primarily due to a USEB project that terminated operations in 2003 due to a contract termination and to other revenues related to operations which were offset by operating expenses as indicated below.

Operating expenses for the three months ending September 30, 2004 were $2,523, a decrease of $1,786, or 41%, compared with the three months ending September 30, 2003. For the nine months ending September 30, 2004, operating expenses were $7,454, a decrease of $8,025, or 52%, compared to the similar nine month period in 2003. The primary reason for the decrease was the recording during the 2003 comparative periods, of operating expenses related to the operations of USE Canada and USE Geothermal operations. There were no operating expenses pertaining to these operations during the 2004 periods. The table below indicates the operating expenses for the comparative periods pertaining to these operations:

	Three Months Ended (in thousands)		Nine Months Ended (in thousands)
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
USE Canada Operating Expenses	-	$1,494	-	$6,702
USE Geothermal Operating	-	-	-	400
	-	$1,494	-	$7,102

After adjusting operating expenses for expenses from the sold operations, operating expenses for the three and nine months ended September 30, 2004 decreased by $292, or 10%, and $923, or 11%, respectively.

General and Administrative expenses for the three months ending September 30, 2004 were $1,733, a decrease of $31, or 2%, compared with the three months ending September 30, 2004. For the nine months ending September 30, 2004, general and administrative expenses were $3,145, a decrease of $1,378, or 29%, compared to similar nine month period in 2003. The decrease is summarized in the following schedule:

	Three Months Ended (in thousands)		Nine Months Ended (in thousands)
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30,2003
Salaries, Incentives & Other Compensation	$423	$527	$4,706	$1,745
Legal and Professional	89	231	320	556
Insurance	110	117	389	504
Corporate Expenses	132	286	346	656
Other	979	603	1,115	1,332
CPIF Transaction Costs	-	-	1,378	-
CPIF Expense Reimbursement	-	-	(4,839)	-
Total	$1,733	$1,764	$3,415	$4,793

A portion of the change in general and administrative expenses is due to the recording during the 2003 periods of expenses related to USE Canada and USE Geothermal operations. There were no general and administrative expenses related to these operations during the 2004 periods. The table below indicates the general and administrative expenses for the respective periods related to these assets:

	Three Months Ended (in thousands)		Nine Months Ended (in thousands)
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
USE Canada	-	$186	-	$550
USE Geothermal	-	-	-	322
-		$186	-	$872

After adjusting general and administrative expenses for expenses from the sold operations, general and administrative expenses increased for the three month period by $155, or 10%, and decreased for the nine month period by $506, or 13%. During the nine months ended September 30, 2004, general and administrative expenses included the reimbursement from CPIF of $4,839 for expenses incurred by the Company related to the CPIF transaction. This reimbursement offset incentive compensation awarded to employees and officers in connection with the CPIF transaction and per existing employment agreements which, combined, totaled $3,200 and $1,378 of costs associated with the CPIF transaction.

Depreciation and amortization expenses for the three months ending September 30, 2004 were $1,232, an increase of $154, or 14%, compared with the three months ending September 30, 2003. Depreciation and amortization expenses for the nine months ending September 30, 2004 were $3,298, a decrease of $56, or 2%, compared to the similar nine month period in 2003. A portion of these changes is the result of the recording, during the 2003 comparative periods, of depreciation related to USE Canada and USE Geothermal operations. The table below indicates the depreciation for the comparative periods pertaining to these operations:

	Three Months Ended (in thousands)		Nine Months Ended (in thousands)
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
USE Canada Depreciation	-	$194	-	$565
USE Geothermal Depreciation	-	-	-	126
-		$194	-	$691

After adjusting depreciation and amortization expenses for expenses from the sold operations, the expense increased by $348, or 39%, and $635, or 24%, for the comparative three and nine month periods. The increase is related to an increase in the amortization of debt issuance costs resulting from the CPIF transactions plus an increase in depreciation from the USEB assets.

Other Income of $2,313 for the three and nine months ended September 30, 2004, primarily resulted from the company’s purchase of a subordinated note issued by USEB to AJG Financial Services. The outstanding principal amount of $5,728,883 plus outstanding accrued interest was purchased for $3,000. The purchase resulted in a non recurring gain during the three month period ended September 30, 2004 of $2,729. The gain represents the amount of the acquisition price below the note’s face value.

Interest Income increased by $352 and $849 for the comparative three and nine months ended September 30. The increase is due to interest income from the AJG Financial Services, Inc note receivable as discussed in Note L.

Interest Expense for the three months ending September 30, 2004 was $2,406, an increase of $94, or 4%, when compared to the three months ending September 30, 2003. Interest expense for the nine months ending September 30, 2004 was $6,842, an increase of $153, or 2%, compared to the similar nine month period in 2003. Interest expense for the 2003 comparative periods included interest related to USE Canada and USE Geothermal operations. The table below indicates the interest expense for the comparative periods pertaining to these operations:

	Three Months Ended (in thousands)		Nine Months Ended (in thousands)
	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
USE Canada Interest Expense	-	$326	-	$963
USE Geothermal Interest	-	-	-	-
Expense	-	$194	-	$963

After adjusting interest expense for expenses from the sold operations, interest expense for the three and nine month ended September 30, 2004 increased by $420, or 21%, and $1,116, or 19%, respectively. The increase is due to the increase in the amount of debt and the interest rate on that debt from the CPIF transaction.

Foreign Currency Transaction Expense was $4,346 for the three months ended September 30, 2004 and represents the adjustment, as required by SFAS 52, Foreign Currency Translations, to the outstanding principal owed to the Countryside Fund to reflect the change in the currency exchange rate from the start of the reporting period. The Canadian dollar to US dollar exchange rate decreased to $1.2616 from $1.3338 as of June 30, 2004, resulting in a net loss for the period of $4,346, after adjustments relating to our foreign currency cash flow hedge. The Deferred Income Tax asset was increased by $1,732 to reflect the tax effect of the Transaction gain. See Note J to the Consolidated Financial Statements. During the three and nine months ended September 30, 2003, there was no Foreign Currency Transaction adjustment as the Countryside debt arrangements were entered into on April 8, 2004.

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

Gain on sale of subsidiaries reflects the sale of USE Canada to CPIF and the gain resulting from AJG’s payment for its 50% ownership interests in IEGP II that it had previously acquired. The after-tax gain on the sale of USE Canada amounted to $4,560 and the gain on AJG’s payment for its interest in IEGP II before taxes and minority interest amounted to $2,000. After taking into effect taxes and minority interest, the net gain from the AJG transaction was $673. For additional information on these items see note M to the consolidated financial statements.

Other Comprehensive Income of $122 for the three months ended September 30, 2004 is comprised of $229 in gains associated with foreign currency exchange rates less $107 in losses associated with unrealized losses on available for sale marketable securities. The $345 Comprehensive Loss reported for the nine months ended September 30, 2004 is comprised of $238 in losses associated with foreign currency exchange rates and $107 in losses associated with unrealized losses on available for sale marketable securities.

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

	As of September 30, 2004 (in thousands)	As of December 31, 2003 (in thousands)
Illinois Reserve Account - Cash	$3,016	$11,192
Illinois Reserve Account - Marketable Securities	17,539	-
Debt Service Reserve Account	2,005	-
Construction Reserve Account	4,010	-
Lender Reserve Account	-	5,750
Dividend Reserve Account	1,408	731
Other Reserve Accounts	138	30
Total	$28,116	$17,703

The increases in total cash and cash equivalents during the first nine months of 2004 amounting to $6,458 primarily reflect funds received from the CPIF transaction. During the first nine months of 2004, cash flow of $689 was generated by operating activities offset by $2,621 used in financing activities and $8,390 provided by financing activities.

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

It is our general policy to not enter into any interest rate, foreign currency or derivative transactions as a hedge against these market risks as the underling assets and investments are long-term in nature except what is required under the terms of the USEB loans. See Note G to the financial statements.

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

PART II - Other Information

Item 6 - Exhibits

Exhibit Number	Description
18.1	Letter dated August 22, 2005 from Kostin, Ruffkess & Company, LLC
13.1	Rule 13a-14(a)/15d-14(a) certifications.
31.2	Rule 13a-14(a)/15d-14(a) certifications.
32.1	Section 1350 certification.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U. S. ENERGY SYSTEMS, INC.

/s/ Asher E. Fogel
Asher E. Fogel	Dated: March 13, 2005
Chief Executive Officer
(Principal Executive Officer)

/s/ Richard J. Augustine
Richard J. Augustine	Dated: March 13, 2005
Chief Accounting Officer
(Principal Accounting and Financial Officer)