Form 10-K
period 2005-12-31
U S ENERGY SYSTEMS INC
filed 2006-04-12
CIK 351917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-K

(Mark One)
(X)	ANNUAL REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
OR
( )	TRANSITION REPORT UNDER SECTION 13
OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-10238
U.S. ENERGY SYSTEMS, INC.
(Exact name of Registrant as specified its charter)
_______________

Delaware	52-1216347
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer
Identification Number)
545 Madison Avenue, 6th Floor
New York, New York 10022	(212) 588-8901
(Address of principal executive offices) 1 North Lexington Ave, 15th Floor White Plains, NY 10601 (Former name, former address and former fiscal year, if changed from last report)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.
Securities Registered pursuant to Section 12(g) of the Act:

Title of Each Class
Common Stock, par value $.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

[ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[ ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   [X] Yes No [ ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non- accelerated filer [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sales price of the Common Stock as of June 30, 2005(i.e. $1.02 per share) was approximately $12,243,000 based on 12,003,461 shares outstanding as of that date.

As of March 31, 2006, the number of outstanding shares of the registrant’s Common Stock was 16,710,833.

Documents incorporated by Reference: Items 10, 11, 12, 13 and 14 herof are incorporated by reference from Registrant’s Proxy Statement to be filed with the SEC by May 1, 2006.

This Form 10-K contains certain “forward-looking statements” which represent our expectations or beliefs, including, but not limited to, statements concerning industry performance and our operations, performance, financial condition, growth and strategies. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors which are noted herein, including but not limited to the potential impact of competition, changes in local or regional economic conditions, dependence on management and key personnel, changes in the capital markets, regulatory issues, operational and resource issues. This 10-K also contains a discussion of certain factors that may impact our activities. See “Item 1A. Risk Factors".

PART I

ITEM 1. BUSINESS

OVERVIEW AND RECENT DEVELOPMENTS

U.S. Energy Systems, Inc. (the “Company” or “US Energy”) is an owner and operator of energy facilities producing electricity and energy alternatives to natural gas. The Company, through its 54.26% owned subsidiary, U.S. Energy Biogas Corp. (“USEB”), owns and operates 23 landfill gas to energy projects, 20 of which produce electricty and three of which sell landfill gas as an alternative to natural gas. The generation capacity of our electricity generation projects is 52 megawatts (“MWs”). In addition, the Company owns a 50% interest in a partnerhship that owns and operates a combined heat and power (“CHP”) plant that produces 1.2MWs of electricity and 7 MWs of heat. Our customers include large retail energy consumers, such as industrial and commercial concerns, and local wholesale energy suppliers, such as utilities and marketers. The energy generation facilities in our portfolio use proven technology and clean renewable fuels.

US Energy, through its indirect 50% or greater owned subsidiary, UK Energy Systems Limited (the “Buyer”), is in the process of acquiring Viking Petroleum UK Limited (“Viking Petroleum”) which owns, directly or indirectly, six gas licenses containing 46 bcf (P1) of proved reserves and 16.4 bcf of probable reserves, for a cumulative 62.4 bcf (P2) of onshore gas in the United Kingdom. Specifically, in connection with the October 2005 Agreement (as defined below), the Buyer agreed on March 9, 2006 to (i) buy a 65.7% interest in Viking Petroleum for an aggregate of $69.00 and (ii) to repay the principal and interest (approximately $37 million as of March 9, 2006 and not to exceed approximately $40 million at closing) in loans issued by Viking Petroleum and its affiliates. The Buyer deposited $500,000 in an account which, with certain exceptions, is to be remitted to the sellers of this interest at closing. Completion of this purchase is subject to customary conditions. US Energy is in the process of arranging financing for this transaction though the receipt of such financing is not a condition to closing.

Of the remaining 34.3% interest in Viking Petroleum, 24.8% is owned by VTEX Energy, Inc., and 9.5% is owned by two Viking Petroleum employees. Pursuant to an agreement between the Company, VTEX and Marathon Capital, LLC (the “October 2005 Agreement”), (i) VTEX agreed to enter into agreements to cause its 24.8% Viking Petroleum interest to be contributed to a newly organized entity, 50% of which would be owned by the Company and 25% of which would be owned by each of Marathon and VTEX and (ii) the Company agreed to contribute up to $5 million in equity with respect to these transactions. The Buyer anticipates purchasing the 9.5% interests owned by the employees for relatively nominal consideration.

The Buyer also intends to acquire a 42 MW gas fired power plant from a European utility and to enter into long term gas and power sales agreements so that the full economic benefit of the purchase of Viking Petroleum can be realized.

BACKGROUND

In 2004, the Company sponsored the initial public offering (“IPO”) of a Canadian equity income fund, the Countryside Power Income Fund (the “Countryside Fund”), an unincorporated, open-ended limited purpose mutual fund trust formed under the laws of Ontario, Canada. In April 2004, the Countryside Fund issued and sold trust units totaling approximately Cdn $149,000,000 in the IPO and arranged a credit facility of Cdn $35,000,000 from a syndicate of Canadian banks (“Credit Facility”). The Countryside Fund, using a portion of proceeds of the IPO and a Cdn $30,000,000 drawn down from the Credit Facility, acquired USE Canada Holdings Corp. (“USE Canada Holdings”), the parent of USE Canada Energy Corp. (“USE Canada”) from the Company for approximately $15,200,000. USE Canada owned district energy systems located in Charlottetown, Prince Edward Island and London, Ontario. With the remainder of the IPO proceeds, the Countryside Fund acquired the existing long-term project debt of USEB and made additional debt and royalty investments in USEB. Such debt acquisitions and additional investments totaled in excess of $86,000,000. The Countryside Fund and USEB amended the terms of the acquired debt to reflect, among other things, additional loan advances.

Concurrent with its acquisition of the existing loans, the Countryside Fund acquired a convertible royalty interest in USEB for $6,000,000. Pursuant to this royalty interest, the Countryside Fund has the right to receive, on a quarterly basis, from USEB the sum of 7% of net distributable cash flow (as defined in the royalty agreement) and 1.8% of gross revenues (as defined in the royalty agreement). The total royalty payment to be made to the Countryside Fund is capped at an amount not to exceed 49% of total distributions made to the Countryside Fund and the shareholders of USEB combined. All distributions must be approved by the Board of Directors of USEB. The Countryside Fund has the option to convert its interest into non-voting common shares of USEB equal to 49% of the outstanding equity. The Countryside Fund can convert this interest at the earlier of the date on which the loan from the Countryside Fund is paid in full or April 8, 2024. The amount of the royalty is accrued on a quarterly basis and paid upon the approval of distributions by the Board of Directors of USEB.

See “Item 6 - Selected Financial Data” for a summary of the Company’s other activities during the past five years.

  DESCRIPTION OF OPERATIONS AND FACILITIES

The Company’s principal operations include the following:

  U.S. Energy Biogas Corp.

The Company owns 54.26% and Cinergy Energy Solutions owns 45.74% of USEB. USEB owns and operates 23 biogas projects (“Biogas Projects”). The Biogas Projects currently have approximately 52MW of electric generation capacity. Nineteen of the 23 Biogas Projects have contracts with local electric utilities for the sale of electrical output. The contracts have a weighted average remaining life of approximately 11 years, based upon the revenue generated from the project operations. The Brookhaven project leases electric generation equipment to a third party, which in turn has a contract to sell the output to an electric utility. The remaining three Biogas Projects sell landfill gas for use as boiler fuel under long-term contracts. All of the generation projects are qualifying facilities (“QF”) under the Public Utility Regulatory Act of 1978 (“PURPA”).

The following is a summary of the Biogas Projects and their key characteristics.

Project	ST	Project Output	MW Capacity	PPA/Retail Rate Expiry	Customer	Gas Rights Agreement Expiry	Site Lease Expiry	Landfill Status(1)
Countryside	IL	Electricity	8.0	2011	Commonwealth Edison	2051	2051	Open
Dolton	IL	Electricity	5.0	2008	Commonwealth Edison	2016(2)	2016(2)(3)	Open
Dixon Lee	IL	Electricity	4.0	2009	Commonwealth Edison	2017(2)	2017(2)	Open
Morris	IL	Electricity	4.0	2011	Commonwealth Edison	2018(4)	2018(4)	Open
Roxanna	IL	Electricity	4.0	2009	Illinois Power	N/A	2018(2)	Open
Upper Rock	IL	Electricity	4.0	2010	MidAmerican Energy	2017(2)	2029	Open
SPSA I	VA	Electricity	3.3	2014	Virginia Power	2011(5)	2011(5)	Open
122nd Street	IL	Electricity	3.0	2008	Commonwealth Edison	2016(2)	2016(2)	Closed
Brickyard	IL	Electricity	3.0	2009	Illinois Power	2017(2)	2017(2)	Open
Hamms	NJ	Electricity	1.2	2010	GPU/First Energy	2006(6) 2016(2)	2006(6)	Closed Open
Manchester	NH	Electricity	1.2	Ongoing(7)	New Hampshire Public Service	2004(8)	2004(8)	Closed
Oceanside	NY	Electricity	1.2	2006	Long Island Power	2004(6)	2004(6)	Closed
Streator	IL	Electricity	1.0	2009	Commonwealth Edison	2017(2)	2017(2)	Open
Willow Ranch	IL	Electricity	1.0	2007	Commonwealth Edison	2016(2)	2016(2)	Closed
Amity	PA	Electricity	1.0	2007	Penn Power & Light	2006(6)	2006(6)	Closed
Barre	MA	Electricity	1.0	2006	Dominion Energy	2015	2015	Closed
Burlington	VT	Electricity	0.7	2006	Burlington Electric Dept.	2006(2)	2006(2)	Closed
Onondaga	NY	Electricity	0.6	2007	Niagara Mohawk	1999(6)	1999(6)	Closed
Smithtown	NY	Electricity	0.8	2010	Long Island Power	2000(6)	2000(6)	Closed
Cape May	NJ	Boiler Fuel	N/A	2009(9)	State of New Jersey	2011	2011	Open
SPSA II	VA	Boiler Fuel	N/A	2011	CIBA Specialty Chemical	2011	N/A(10)	Open
Tucson	AZ	Boiler Fuel	N/A	2011	Tucson Electric Power	2017	N/A(10)	Open
Brookhaven	NY	Electricity	4.0	2007	Wehran Energy Corp.	N/A(11)	N/A(11)	Closed

(1)
An open landfill is one that continues to accept waste. A closed landfill is one that does not accept additional waste. Closed landfills continue to generate landfill gas for a period of up to 25 years after closure, depending upon the total amount of waste in the landfill.

(2)	Subject to two five-year extension terms at USEB’s option.
(3)	A portion of the site is owned and a portion is leased.
(4)	Subject to three five-year extension terms at USEB’s option.
(5)	May be extended for one or more five year terms by mutual agreement.
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

Commercial Structure of the Biogas Projects

The Biogas Projects may incorporate up to three separate legal entities as further described below.

Gasco

Gascos are the legal entities that typically own the biogas extraction rights and collection systems and collect and sell the biogas to an electric generating facility (“Genco”) and/or a gas transmission facility (“Transco”), as the case may be, under long-term, fixed-rate contracts. Gascos are typically structured as limited partnerships whereby the beneficiaries of the Section 29 tax credits own a 99% limited partnership interest in the Gasco and USEB, directly or indirectly, owns a 1% general partnership interest or less in the Gasco. The limited partnership interests are held by investment grade third parties. In the cases of the Roxanna and Brookhaven projects, USEB does not own an interest in the relevant Gascos.

The price for the landfill gas sold by the Gascos to the Gencos and/or Transcos is established in the applicable gas purchase agreement. For 2005 and 2004, the average price paid for landfill gas was $0.46/mmbtu. The Gencos typically incur various expenses and provide operating and maintenance services for the Gascos. The Gascos reimburse the Gencos for these items per the terms of the landfill gas purchase agreement. The total revenues received by the Gascos for the sale of biogas is approximately equal to the total reimbursement to the Gencos.

Genco

Gencos are the legal entities that typically own the power generating equipment, purchase the biogas from a Gasco and sell the electricity it generates to an electric utility or industrial user under long-term contracts. The Biogas Projects include 19 Gencos that are wholly-owned subsidiaries of USEB, except for the Illinois-based projects, which are owned 50% by USEB and 50% by an unaffiliated entity. Gencos typically lease a portion of a landfill site from an independent third party landfill owner. One Genco owns the land used as the site for the generating plant.

  Transco

Transcos are the legal entities that typically own the gas transportation equipment and purchase biogas from a Gasco to transport and sell to a third party as boiler fuel under long-term contracts. The Biogas Projects include three Transcos which are all wholly-owned subsidiaries of USEB.

Pricing Structure

  USEB has 10 operating projects in Illinois which receive subsidies for each kilowatt hour of electricity sold to the local utility under the Illinois Retail Rate Program. In accordance with the Illinois Retail Rate Program, the utility has contracted, for a ten year period, with each project to purchase electricity for an amount that exceeds the utility’s Avoided Cost (the amount it would otherwise pay for the generation of electricity). The excess paid above avoided cost is the subsidy. The utility then receives a tax credit from the the State of Illinois equal to the amount of that excess. Each project is obligated to begin to repay the subsidy to Illinois after that project has recouped its capital investment and retired all debt associated with the financing and construction of the project but, in any case, no later than 10 years from the date the project commenced commercial operation. All subsidy liabilities must be fully repaid to Illinois (without interest) by the end of the actual useful life of the project but no later than 20 years from the date of the commencement of project’s commercial operations. See Note E to the consolidated financial statements. Gross revenues received under the Illinois Retail Rate Program constituted 57% of our revenues for 2005. Revenues directly related to the receipt of the rate subsidy under this program constituted 21% of our revenues for 2005.

USEB is required pursuant to its financing arrangement with the Countryside Fund to deposit funds, should sufficient funds be available, into the Illinois Subsidy Reserve Accounts (the “Illinois Accounts”) for repayment of the Illinois subsidy liability. The Illinois Accounts are classified on the company’s consolidated financial statements as restricted cash and marketable securities. The amount deposited into the Illinois Accounts is based upon the amount of subsidy received and contemplates an annual return sufficient to fund the current period subsidy liability repayment as it becomes due. Regular deposits combined with actual and expected returns on those deposits may not be sufficient to fully repay the respective liabilities as they become due. Should the amounts in the Illinois Accounts be insufficient to fully repay the obligations, any shortfall would have to be funded from the project’s operations or assets during the repayment period.

The funds held in the Illinois Accounts are currently invested in equities and fixed income securities. These investments are generally managed by a third-party professional money manager with the investment allocations being approved by the managements of the Company and USEB. The amount held in the Illinois Accounts as of December 31, 2005 was $26,429,000. The amount of the incentive liability owed to the State as of December 31, 2005 was $56,319,000. It is anticipated that repayments of the subsidy will begin in 2008 and continue through 2021.

Under the terms of the Illinois Retail Rate Program, estimated rates are paid for production sold to the utility with that rate being reconciled annually, on the anniversary of the commercial operations date, to the actual rates paid for electricity by the local municipality. After the actual rate is determined, sales for the preceding calendar year, retroactive to the last anniversary date, are adjusted based upon the actual rate. If the actual rate is greater than the estimated rate, additional sales proceeds are paid to the project. If the actual rate is less than the estimated rate, then prior sales proceeds received, equal to the excess amounts paid, must be refunded to the utility. This actual rate then becomes the estimated rate for the subsequent year.

During 2005 and 2004, USEB experienced rate reductions of 3.2% and 8.9%, respectively, in the average rates received under the Illinois Retail Rate Program. USEB experienced rate reductions of 14% during 2005 and 30% during 2004 in three of its Illinois projects whose electricity production is sold to Commonwealth Edison. These decreases resulted in decreases in revenues of $375,000 and $685,000 for 2005 and 2004, respectively, due to the retroactive nature of the rate adjustments.

Although the Illinoise Retail Rate Program for each of the Illinois-based Biogas Projects terminates 10 years after the commencement of commercial operation, the local electric utility is obligated, pursuant to applicable law, to continue to purchase the electrical output from such Biogas Projects at the utility’s Avoided Cost for an additional 10 years provided the Biogas Project qualifies as a QF and satisfies Illinois laws. In addition, we anticipate that at the expiration of such 10-year period, each Biogas Project will seek to sell its generated electricity in the market for electricity generated from renewable sources that exists in those states that have implemented renewable portfolio standards or that have restructured their laws to create competitive electricity markets (“Green Power Market”) at green power rates, which we currently project to exceed Avoided Cost.

Projects that do not participate in the Illinois Retail Rate Program do not receive these subsidies and charge rates in accordance with either fixed price contracts or market conditions prevailing at the time of sale.

Renewable Energy Credits

During 2005, USEB extended a previously executed short term contract for the sale of the Renewable Energy Credits (“RECs”) produced by its Burlington, Vermont project. The contract was extended for a period of one year. USEB continued to receive revenues from two three year contracts executed in 2004 for the sale of the RECs produced by two of its other New England projects. One REC is produced when the project sells one megawatt of qualified renewable energy to the utility grid. The contracts do not require USEB to deliver any specified quantities of RECs. Gross proceeds from the sale of the RECs for 2005 and 2004 were $381,000 and $403,000, respectively. A portion of gross proceeds from the sale of the RECs for one project is paid to the local utility per an agreement with the utility. Amounts paid to the utility per the agreement are recorded as operating expenses. The REC revenue is in addition to the energy value which is sold under a separate contract.

Section 29 Tax Credits

In 2001, an indirect subsidiary of Cinergy purchased USEB’s ownership interests in the Countryside, Morris and Brown County Gascos. Consideration for the purchase was in the form of: (i) an up-front down payment; (ii) a fixed note with specified principal and interest payments; and (iii) a contingent note whose payments are based upon an amount of mmBtus sold by the Gascos to the Gencos. USEB has agreed to indemnify the indirect subsidiary of Cinergy for certain losses suffered in the event that certain tax-related representations and warranties made by USEB are inaccurate. Payments on the contingent note are calculated utilizing the number of mmbtus sold multiplied by a specified rate. The total payment is allocated first to accrued but unpaid interest with any remaining payment being applied as a principal payment. A portion of the principal payment is recorded as revenues for financial statement purposes. USEB will continue to receive revenues from this sale through December 2007.

In 1999, AJG purchased the ownership interests in other USEB Projects’ Gascos. Consideration from AJG to USEB was in the form of: (i) an up-front down payment; and (ii) a contingent note whose payment is based upon the amount of millions of British thermal units (“Mmbtus”) sold by the Gascos to the Gencos. USEB has agreed to indemnify AJG for certain losses suffered in the event that certain tax-related representations and warranties made by USEB are inaccurate. Payments on the contingent note are calculated utilizing the number of mmBtus sold multiplied by a specified rate. The total payment is allocated first to accrued but unpaid interest with any remaining payment being applied as a principal payment. Principal payments made under the AJG note do not generate any revenues for financial statement purposes. USEB will continue to receive revenues from this sale through December 2007.

The ability of a project to receive Section 29 tax credits depends on the placed-in-service date of the facility. Section 29 tax credits for the Gascos at 15 Biogas Projects are currently available until December 31, 2007, based on an in-service date on or before June 30, 1998. These projects include Brickyard, Cape May, Countryside, Dixon Lee, Dolton, Hamms, Manchester, Morris, 122nd Street, SPSA (I and II), Streator, Upper Rock, Tucson and Willow Ranch. Biogas Projects with in-service dates prior to 1993 qualified for tax credits only through 2002. These projects include Amity, Burlington, Oceanside and Onondaga. USEB also owns two developmental sites where the Gascos generate tax credits, and receives revenues from four other Gascos where the sites themselves are owned and operated by third parties. USEB has two generating facilities, Brookhaven and Roxanna, whose Gascos were not owned by USEB and therefore generate no revenue for USEB from Section 29 tax credits.

Under the Internal Revenue Service Code Section 29, the amount of the tax credit generated from non conventional fuel sources, of which landfill gas is one, shall be reduced or eliminated should the reference price of an equivalent barrel of energy (“EBE”) utilized to establish the value of the credit reach certain levels. Should the EBE reference price exceed the specified levels, the resultant decline in the tax credit value generated by the sale of landfill gas by USEB will reduce the amount of proceeds USEB receives under the installment sale notes. While the EBE reference price has not exceeded the specified levels to date, the possibility exists the prices will exceed the specified levels prior to the expiration of the tax credit on December 31, 2007.

Operations

Approximately 71% of the engine generating capacity of the Biogas Projects is operated and maintained by two third-party operators under fixed price per unit of production contracts. The balance of the engine generating capacity is operated and maintained by USEB staff.

 OTHER OPERATIONS AND INTERESTS

Plymouth Envirosystems, Inc.: Our wholly owned subsidiary, Plymouth Envirosystems, Inc., owns a 50% interest in Plymouth Cogeneration Limited Partnership (“Plymouth Facility”) which owns and operates a CHP plant producing 1.2 MW of electricity and 7 MW of heat at Plymouth State College, in Plymouth, New Hampshire. The Plymouth Facility provides, under a long-term contract, 100% of the electrical and heating requirements for the campus, which is a part of the University of New Hampshire system.

The day-to-day operations of the Plymouth Facility are managed by one of the partners in this facility. Management decisions are made by a committee composed of representatives of the three partners in this project.

EMPLOYEES

At December 31, 2005, the Company, directly or indirectly, employed 30 employees, excluding personnel at facilities operated and maintained by third parties.

GOVERNMENT REGULATION

None of the Company’s energy projects in the United States are currently subject to federal or state utility rate regulation. Under current Federal law, the Company is not and will not be subject to regulation as a holding company under the Public Utility Holding Company Act (“PUCHA”) of 1935, as long as each power plant in which it has an interest is a qualifying facility (a “QF”), as such term is defined under PURPA, or meets the criteria for another exemption. A QF is a distinct type of energy producer that falls into one or both of two primary classes. The first class of QFs includes energy producers that generate power using specific energy sources such as wind, solar, geothermal, hydro, biomass or waste fuels. The second class of QFs includes cogeneration facilities.

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

ITEM 1A. RISK FACTORS

Set forth below and elsewhere in this report and other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements contained in this report.

Our operations are not profitable and may not become profitable in the future

We had net losses of $9,466,000 and $9,244,000 in 2005 and 2004, respectively, and losses from operations of $801,000 and $4,029,000 in 2005 and 2004, respectively. Our ability to become profitable depends significantly upon factors over which we have limited or no control. Those factors include, among other things, the quantity and quality of USEB’s long term fuel supply, rates paid for energy sales, the continuation of governmental subsidies for “green power” such as the Illinois Retail Rate Program and Section 29 tax credits, foreign currency exchange rates and interest expense. While we are pursuing value enhancement alternatives such as the Viking Petroleum acquisition and related transactions, there can be no assurance that we will become profitable.

Our subsidiaries have substantial indebtedness and related interest expense and in connection with their existing indebtedness we have agreed to significant restrictions upon their operations, including their ability to use their cash.

We have substantial debt that has been incurred to finance the acquisition and development of energy facilities. As of December 31, 2005, our total consolidated debt was $89,161,000. Our interest expense in 2005 was $10,800,000. The terms of this debt require USEB to deposit $250,000 per calender quarter into the debt service reserve fund provided that cash available, as defined in the loan agreement, is at certain levels. USEB was only required to make $84,000 of additional deposits into the debt service reserve during 2004 and none during 2005. Until an amount is deposited into the reserve equal to $250,000 per quarter since the April 8, 2004 closing, USEB is precluded from making dividend or royalty payments or from expending funds to expand its production capacity. Whether USEB will be able to meet its debt service obligations will depend primarily upon the performance of its energy projects.

We have rate risk within the Illinois Retail Rate Program.

Rates paid to USEB projects participating in the Illinois Retail Rate Program are adjusted annually in arrears. These rate adjustments are based upon the rate the municipality local to the project pays for their electrcity. During 2005 and 2004, USEB experienced rate reductions of 3.2% and 8.9%, respectively, in the average rates received under this program and rate reductions of 23% and 31% in three Illinois projects whose electricity production is sold to one customer that accounted for more then 35% or our revenues in 2004 and 2005. Projects participating in this program accounted for 57% and 59% of our revenues in 2005 and 2004, respectively. USEB cannot predict whether any other rate changes are likely or whether such changes will result in an increase or a decrease in the rate paid. Any additional rate decreases will have a negative effect on our operating results and cash flow.

We may not be able to complete the acquisition of Viking Petroleum and the related transactions and even if completed, these transactions may not be profitable to us.

We are in the process of acquiring Viking Petroleum. To realize the full economic benefits of this acquisition, we must, among other things, complete the acquisition of a 42 MW gas fired power plant, terminate and enter into various gas and power sales agreements and implement various improvements to the acquired assets. The contemplated improvements require, among other things, the issuance of various governmental permits and infrastructure development. The estimated cost of these transactions and the related capital expenditures required over the next three years is approximately $132 million. We require external financing to finance these transactions. We are exploring various alternative sources of external financing, including project debt financing secured by the project assets. No assurance can be given that the external financings required to complete these transactions will be available or available on terms favorable to us or our stockholders. Further, we have limited experience in completing and managing projects of this magnitude. No assurance can be given that we will complete the acquisition of Viking Petroleum or the related transactions or that if completed, such activities will be profitable to us.

Our results may be impacted by foreign currency exchange rates.

Pursuant to the terms of the financing arrangements with the Countryside Fund, USEB is required to make debt service payments to the Countryside Fund in Canadian dollars. As the result of changes in foreign currency rates, USEB has incurred foreign currency transaction expenses of $2,775,000 in 2005 and $6,989,000 in 2004.

USEB has entered into a hedge agreement expiring March 2007 with financial institutions fixing the Canadian dollar to the US dollar exchange rate at $1.331 Canadian dollar per US dollar through the expiration date. Beginning April 1, 2007, USEB is required to maintain a foreign currency hedge agreement for a minimum of 75% of the remaining debt service payments. USEB will be at risk for fluctuations in the currency exchange rate should the rate vary from the exchange rate existing in the expiring hedge agreement. Had USEB not been hedged from the effects of changes in the foreign currency exchange rates, debt service payments for 2005 would have been significantly higher.

A significant source of USEB’s revenues are generated from special tax credits provided for the sale of landfill gas to third parties and these credits expire on December 31, 2007.

USEB benefits from Section 29 of the Internal Revenue Code. Section 29 provides that owners of biogas facilities that collect and sell biogas as a fuel are permitted to reduce their annual federal income tax liability with a tax credit based upon the volume of the biogas sold to unrelated third parties. USEB has sold interests in the Gascos producing these tax credits to financial investors and such sales have provided USEB with additional revenue. Part of the purchase price is contingent on gas production. If gas production were to fall, USEB’s revenues may decline.

The tax credit is available for biogas produced at projects that had existing gas collection facilities that were placed in service before July 1, 1998. The tax credits are available for qualifying projects until December 31, 2007, except that projects which were in operation prior to 1993 qualified for the tax credits only through 2002. Upon the expiration of the Section 29 tax credits on December 31, 2007, USEB’s revenues may be reduced. Revenues related to the Section 29 tax credits were $926,000, $1,212,000 and $1,060,000 for 2005, 2004 and 2003, respectively.

Neither USEB, any of the Gascos, nor any Gasco partner has received a ruling from the IRS confirming that the biogas facilities of the Gascos meet the requirements of Section 29, that the sales of interests in the Gascos by USEB were structured in a way that would entitle the buyers to Section 29 credits, or that sales of methane from the Gascos to the Gencos or Transcos generate Section 29 credits. While a ruling is not required, as is the case with any Section 29 transaction in which a ruling is not obtained, the IRS may challenge the availability of Section 29 credits to any of the Gascos or to other partners. USEB has agreed to indemnify the financial investors that have purchased interests in the Gascos for certain losses suffered by such investors in the event that the Section 29 tax credits are denied in certain circumstances.

Under the Internal Revenue Service Code Section 29, the amount of the tax credit generated from non conventional fuel sources, such as landfill gas, shall be reduced or eliminated should the reference price of an equivalent barrel of energy (“EBE”) utilized to establish the value of the credit reach certain levels. Should the EBE reference price exceed the specified levels, the resultant decline in the tax credit value generated by the sale of landfill gas by USEB will reduce the amount of proceeds USEB receuves related to the tax credits.

We have legislative risk pertaining to the continuation of the Illinois Retail Rate Program.

Ten of the Illinois project owned by our USEB subsidiary operate under the Illinois Retail Rate program. Under the program, the Illinois Commerce Commission mandates that the local utility purchase power from our projects at above market rates. The utility is reimbursed by Illinois for any payments made to our projects above market rates or avoided costs. During 2004, 2005 and again in 2006, the Governor and/or Lieutenant Governor of Illinois and members of the Illinois legislature have proposed changes to or the elimination of the Illinois Retail Rate Program and have introduced legislation to such effect. While legislation has not been adopted, the adoption of legislation or the implementation of rules that would reduce or eliminate the benefits received by the Company under this program would have a material adverse effect on the Company. Gross revenues received under the Illinois Retail Rate Program constituted 57% of our revenues for 2005. Revenues directly related to the receipt of the rate subsidy under the Program constituted 21% of our revenues for 2005.

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

We believe that our current and anticipated cash flow from operations and assets sales from the financing sources and transactions described herein will be sufficient to meet our anticipated cash requirements for the next twelve months; however, there can be no assurance in this regard. As of December 31, 2005 we had $11,301,000 in unrestricted cash available. If we are unable to generate cash flows from operations to fund our working capital needs or other contemplated expenditures, we would be required to obtain additional equity or debt financing to continue to operate our business. In addition, we anticipate that each project we acquire or develop will require us to raise additional financing, some of which may be in the form of additional equity.

There can be no assurance that this capital will be available to us, or if available, that it will be on terms acceptable to us. If we are required to issue equity to raise additional funds, significant dilution to existing stockholders may result. If additional financing for projects is not available on acceptable terms, we may have to cancel, decline or defer new projects. Any inability by us to obtain additional financing to meet cash or capital requirements, if required, may have a material adverse effect on our operations.

Environmental Health and Safety Risks

Our projects are regulated by numerous and significant laws, including statutes, regulations, by-laws, guidelines, policies, directives and other requirements governing or relating to, among other things: air emissions, discharges into water, the storage, handling, use, transportation and distribution of dangerous goods and hazardous and residual materials, such as chemicals; the prevention of releases of contaminants, pollutants or hazardous materials into the environment; the presence, remediation and monitoring of contaminants, pollutants or hazardous materials in soil and water, including surface or groundwater, both on and off site; land use and zoning matters; and workers health and safety matters. As such, the operation of the projects and systems carry an inherent risk of environmental, health and safety liabilities (including potential civil actions, compliance or remediation orders, fines and other penalties), and may result in the projects and systems being involved from time to time in administrative and judicial proceedings relating to such matters, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Our projects have obtained environmental permits that are required for their operation. Although we believe that the operations of the facilities are currently in material compliance with applicable environmental laws, including permits required for the operation of the projects and systems and although there are environmental monitoring and reporting systems in place with respect to all the projects and systems, there is no guarantee that more stringent laws will not be imposed, that there will not be more stringent enforcement of applicable laws or that such systems may not fail, which may result in material expenditures. Failure by the projects and systems to comply with any environmental, health or safety requirements, or increases in the cost of such compliance, including as a result of unanticipated liabilities (whether as a result of newly discovered issues or known issues that have not been quantified) or expenditures for investigation, assessment, remediation or monitoring, could result in additional expense, capital expenditures, restrictions and delays in the projects’ and systems’ activities, the extent of which cannot be predicted and which may be material.

Resource Availability and Constancy

The Biogas Projects rely on the extraction of biogas from public and privately-owned landfill sites. The decomposition of waste generates gas that is comprised of methane, carbon dioxide, and other gaseous material. Landfills typically can generate biogas for more than 30 years. Landfills generally produce biogas in increasing volumes during their initial years of operation and for several years after they are closed. Then the biogas volume gradually declines over ensuing years. Therefore each project is likely to produce less revenue after the first years following the landfill closing, and may over time become unprofitable as the volume of biogas continues to decline. Thus in many cases it is not profitable to maintain projects more than a certain number of years following the closing of the related landfill. The quantity of available biogas is determined by numerous factors including, without limitation, filling pattern of the landfill, the composition of the waste, compaction, moisture content, time and climatic conditions. These factors are beyond the control of USEB. Further, they constitute future events that cannot be predicted with certainty. In the event that the amount of biogas produced by a landfill is less than expected, the methane component of the gas is less than expected or the duration of biogas emission is shorter than expected, the sale of biogas by USEB, the production of electricity by USEB and/or the amount of revenue received by USEB from the sale of Section 29 tax credits may be adversely affected in a material manner.

Generally with respect to each Biogas Project: (i) the Gasco’s right to extract biogas from the landfill is subject to a long-term gas rights agreement with the landfill owner; (ii) the Genco or Transco’s right to purchase biogas from the Gasco is subject to a long-term gas purchase agreement with the Gasco; and (iii) the Genco or Transco’s right to occupy the landfill is subject to a long-term lease with the landfill owner. In certain cases, based on the occurrence of certain events, including an event of default by the Gasco, Genco or Transco the contract counterparty may terminate the applicable agreement or lease prior to the expiry of its term. While USEB believes that the Biogas Projects, Gascos, Gencos and Transco’s are in material compliance with all of their respective agreements or leases, if one of the foregoing agreements or leases was terminated prematurely, for any reason, the relevant Biogas Project would be affected in a material adverse manner.

QSWEF Status

All of USEB’s Illinois-based Biogas Projects qualify as Qualified Solid Waste to Energy Facilities (“QSWEFs”) and therefore benefit from the Illinois Retail Rate Program. The Program permits such QSWEFs to sell electricity that they generate to public utilities in whose service areas the QSWEFs are located at a rate that during the period of the Rate Incentive Program (a) is equal to the average amount per kwh paid by the local governmental entities for electricity (with certain exceptions) in such QSWEFs’ respective jurisdictions and (b) typically exceeds the public utilities’ respective Avoided Costs. Eligibility for the Rate Incentive Program is based on compliance with the requirements contained in the Illinois Public Utility Act, regulations promulgated by the Illinois Commerce Commission (“ICC Regulations”) and the ICC Orders issued by the ICC respecting QSWEFs. A QSWEF would lose all or some of the benefits provided by the Rate Incentive Program if it were found to be in non-compliance with these requirements. Similarly, a QSWEF may lose all or some of such benefits in the event of modifications to the Illinois Public Utility Act, the ICC Regulations, the ICC Orders or ICC policies or repeal of the Illinois Public Utility Act. In such event, the revenues and profits from the affected QSWEFs may be materially adversely impacted.

The rate incentive received by each QSWEF, which must be reimbursed to Illinois, represents the excess of the Gross Contract Rate received by such QSWEF from the public utility less the public utility’s Avoided Cost. Therefore, the QSWEF’s rate incentive and corresponding reimbursement obligation will depend, among other things, on the level of such Avoided Cost, which is beyond the control of the QSWEF.

Loss of QSWEF status could trigger defaults under covenants to maintain QSWEF status in various purchase and loan agreements (including the loans agreements with Countryside Fund) and result in termination, penalties or acceleration of indebtedness under such agreements plus interest.

Illinois Subsidy Liability Repayment

The ICC has broad powers to enforce and interpret the provisions of the Illinois Public Utility Act, ICC Regulations and ICC Orders. In the future, the ICC may promulgate new regulations and establish new policies or modify existing regulations and policies. Such actions may have a materially adverse impact on some or all of the Illinois-based Biogas Projects. The ICC has enforcement authority to direct each owner of an Illinois-based Biogas Project to satisfy its subsidy liability repayment obligations, which authority may extend to, among other matters, the legal entity that is to hold the Illinois Accounts, the amount of funds to be deposited annually in the Illinois Accounts and the kinds of investments in which such funds are or may be invested. Although the ICC has considered imposing and has imposed such requirements in the past as a condition to its approval of certain proposed transactions, it cannot be predicted with certainty whether and under what similar or different circumstances the ICC may attempt to impose any of such requirements in the future. However, provided the QSWEFs (a) remain in compliance in good faith with the current Illinois Public Utilities Act, ICC Regulations and ICC Orders, (b) make timely deposits to their Illinois Accounts that, together with earnings thereon from a reasonable and balanced investment portfolio, are reasonably sufficient to meet the QSWEFs’ reimbursement obligations to the Illnois, and (c) do not seek approval from the ICC for any transactions that require ICC approval or modify existing ICC Orders, the we have no reason to believe that the ICC will take any such actions respecting the QSWEFs in a manner materially adverse to them.

Under the Illinois Retail Rate Program, each QSWEF must begin to repay the subsidy it has received to Illinois beginning no later that the earlier of the date the QSWEF has paid or otherwise satisfied in full the capital costs or indebtedness incurred in developing its facility and 10 years after the date its facility commenced commercial operation, with such repayment to be completed no later than the earlier of 20 years after such date of commencement of commercial operation or the end of its facility’s actual useful life. In order to meet this obligation, each QSWEF has established an Illinois Account in which it has deposited and is required to deposit a portion of the subsidy as it is received with the expectation that such deposits, when invested prudently in a balanced portfolio managed by professional advisors, will over time generate sufficient earnings to permit such QSWEF to meet its reimbursement obligations to Illnois as and when they come due. However, in the event the ICC exercised its enforcement authority in a manner that resulted in a lower return than expected or the investments in the Illinois accounts otherwise do not generate the expected earnings, a QSWEF may not have sufficient funds to meet its obligations to reimburse the Illnois when such obligations come due with potential material adverse consequences to the affected QSWEF.

We depend on our electricity and landfill gas customers.

Our energy facilities rely on one or more energy sales agreements with one or more customers for a substantial portion of their revenues. Any material failure by any customer to fulfill its obligations under an energy sales agreement could have a negative effect on the cash flow available to us and on our results of operations. Commonwealth Edison accounted for 39% and 42% of our revenues in 2005 and 2004, respectively. Our business of owning, operating power plants and district energy systems involve considerable risk.

Our equipment may breakdown and we rely on third parties to operate certain projects.

The operation of energy generation facilities involves many risks, including the breakdown or failure of power generation, heating and cooling, equipment, transmission lines, pipes or other equipment or processes and performance below expected levels of output or efficiency. Although the facilities in which we are or will be involved contain some redundancies and back-up mechanisms, no assurances can be made that those redundancies or back-up mechanisms would allow the affected facility to perform under applicable power purchase and energy sale agreements. Two third party operators operate ten USEB projects in Illinois. As a result, USEB is and will be dependent on these third party operators for the successful operation of these projects. To the extent that these parties do not fulfill their obligations, USEB’s operations at these projects could be adversely affected.

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

While a majority of the off-takers of our projects are contractually obligated to purchase electricity under long-term power PPAs, the projects based on market pricing will be exposed to fluctuations in the wholesale price of electricity. In addition, should any of the long-term contracts terminate or expire, we will be required to either negotiate new PPAs or sell into the wholesale market for electricity, in which case the prices for electricity will depend on market conditions at the time. Similarly, when the Biogas Projects located in Illinois are no longer eligible to receive incentives under the Rate Incentive Program, it is expected that the projects will seek to negotiate new contracts in the Green Power Market based on rates prevailing in the Green Power Market at the time. Further, the Gross Contract Rate which USEB’s Illinois-based Biogas Projects receive is equal to the average amount per kwh paid by the local government entities in the project’s respective jurisdiction and, therefore, may be subject to change.

We may experience project development risks.

Our ability to develop new projects is dependent on a number of factors outside our control, including obtaining customer contracts, power agreements, governmental permits and approvals, fuel supply and transportation agreeements, electrical transmission agreement, site agreements, permit and appraisals. Project development involves significant environmental, engineering and construction risks.

Although we have insurance it may not cover every potential risk associated with our operations.

Although we maintain insurance of various types to cover many of the risks that apply to our operations, including $1,000,000 of general liability insurance, a $20,000,000 umbrella policy, as well as separate insurance for each project, our insurance will not cover every potential risk associated with our operations. The occurrence of a significant adverse event, the risks of which are not fully covered by insurance, could have a material adverse effect on our financial condition and results of operations. Moreover, no assurance can be given that we will be able to maintain adequate insurance in the future at rates we consider reasonable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2. DESCRIPTION OF PROPERTY

Property owned by USEB’s projects includes all buildings and improvements, electricity generating equipment, switchgears, controls and associated ancillary equipment. USEB has no ownership interest in the landfills, nor does it have any contractual responsibility or legal liability for the operation of the landfills. USEB projects (Gencos, Transcos and Gascos) occupy land on the landfills pursuant to leases. At the end of the lease, USEB is obligated to return the leased site to the state such site was in immediately prior to the construction of the project. One USEB project owns the land used as the site for the generation plant. Substantially all of USEB’s project assets are collateral for the USEB loan from the Countryside Fund. USEB rents office space in Avon, Connecticut and Bohemia, New York.

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

Our executive headquarters are located in a commercial office building New York City and the financial management function is located in Avon, Connecticut.

We also lease space in White Plains, New York which is currently being marketed for sublease.

All our properties are in satisfactory condition and we believe that they are adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

In December 2005, two stockholders of the Company commenced a suit entitled Bernard Zahren and Frederick Rose v. U.S. Energy Systems, Inc., et al. in the Delaware Court of Chancery, New Castle County(Civil Action No. 1814-N), against the Company, the current directors of the Company, certain former directors and officers of the Company and the Countryside Fund and an affiliate thereof, alleging, among other things, that the defendants violated or will violate the Delaware General Corporation Law and fiduciary duties to the Company's stockholders in connection with the Company's sale of USE Canada to the Countryside Fund, the consummation of the financing transaction between USEB and the Countryside Fund, the acquisition of Viking Petroleum and the related transactions and the benefits paid or to be paid in connection therewith. The plaintiffs seek damages (though a specific dollar amount is not indicated) and equitable relief. The defendants have either moved to dismiss the action or obtained an extension of time to respond to the complaint. In the event the suit is neither settled nor dismissed, the Company intends to defend the suit vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the annual stockholder’s meeting held on December 6, 2005, our stockholders elected Lawrence I. Schneider and Ronny Strauss as directors, casting the following votes:

	Votes In Favor	Votes Withheld
Lawrence I. Schneider	12,484,114	326,839
Ronny Strauss	12,494,724	316,229

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our Common Stock trades on the NASDAQ Stock Market under the symbol USEY. The table below sets forth, for the periods indicated, the high and low sales prices for the Common Stock as reported by the NASDAQ Stock Market.

	Closing Prices
	High	Low
Year ended December 31, 2004
First Quarter	$1.70	$1.01
Second Quarter	1.85	1.03
Third Quarter	1.20	0.70
Fourth Quarter	1.04	0.65
Year ended December 31, 2005
First Quarter	$1.94	$0.74
Second Quarter	1.37	0.81
Third Quarter	1.68	0.95
Fourth Quarter	2.84	1.17

HOLDERS

As of March 9, 2006 there were 321 holders of record of our Common Stock. We estimate that there are over 500 beneficial holders of our common stock.

DIVIDENDS

We have not paid cash dividends on our common stock and currently do not anticipate paying cash dividends on our common stock in the foreseeable future. Our ability to pay cash dividends on our common stock may be limited by our outstanding shares of preferred stock. Generally, no dividends may be paid on our common stock unless dividends have been set aside for the outstanding preferred stock. The Company’s ability to pay dividends on common stock may be limited by the financing arrangements with the Countryside Fund.

EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2005

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options warrants and rights under compensation plans(1)	Number of securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by security holders	6,956,425	$3.64/share	3,287,078
Equity compensation plans not approved by security holders	200,000	$4.63/share	0
Total	7,156,425	$3.67/share	3,287,078

(1)	Does not include 601,015 restricted stock units as of December 31, 2005. Restricted stock units are not used in the calculation of the weighted average exercise price.
(2)	Represents the number of securities available for issuance after giving effect to the restricted stock units outstanding at December 31, 2005.

ITEM 6. SELECTED FINANCIAL DATA

(Dollars in thousands, except share data)

	2005	2004	2003	2002	2001
Total Assets	$169,029	$175,788	$172,041	$219,008	$187,610
Debt	89,161	87,814	70,084	114,277	57,005
Total Stockholder’s Equity	16,173	26,942	39,085	38,754	45,865
Revenues	19,620	20,108	24,999	28,620	22,760
Income (Loss) from Operations	(801)	(4,029)	5,035	(5,710)	4,772
Income (Loss) Applicable to Common Stock	(10,292)	(10,072)	1,009	(16,979)	3,378
Basic Earnings per Common Share	$(0.83)	$(0.85)	$0.08	$(1.39)	$0.35
Diluted Earnings per Common Share	$(0.83)	$(0.85)	$0.08	$(1.39)	$0.27

The following should be taken into consideration in reviewing this table:

1)	USE Canada was acquired in June 2001, became a discontinued operation on December 31, 2003 and was sold to the Countryside Fund on April 8, 2004. See Note B to the consolidated financial statements.

2)	USEB was acquired in May 2001. See Note B to the consolidated financial statements.

3)
Our investment in a Swedish district energy system (“SEFL”) was included in our consolidated operating results from March 2002 through September 2003, at which time our ownership interests were reduced to less than 50% and was accounted for by the equity method through 2003. In 2004, the entire net investment ($7,089) was written off. See Note B to the consolidated financial statements.

4)	US Energy Geothermal LLC was sold in June 2003. See Note B to the consolidated financial statements.

5)	USEB acquired its subordinated debt owed to AJG Financial Services on September 30, 2004 which resulted in a $2,729,000 gain in 2004. See Note J to the consolidated financial statements.

6)
AJG Financial Services satisfied its obligation to pay for the remaining 50% ownership in certain Illinois gencos which resulted in a $2,000,000 pre-tax gain in 2004. See Note G to the consolidated financial statements.

7)	USEY, in 2005, reserved $4,409,000 against its deferred tax asset.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of 2005, 2004 and 2003

Net Income:

The Company’s net loss for 2005 was $9,466,000 compared with a net loss of $9,244,000 for 2004 and net income of $1,838,000 for 2003. The increased net loss in 2005 when compared to 2004 reflects a $4,409,000 increase in the valuation allowance against the deferred tax asset, as of December 31, 2004, a $1,358,000 increase in interest expense, a $332,000 increase in debt issuance costs resulting from the refinancing of USEB’s debt with the Countryside Fund and a $1,353,000 increase in the valuation allowance against accounts receivable; which were offset, in part, by a $4,214,000 decrease in foreign currency transaction expense.

The increase in the net loss for 2004 when compared to 2003 was primarily due to the inclusion in 2004 of (i) $6,989,000 in foreign currency translation expense related to USEB’s debt with Countryside Canada which closed in April 2004; (ii) $1,441,000 in net non-recurring expenses (transaction costs less minority interests and gain on disposal of segment) related to the completion of the sale of USEY Canada and the refinancing of the USEB debt; (iii) of $7,089,000 in expense related to the write off on the SEFL investment; (iv) an increase of $5,467,000 in income tax benefits due to the increase in transaction costs and the write off of the SEFL investment and (v) of $2,729,000 in gains associated with USEB’s acquisition of subordinated indebetness below the face value of such indebtedness.

Operating Income:

A summary of the principal components of operating income follows:

(Dollars in thousands)
	2005	2004	2003
Revenues	$19,620	$20,108	$24,999
Operating Expenses	9,721	9,646	10,964
General and Administrative Expenses	6,399	3,241	5,918
Depreciation and Amortization	4,611	4,279	3,874
Investment Writeoffs	—	7,089	—
(Gain) From Joint Ventures	(310)	(118)	(792)
Income/(Loss) from Operations	$(801)	$(4,029)	$5,035

REVENUES

The Company’s 2005 revenues were $19,620,000 compared with $20,108,000 for 2004 and $24,999,000 for 2003. The decrease of $488,000, or 2%, in 2005 from 2004 was primarily due to the rate reductions for electricity sales from USEB’s Illinois Projects.

The decrease in revenues in 2004 from 2003 of $4,891,000 or 20% was primarily due (a) the closing of USEB’s Readville project in 2003 due to a contract termination ($2,933,000), (b) a decrease in revenues due to rate reductions for electricity sales from USEB’s Illinois projects ($1,238,000) offset partially by $949,000 in increased volume of energy sales, (c) the elimination of other revenues related to USEB operations that were offset by operating expenses ($1,009,000) and (d) the elimination of SEFL management fees ($550,000).

Included in revenues for 2005, 2004 and 2003 were $926,000, $1,212,000 and $1,060,000, respectively, in revenues from the installment sales of certain partnership interests whose buyers benefit from Section 29 tax credits. Upon the expiration of these credits on December 31, 2007, revenues from these installment sales will cease. See Note G of the consolidated financial statements.

The Company’s revenues may be reduced in the near term if the Illinois Retail Rate Program is modified or eliminated or by decreases in energy rates and over the longer term by the expiration of Section 29 tax credits. See Item 1A. Risk Factors for a discussion of such concerns.

EXPENSES

Operating Expenses: The Company’s 2005 operating expenses were $9,721,000 compared with $9,646,000 in 2004 and $10,964,000 in 2003. Operating expense as a percentage of revenues was 50% in 2005, 48% in 2004 and 44% in 2003. Operating expenses for 2005 increased by $75,000, or 1%, from 2004.

The $1,318,000 or 12% increase in operating expenses in 2004 when compared to 2003 was primarily due to the elimination of USEB operating expenses that were offset by a decrease in USEB revenues as indicated above ($1,000,000), a decrease in USEB project operating expenses due to the termination of the Readville project, ($174,000) and a general reduction in USEB operating expenses ($144,000).

General and Administrative Expenses: General and administrative expenses for 2005 were $6,399,000 an increase of $3,158,000, or 97%, from 2004. Expenses for 2004 decreased by $2,677,000, or 45% when compared with 2003. The following table summarizes the components of these expenses for these years:

	2005	2004	2003
General and Administrative Expenses
Salaries, Other Compensation and Consulting	$2,766,000	$5,659,000	$3,336,000
Legal and Professional	1,371,000	712,000	722,000
Insurance	191,000	470,000	623,000
Corporate Expenses	1,017,000	412,000	572,000
Other	1,054,000	827,000	665,000
Countryside Fund Expense Reimbursement	—	(4,839,000)	—
Total:	$6,399,000	$3,241,000	$5,918,000

For 2004, general and administrative expenses included a non-recurring reimbursement from the Countryside Fund of $4,839,000 for expenses incurred by the Company related to the Countryside Fund transaction. This reimbursement was utilized in part to offset the non-recovering increase in additional compensation (approximately $2,900,000) awarded to employees generally pursuant to existing employment arrangements and bonus plans.

After adjusting for the non-recurring items discussed above, general and administrative expenses for 2004 was $5,180,000. When compared to the adjusted 2004 amount, the 2005 expense increased by $1,219,000 or 24%. This increase was primarily the result of increases in accounting charges resulting from the required restatements of the 2004 financial statements and the change of auditors, $333,000, an increase in the reserve for bad debts related to USEB’s accounts receivable, $578,000 and increases in consulting and legal expenses, $485,000.

Management currently estimates that the Company will incurr non-cash expense of approximately $200,000 to $300,000 in 2006 in connection with options outstanding as of December 31, 2005 and the adoption of Statement of Financial Accounting Standard No. 123R - Share Based Payment.

Depreciation and Amortization: Depreciation and amortization expenses were $4,611,000 in 2005 compared with $4,279,000 for 2004, an increase of $332,000 or 8%. In 2004, these expenses increased by $405,000 or 10% from 2003. The increases were due to an increase in the amortization of debt issuance costs associated with the the Countryside Fund transaction, which included 12 months of such costs in 2005, nine months of such costs in 2004 and none of such costs in 2003.

Management currently estimates that the Company will incurr an expense of approximately $200,000 to $300,000 in 2006 in connection with options outstanding as of December 31, 2005 with the adoption of Statement of Financial Accounting Standards No. 123R - Share Based Payment.

Interest and Dividend Income: Interest and dividend income for 2005 was $3,452,000, an increase of $624,000, or 22%, compared with $2,828,000 for 2004. This income increased by $1,693,000 or 149% in 2004 from 2003. This income is derived primarily from the interest earned on the $14,000,000 purchase note (bearing a 15% per annum interest rate) delivered by AJG Financial Services in 2004 in connection with its acquisition of ownership interests in certain of the Illinois based generating project entities. Such income increased in 2005 from 2004 because 2005 includes 12 months of income from the note compared to nine months of income from the note in 2004.

    Foreign Currency Transaction Expense: Foreign Currency Transaction Expense was $2,775,000 for 2005. This expense represents the adjustment, as required by SFAS 52, Foreign Currency Translations, to the outstanding principal owed to the Countryside Fund reflecting the change in the currency exchange rate from the start of the reporting period. The Company is required by the loan agreement with the Countryside Fund to maintain a currency hedging arrangement with respect to the Countryside debt hedging all of the debt service payments due thereunder through March 2007 and thereafter, hedging at least 75% (though the Company currently intends to hedge 100%) of such payments through the 12 year balance of the term of such debt. While the foreign currency hedging arrangements entered or to be entered into by USEB will fix the exchange rate for cash flow purposes, future fluctuations in the exchange rate may impact the Company’s financial results. The change in exchange rates from CAD$1.2047 per US dollar at December 31, 2004 to CAD$1.166 per US dollar at December 31, 2005 resulted in a net expense of $2,775,000. The deferred tax asset was increased by $1,055,000 to reflect the tax effect of the Foreign Currency Transaction loss. During 2004, the exchange rate changed from CAD$1.314 per US dollar as of April 8, 2004, the closing date for the Countryside transaction to CAD$1.2047 per US dollar as of December 31, 2004, resulting in $6,989,000 net foreign currency transaction expense in 2004. See Note J to the consolidated financial statements.

Interest Expense: Interest expense for 2005 was $10,800,000, an increase of $1,357,000, or 14%, when compared to the $9,443,000 in interest expense reported for 2004. Interest expense increased by $2,664,000 or 39% in 2004 from 2003. The additional interest in 2005 and 2004, in comparison to 2003, is the result of the April 2004 refinancing with the Countryside Fund which resulted in an increase in outstanding debt and on the interest rate charged thereon from 2003. This expense increased in 2005 from 2004 due to the inclusion of twelve months of interest to the Countryside Fund in 2005 compared with nine months of interest in 2004. See Note J to the consolidated financial statements.

Income Tax: Provision for income taxes resulted in a tax expense of $870,000 for 2005 and tax benefits of $6,694,000 and $1,227,000 for 2004 and 2003, respectively. The tax expense for 2005 is the result of a $4,409,000 increase in 2005 in a valuation allowance against the deferred tax asset as of December 31, 2004. The increase in the valuation allowance will not have an impact on the ability of the Company to utilize the net operating losses that comprise the deferred tax asset. Exclusive of the increase in the valuation allowance, the tax provision for 2005 would have been a benefit of $3,539,000.

The 2004 increase in the provision for income taxes is primarily due to the write off of the SEFL investment, the expensing of costs associated with the Countryside transaction and Foreign Currency Transaction Expense associated with the Countryside financing. See Notes B, J and M to the consolidated financial statements. The Company and its USEB subsidiary has combined Net Operating Loss (“NOL”) carry forwards of approximately $71,003,000 as of December 31, 2005, some of which is subject to limitation under Section 382 of the IRS code.

   Transaction Costs: No transaction costs were incurred in 2005. In 2004, transaction costs of $13,858,000 associated with the Countryside Fund were incurred. These costs include $10,428,000 in debt prepayment fees paid to John Hancock and ABB Energy Capital due to the prepayment of the debt prior to its maturity, $1,802,000 related to the write off of unamortized debt issuance cost associated with John Hancok and ABB Energy Capital debt and $1,628,000 for internal Company expenses associated with the transaction.

   Other Income(Loss): In 2005 we had Other Income of $997,000, principally $865,000 of income related to the investment of reserve accounts. In 2004, the $2,641,000 of Other income was primarily comprised of a $2,729,000 pre tax gain associated with the acquisition of the AJG subordinated debt for less than the face value thereof.

  Other Comprehensive Income: For 2005, the net unrealized gain of $167,000 is comprised of $298,000 of mark to market gains in open trading positions from the investment of the Illinois Accounts and $131,000 in losses associated with foreign currency exchange rates. For 2004 the unrealized gain of $1,588,000 is comprised of $773,000 of mark to market gains in open trading positions from the investment of the Illinois Accounts and $815,000 in gains associated with foreign currency exchange rates. The unrealized gains for 2003 were from gains associated with foreign currency exchange rates from discontinued foreign operations.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2005, cash and restricted cash and marketable securities totaled $43,231,000, including $26,429,000 which is recorded as a long term asset. Of this amount, $11,301,000 was unrestricted compared with $15,982,000 of unrestricted cash at December 31, 2004. The financing arrangements between the Countryside Fund and the USEB projects require these subsidiaries to maintain various restricted cash accounts, which, at December 31, 2005, amounted to $31,930,000, including the $26,429,000 classified as long term asset. These funds are presented as long term because they are being reserved to retire the long term Illinois Subsidy Liabilities as they become due. $24,429,000 of the marketable securities classified as a long term asset is managed by a money manager under investment allocation parameters established by the Company and USEB. The investment accounts managed by the money manager, as of December 31, 2005 included $15,360,00 invested in equity funds, $7,738,000 invested in debt funds and $1,331,000 being held in cash or cash equivalents. The cost basis of the investments, which have been invested with the money manager since July 2004, is $21,561,000.

During 2005, net cash of $2,868,000 provided by operating activities was offset by $2,589,000 used in investing activities and $4,960,000 used by financing activities, resulting in an decrease in non-restricted cash and cash equivalents of $4,681,000.

During 2005, cash flow provided by operating activities was $2,868,000, an increase of $ $4,460,000 from the $1,592,000 of cash used by operating activities in 2004. The increase is the primarily the result of a smaller net loss from operations in 2005 when compared to 2004.

During 2005, cash flows used in investing activities was $2,589,000, compared to the $6,161,000 provided by investing activities in 2004. The change was primarily due to the inclusion in 2004 of the sale of USE Canada and an increase in 2005 in acquisition of equipment and leasehold improvements resulting from USEB’s capital maintenance program.

During 2005, cash flow used by financing activities was $4,960,000, a decrease from the $8,203,000 provided by financing activities in 2004. The decrease is primarily the result of the inclusion in 2004 of the refinancing of the USEB debt with the Countryside Fund, the sale of the USEB royalty interest to the Countryside fund and an increase in USEB’s debt service payments due to the refinancing with the Countryside Fund.

In 2004, net cash increased by $12,772,000 to $15,982,000 from the $3,210,000 reported as of December 31, 2003. The net increase was a $11,418,000 increase over the 2003 net increase of $1,856,000. This increase is primarily due to the net cash received through the Countryside transaction which included the sale of USEY’s Canadian assets and the refinancing of USEB’s debt, $15,500,000, offset by an approximate $2,000,000 reduction in 2004 net operating income exclusive of the write off of the SEFL investment. The reduction in 2004 net operating income was primarily due to the a decrease in revenues due to the closing of USEB’s Readville and reductions in net USEB revenues due to rate reductions and the elimination of SEFL management fees.

USEB’s financing arrangements with the Countryside Fund limit the ability of USEB and its subsidiaries to distribute funds to the Company or to make improvements or expand certain projects unless specified conditions are satisfied.

The Company, through an indirect 50% or greater owned subsidiary, is in the process of acquiring certain energy assets in the United Kingdom. The total expenditures to be incurred in connection with the acquisition of these assets is currently estimated to be approximately $78,000,000. Furthermore, in connection with this transaction, it is currently estimated that: (i) reserves of approximately $20,000,000 must be funded and (ii) additional capital expenditures required to modify or expand to these assets will require, during the next three years, approximately $34,000,000. It is anticipated that these expenditures will be funded through the Company’s available funds and external financing which may include project debt financing secured by the project assets. No assurance can be given that external financing will be available on terms acceptable to the Company, and if unavailable, the Company may be unable to complete the acquisition or fully realize the potential of such assets. Except as noted with respect to the acquisition of these energy assets and the related expenditures, management believes that the Company has sufficient cash flow from operations and working capital to satisfy its current obligations under outstanding indebtedness, to finance anticipated capital expenditures and to fund working capital requirements during the next twelve months.

Off Balance Sheet Arrangements

As of December 31, 2005, the Company did not have any significant off-balance-sheet arrangements as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

CONTRACTUAL OBLIGATIONS

   The following table summarizes our significant contractual obligations at December 31, 2005 which are expected to have an effect on our liquidity and cash flows in future periods.

(Dollars in thousands)
	Total	Less then 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt Obligations	$89,161	$1,749	$4,129	$5,140	$78,143
Operating Leases	470	206	264	—	—
Purchase Obligations (1)	936	288	576	72	—
Other Long Term Liabilities (2)	56,319	0	0	3,095	53,224
Total	$146,886	$2,243	$4,969	$8,307	$131,367
_________________

(1)
The Company is a party to contractual obligations including gas purchase agreements and operation and maintenance agreements which do not specifically provide for a minimum purchase obligation and accordingly are not included above. In 2005, we paid an aggregate of $1,954,000 pursuant to such arrangements.

(2)
Other Long Term Liabilities reflected on registrants balance sheet according to GAAP. On the balance sheet, this is titled Illinois Subsidy Liability. The $31,678,000 reported on the balance sheet is equal to $56,319,000 owed to Illinios under the Retail Rate Program less $24,641,000 related to the GAAP treatment of the subsidy. Funds currently being held in the Illinois Reserve account will be utilized to fund the payment of this obligation.

CRITICAL ACCOUNTING POLICIES AND THE USE OF ESTIMATES

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on the Company’s audited consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements required management to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Estimates by their nature are based on judgments and available information. Estimates are made based on historical factors, current circumstances and the experience and judgement of management. Assumptions and estimates are evaluated on an ongoing basis and the Company may employ outside experts to assist in evaluations. Therefore, actual results could materially differ from those estimates under different assumptions and conditions. Management believes the following critical accounting estimates are more significantly affected by judgement and estimates used in the preparation of the Company’s consolidated financial statements: the valuation of goodwill, the determination of revenue from Biogas projects participating in the Illinois Retail Rate program and the valuation of deferred tax assets.

The Company used estimates in the valuation of the Goodwill Asset. See Note A(6) to the consolidated financial statements. Actual future operating results that deviate from the estimates would have an effect on the future valuation of the Goodwill Asset.

Rates currently paid to projects participating in the Illinois Retail Rate program utilize estimated rates which are reconciled annually, by the utility purchasing the electricity, on the anniversary date of the projects’ commercial operations date. Variations in actual rates to the estimated rates would have an effect on the Company’s financial results and cash flows. The Company is unable to predict changes in rates as they are dictated by the actions of the local utilities and muncipalities of the respective projects.

The Company uses estimates in the determination of the likelihood of the ability to use Net Operating Losses (“NOL’s”). See Note N to the consolidated financial statements. Actual future operating results that deviate from the estimates would have an effect on the Company’s ability to use NOL’s, the valuation of the deferred tax asset and the Company’s future taxability on both an accrual and cash basis.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to various types of market risk in the normal course of our business including the impact of interest rate changes, foreign currency exchange rates fluctuations, changes in the wholesale price of energy and changes in corporate tax rates. Fluctuations in interest rates and investment yields will affect earnings derived from the investment of the various reserve accounts which could have a material effect on the Company’s financial performance. Fluctuations in the foreign currency exchange rate between the US dollar and the Canadian dollar as it relates to the payment of debt service on the the Countryside Fund loan could also have a material effect on the Company’s financial performance.

Generally the Company does not enter into any interest rate or derivative transaction as a hedge against these market risks as the underlying asset and investments are long-term in nature. However, the foreign currency hedge entered into by USEB, as further discused in Notes J and M to our consolidated financial statements, eliminates the impact, from a cash flow perspective, of fluctuations in exchange rates on our Countryside debt service payments through March 2007.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements together with the reports of the independent registered public accounting firms thereon, are presented under Item 15 of this report.

Supplementary Financial Information

2005 (Dollars in thousands, except share amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$5,024	$4,476	$4,616	$5,504
Operating Income/(Loss)	543	(139)	164	(1,369)
Net Loss Applicable to Common Stock	(888)	(1,049)	(6,474)	(1,881)
Loss per Common Stock - Basic and Diluted	(0.07)	(0.09)	(0.52)	(0.15)

2004 (Dollars in thousands, except share amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$5,117	$4,479	$6,213	$4,299
Operating Income/(Loss)	(6,501)	(759)	1,812	1,419
Net Loss Applicable to Common Stock	(4,181)	(1,952)	(883)	(3,056)
Loss per Common Stock - Basic and Diluted	(0.35)	(0.17)	(0.07)	(0.26)

Disposal of Segments of a Business:

During 2004, the Company disposed of various equity interests in business segments as described below:

1	During the three months ended March 31, 2004, the Company sold its interests in SEFL producing an after tax loss of $4,395,000. See Note B to the consolidated financial statements.
2	During the three months ended June 30, 2004, the Company sold its interest in USE Canada Energy Corp, producing an after tax gain of $4,560,000. See Note B to the consolidated financial statements.

Non-Recurring Items:

1
During the three months ended June 30, 2004, the Company’s financial results included $4,110,000 for a non-recurring expense related to the refinancing of USEB’s debt and a $673,000 gain related to the completion of the sale of ownership interests in Illinois based generating project entities. See Notes G and K to the consolidated financial statements

2
During the three months ended September 30, 2004, the Company’s financial results include a $2,729,000 gain related to USEB’s acquisition of a subordinated note below the note’s face value thereof. See Note J to the consolidated financial statements.

3	During the third quarter of 2005, the Company’s finanical results included an expense of $4,409,000 related to an increase in the valuation allowance for the deferred tax asset.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Accounting Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended). Based on this evaluation, the Company’s Chief Executive Officer and Chief Accounting Officer (i.e., its chief financial officer) concluded that the Company’s disclosure controls and procedures were effective, in timely manner alerting them to material information relating to the Company required to be included in the Company’s periodic filings with the Securities and Exchange Commission. It should be noted that in designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. The Company has designed its disclosure controls and procedures to reach a level of reasonable assurance of achieving desired control objectives and, based on the evaluation described above, the Company’s Chief Executive Officer and Chief Accounting Officer (i.e., its chief financial officer) concluded that the Company’s disclosure controls and procedures were effective at reaching that level of reasonable assurance.

There was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The required information is incorporated by reference from the Company’s proxy statement to be filed with the SEC by May 1, 2006.

ITEM 11. EXECUTIVE COMPENSATION

The required information is incorporated by reference from the Company’s proxy statement to be filed with the SEC by May 1, 2006.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The required information is incorporated by reference from the Company’s proxy statement to be filed with the SEC by May 1, 2006.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The required information is incorporated by reference from the Company’s proxy statement to be filed with the SEC by May 1, 2006.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

    The required information is incorporated by reference from the Company’s proxy statement to be filed with the SEC by May 1, 2006.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

 (a) The following documents are flied as part of this report

(1) Financial Statements

See “Index to consolidated financial statements” at page F-1

(3)	Exhibits

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of the Company filed with the Secretary of State of Delaware (1)
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company (4)
3.3	Amended and Restated By-Laws of US Energy (5)
3.4	Form of Certificate of Designation for US Energy’s Series C Preferred Stock (8)
3.5	Form of Certificate of Designation for US Energy’s Series D Preferred Stock (8)
3.6	Certificate of Correction to Certificate of Designation of Series B Preferred Stock (8)
4.1	Specimen Stock Certificate (1)
4.2	Certificate of Designation of Series B Convertible Preferred Stock of the Company as filed with the Secretary of the State of Delaware (7)
4.3	Amended and Restated Plan of Recapitalization dated as of July 31, 2000 by and between the Company and the parties identified therein (8)
4.4	Form of Series B Warrant to Purchase Shares of Common Stock (4)
4.5	Form of Series C Redeemable Common Stock Purchase Warrant of US Energy (5)
10.1	Purchase Agreement, dated as of January 24, 1994, between Lehi Co-Gen Associates, L.C. and Lehi Envirosystems, Inc. (2)
10.2	Operating Agreement among Far West Capital, Inc., Suma Corporation and Lehi Envirosystems, Inc. dated January 24, 1994 (2)
10.3	Agreement among the Company, Plymouth Envirosystems, Inc., IEC Plymouth, Inc. and Independent Energy Finance Corporation dated November 16, 1994 (1)
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

10.45	Form of Restricted Stock Unit for Directors (13) *
10.46	Form of Restricted Stock Unit for Officers (13) *
10.47	Purchase Agreement dated September 30, 2004 among AJG Finanacial Services, Inc. and U.S. Energy Biogas Corp. (13)

10.48	Assignment Agreement dated September 30, 2004 among AJG Financial Services, Inc. and U.S. Energy Biogas Corp. (13)
10.49	Severence Agreement and Mutual Release is by and between Edward M. Campana and US Energy Systems, Inc. *
10.50	Severence Agreement, Mutual Release and Consulting Agreement by and between Allen J. Rothman and US Energy Systems, Inc. *
10.51	Employment Agreement dated as of May 10, 2005 by and between the Company and Lawrence I. Schneider (15) *
10.52	Description of compensation program for directors * (16)
10.53	Employement Agreement dated as of August 17, 2005 by and between the Company and Asher Fogel. (17) *
10.54	Employement Agreement dated as of August 17, 2005 by an between the Company and Henry Schneider (17) *
10.55	Agreement dated as of October 7, 2005 by and between the Company, Marathon Capital LLC and VTEX Energy, Inc. (17)
23.1	Consent of Eisner, LLP
23.2	Consent of Kostin, Ruffkess and Company, LLC.
31.1	Rule 13a-14(a)/15d-14(a) certifications
31.2	Rule 13a-14(a)/15d-14(a) certifications
32.1	Section 1350 certification
* Management contract or compensatory plan or arrangement
(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-94612)
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended January 31, 1994
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 26, 1998
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2000
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended October 31, 2000
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K dated May 4, 2000
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended January 31, 1999
(8)	Incorporated by reference to the Company’s Report on Form 10-KSB for the period ended December 31, 2000
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 11, 2001
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB dated August 14, 2002
(11)	Incorporated by reference to the Company’s Report on Form 10-K for the period ended March 31, 2003, as amended
(12)	Incorporated by reference to the Company’s Report on Form 10-Q for the period ended March 31, 2004
(13)	Incorporated by reference to the Company’s Report on Form 10-Q for the period ended September 30, 2004
(14)	Incorporated by reference to the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2004
(15)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004 filed with the SEC on May 23, 2005
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on or about October 3, 2005
(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
U.S. Energy Systems, Inc.

We have audited the accompanying consolidated balance sheet of U.S. Energy Systems, Inc. and subsidiaries as of December 31, 2005 and the related consolidated statements of operations and other comprehensive income (loss), cash flows and changes in stockholders’ equity for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Energy Systems, Inc. and subsidiaries as of December 31, 2005, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Eisner LLP
March 31, 2006

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
U.S. Energy Systems, Inc.
White Plains, New York

We have audited the accompanying consolidated balance sheet of U.S. Energy Systems, Inc. and subsidiaries as of December 31, 2004 and the related consolidated statements of operations and other comprehensive income (loss), changes in stockholders' equity and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not examine the financial statements of USE Canada Energy Corp. for the year ended December 31, 2003, a consolidated subsidiary whose statements reflect total assets and income constituting 16% and 65%, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us and our opinion insofar as it relates to the amounts included for USE Canada Energy Corp. as of December 31, 2003 and the related year ended is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of the other auditors in 2003, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of U. S. Energy Systems, Inc. and subsidiaries as of December 31, 2004 and the consolidated results of their operation and their consolidated cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in note V to the consolidated financial statements, the consolidated financial statements have been restated.

/s/ Kostin, Rufikess & Company, LLC
Farmington, Connecticut

March 31, 2005
Except as to the restatement discussed in note V to the consolidated financial statements which is as of May 23, 2005

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

ASSETS	December 31, 2005	December 31, 2004 (As Restated)
Current Assets:
Cash and Cash Equivalents	$11,301	$15,982
Restricted Cash and Marketable Securities	5,501	6,171
Accounts Receivable Trade (less allowance for doubtful accounts $888 and $46 in 2005 and 2004, respectively)	2,198	2,391
Accounts Receivable Affiliates (less allowance for doubtful accounts $511 in 2005)	2,789	2,466
Installment Sale Partnership Interest and Interest Receivable, Current Portion	1,976	2,494
Other Current Assets	1,633	1,639
Total Current Assets, Net	25,398	31,143

Restricted Cash and Marketable Securities	26,429	23,438
Property, Plant and Equipment, Net	40,306	41,901
Construction in Progress	198	198
Installment Sale Partnership Interest, less Current Portion	22,088	23,537
Investments	1,234	657
Debt Issuance Costs, Net of Accumulated Amortization	10,476	11,266
Goodwill	26,618	26,618
Foreign Currrency Hedge	1,860	2,414
Deferred Tax Asset (less valuation allowance of $11,340 and $6,931 in 2005 and 2004, respectively)	13,878	14,605
Other Assets	544	11
Total Assets	$169,029	$175,788

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$1,879	$1,517
Accounts Payable Trade and Accrued Expenses	4,083	2,702
Accounts Payable Affiliates	1,091	1,355
Deferred Revenue	272	398
Total Current Liabilities	7,325	5,972

Long-Term Debt, less Current Portion	87,282	86,297
Deferred Revenue	16,224	16,699
Deferred Royalty	5,379	5,686
Illinois Subsidy Liability	31,678	26,346
Total Liabilities	147,888	141,000

Commitments and Contingencies	―	―
Minority Interests	4,968	7,846

See notes to consolidated financial statements
which are an integral part of the financial statements

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Continued)
(In thousands, except share amounts)

EQUITY	December 31, 2005	December 31, 2004 (As Restated)
Preferred Stock, $.01 par Value, Authorized 10,000 Shares:
Series B, Cumulative, Convertible, Issued and Outstanding 368 Shares as of December 31, 2005 and December 31, 2004, liquidation preference $1,000 per share	—	—
Series C Cumulative, Convertible, Issued and Outstanding 100,000 Shares as of December 31, 2005 and December 31, 2004, liquidation preference $30 per share.	1	1
Series D, Cumulative, Convertible, Issued and Outstanding 916,666 Shares as of December 31, 2005 and 1,138,888 Shares as of December 31, 2004, liquidation preference $9 per share,	9	11
Total Common Stock, $.01 par Value, Authorized 50,000,000 Shares, issued 13,487,372 as of December 31, 2005 and 12,333,974 as of December 31, 2004	135	123
Treasury Stock, at Cost - 445,930 Shares	(2,204)	(2,204)
Additional Paid-in Capital	62,583	64,063
Accumulated Deficit	(46,528)	(37,062)
Other Comprehensive Income	2,177	2,010
Total Stockholders’ Equity	16,173	26,942
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$169,029	$175,788

See notes to consolidated financial statements
which are an integral part of the financial statements

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER
COMPREHENSIVE INCOME (LOSS)
(In thousands, except share data)

	Year Ended December 31, 2005	Year Ended December 31, 2004 (As Restated)	Year Ended December 31, 2003
Revenues	$19,620	$20,108	$24,999
Costs and Expenses:
Operating Expenses	9,721	9,646	10,964
Investment Write-Offs	—	7,089	—
General and Administrative Expenses	6,399	3,241	5,918
Depreciation and Amortization	4,611	4,279	3,874
Income from Joint Ventures	(310)	(118)	(792)
Total Costs and Expenses	20,421	24,137	19,964

(Loss)/Income from Operations	(801)	(4,029)	5,035
Interest and Dividend Income	3,452	2,828	1,135
Foreign Currency Transaction Expense	(2,775)	(6,989)	—
Interest Expense	(10,800)	(9,443)	(6,779)
Transaction costs	—	(13,858)	—
Other Income	997	2,641	—
Asset Sales	—	—	(1,944)

Loss before Taxes, Minority Interest and Disposal of a Segment	(9,927)	(28,850)	(2,553)
Income Tax (Expense) Benefit	(870)	6,694	1,227
Minority Interest	1,181	5,857	296
Loss from Continuing Operations	(9,616)	(16,299)	(1,030)
Income from Discontinued Operations	—	495	1,188
Gain on Disposal of a Segment (net of Income Tax expense of $0, $(8,875) and $(887), respectively)	150	6,560	1,680

Net (Loss) Income	(9,466)	(9,244)	1,838
Dividends on Preferred Stock	(826)	(828)	(829)
Net (Loss)/Income Applicable to Common Stock	$(10,292)	$(10,072)	$1,009

Other Comprehensive (Loss)/Income
Net (Loss)/Income	$(9,466)	$(9,244)	$1,838
Unrealized (Loss)/Gain on Foreign Currency Transactions	(131)	815	279
Unrealized Gain on Investments	298	773	—
Total Comprehensive (Loss)/Income	$(9,299)	$(7,656)	$2,117

See notes to consolidated financial statements
which are an integral part of the financial statements

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER
COMPREHENSIVE INCOME (LOSS) (continued)
(In thousands, except share data)

	Year Ended December 31, 2005	Year Ended December 31, 2004 (As Restated)	Year Ended December 31, 2003
NET INCOME (LOSS) PER SHARE OF COMMON STOCK:
Net (Loss) per share from Continuing Operations - Basic	$(0.85)	$(1.44)	$(0.16)

Net (Loss) per share From Continuing Operations - Diluted	$(0.85)	$(1.44)	$(0.16)

Net (Loss)Income per Share of Common Stock - Basic	$(0.83)	$(0.85)	$0.08

Net (Loss)Income per Share of Common Stock -Diluted	$(0.83)	$(0.85)	$0.08

Weighted Average Number of Common Shares Outstanding - Basic	12,356,000	11,890,000	11,935,000

Weighted Average Number of Common Shares Outstanding - Diluted	12,356,000	11,890,000	11,935,000

See notes to consolidated financial statements
which are an integral part of the financial statements

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31, 2005	Year Ended December 31, 2004 (As Restated)	Year Ended December 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(9,466)	$(9,244)	$1,838
Adjustments to Reconcile Net (Loss)/Income to net cash provided by (used in) operating activities:
Depreciation and Amortization	4,611	4,279	3,874
Purchase Price Adjustment	—	—	1,100
Gain on sale of subsidiary	(150)	1,384	(1,680)
Minority Interest in Loss	(1,181)	(1,734)	(296)
Impairments and Write-offs	—	—	1,944
Foreign Currency Transactions	2,775	7,293	—
Deferred Taxes	727	3,287	(526)
Provision for Bad Debts	1,353	—	—
Stock Based Compensation	360	—	—
Equity in Income of Joint Ventures	(310)	—	—
Changes in:
Accounts Receivable, Trade	(1,473)	4,247	(1,313)
Foreign Currency Hedge	614	(2,414)	—
Other Current Assets	6	2,025	(2,188)
Other Assets	(535)	249	154
Accounts Payable and Accrued Expenses	1,113	(1,829)	1,809
Net effect of discontinued operation	—	—	253
Deferred Royalty	(307)	(314)	—
Deferred Revenue	(601)	(14,515)	(980)
Illinois Subsidy Liability	5,332	5,694	5,452

Net cash flows provided by (used in) Operating Activities	2,868	(1,592)	9,441

CASH FLOWS FROM INVESTING ACTIVITIES:
Investments	(124)	—	(638)
Acquisition of Equipment and Leasehold Improvements	(2,225)	(1,384)	(512)
Proceeds from Sale of Subsidiary	—	15,885
Changes in Notes Receivable	1,969	2,378	1,178
Restricted Cash	(2,209)	(10,317)	(4,456)
Goodwill	—	(401)	—

Net cash (used in) provided by Investing Activities	(2,589)	6,161	(4,428)

See notes to consolidated financial statements
which are an intergral part of the financial statements

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (in thousands)
	Year Ended December 31, 2005	Year Ended December 31, 2004 (As Restated)	Year Ended December 31, 2003
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of Long-term Debt	(1,373)	(66,039)	(3,930)
Effect of Exchange Rates of Principal Payments	(60)	—	—
Proceeds from Long-term Debt	—	81,430	1,100
Debt Issuance Costs	—	(9,531)	—
Gain on Acquisition of Debt	—	(2,729)	—
Deferred Royalty	—	6,000	—
Minority Interest	(1,696)	—	—
Dividends on Preferred Stock	(826)	(828)	(829)
Distributions	(1,005)	—	—
Advance from Joint Ventures	—	(100)	—
Net cash (used in) provided by Financing Activities	(4,960)	8,203	(3,659)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,681)	12,772	1,354

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	15,982	3,210	1,856
CASH AND CASH EQUIVALENTS - END OF YEAR	$11,301	$15,982	$3,210

Supplemental Disclosure of Cash Flow Information: Cash paid for Interest	$8,677	$7,445	$4,685
State Taxes Paid, net	109	240	—
Supplemental Schedule of Non-cash Financing Activities: Gain on Acquisition of Debt	—	2,728	—
Contingent Notes Receivable	—	2,502	—
Conversion of Preferred Stock to Common	9	—	—

See notes to consolidated financial statements
which are an integral part of the financial statements

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2005
(in thousands, except share data)

	Preferred Stock Series B		Preferred Stock Series C		Preferred Stock Series D		Treasury Stock		Common Stock
	No. of Shares	Amount	No. of Shares	Amount	No. of Shares	Amount	No. of Shares	Amount	No. of Shares	Amount	Additional Paid in Capital	Other Comprehensive Income	Accumulated Deficit	Total
Balance - December 31, 2004 Restated	368	$0	100,000	$1	1,138,888	$11	(445,930)	$(2,204)	12,333,974	$123	$64,063	$2,010	$(37,062)	$26,942
Conversion to Common					(222,222)	(2)			888,888	9	(7)			—
Issuance of Common Stock									185,210	2	198			200
Restricted Stock Vesting									79,300	1	159			160
Othe Comprehensive Income/(Loss)												167		167
Distributions											(1,005)			(1,005)
Treasury Stock
Net Income for the year ended December 31, 2005													(9,466)	(9,466)
Dividends on Preferred Stock:
Series B											(30)			(30)
Series C											(180)			(180)
Series D											(615)			(615)
Balance - December 31, 2005	368	$0	100,000	$1	916,666	$9	(445,930)	$(2,204)	13,487,372	$135	$62,583	$2,177	$(46,528)	$16,173

See notes to consolidated financial statements,
which are an integral part of the financial statements

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2004
(in thousands, except share data)

	Preferred Stock Series B		Preferred Stock Series C		Preferred Stock Series D		Treasury Stock		Common Stock
	No. of Shares	Amount	No. of Shares	Amount	No. of Shares	Amount	No. of Shares	Amount	No. of Shares	Amount	Additional Paid in Capital	Other Comprehensive Income	Accumulated Deficit	Total
Balance - December 31, 2003 as previously reported	368	—	100,000	$1	1,138,888	$11	(445,930)	$(2,204)	12,333,974	$123	$64,891	$422	$(27,818)	$35,426
Issuance of Common Stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Othe Comprehensive Income/(Loss)	—	—	—	—	—	—	—	—	—	—	—	1,588	—	1,588
Treasury Stock	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net Income for the year ended December 31, 2004	—	—	—	—	—	—	—	—	—	—	—	—	(9,244)	(9,244)
Dividends on Preferred Stock:	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Series B	—	—	—	—	—	—	—	—	—	—	(33)	—	—	(33)
Series C	—	—	—	—	—	—	—	—	—	—	(180)	—	—	(180)
Series D	—	—	—	—	—	—	—	—	—	—	(615)	—	—	(615)
Balance December 31, 2004	368		100,000	$1	1,138,888	$11	(445,930)	$(2,204)	12,333,974	$123	$64,063	$2,010	$(37,062)	$26,942

See notes to consolidated financial statements
which are an integral part of the financial statements

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2003
(In thousands, except share data)
	Preferred Stock Series B		Preferred Stock Series C		Preferred Stock Series D		Treasury Stock		Common Stock
	No. of Shares	Amount	No. of Shares	Amount	No. of Shares	Amount	No. of Shares	Amount	No. of Shares	Amount	Additional Paid in Capital	Other Comprehensive Income	Accumulated Deficit	Total
Balance - December.31, 2002 as previously reported	368	—	100,000	$1	1,138,888	$11	(383,450)	$(1,805)	12,333,613	$123	$65,720	$701	$(23,154)	$41,597
Adjustments	—	—	—	—	—	—	—	—	—	—	—	—	(6,502)	(6,502)
Balance - December.31, 2002 as adjusted	368	—	100,000	1	1,138,888	11	(383,450)	(1,805)	12,333,613	123	65,720	701	(29,656)	36,095
Shares Issued for Exercised Options and Warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of Common Stock	—	—	—	—	—	—	—	—	361	—	—	—	—
Treasury Stock	—	—	—	—	—	—	(62,480)	(399)	—	—	—	—	—	(399)
Other Comprehensive Income/(Loss)	—	—	—	—	—	—	—	—	—	—	—	(279)	—	(279)
Net Loss for the year ended December 31, 2003	—	—	—	—	—	—	—	—	—	—	—	—	$1,838	1,838
Dividends on Preferred Stock:
Series B	—	—	—	—	—	—	—	—	—	—	(34)	—	—	(34)
Series C	—	—	—	—	—	—	—	—	—	—	(180)	—	—	(180)
Series D	—	—	—	—	—	—	—	—	—	—	(615)	—	—	(615)
Balance - December 31, 2003 Restated	368	—	100,000	$1	1,138,888	$11	(445,930)	$(2,204)	12,333,974	$123	$64,891	$422	$(27,818)	$35,426

See notes to consolidated financial statements
which are an integral part of the financial statements

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

NOTE A — SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies followed in the preparation of the financial statements are as follows:

(1)  Basis of Reporting. The consolidated financial statements of the Company include the accounts of the Company and its wholly owned and majority-owned subsidiaries. Investments in joint ventures are accounted for under the equity method. Investments in partnerships, in which our ownership does not exceed 1%, are unconsolidated and carried at cost. All inter-company accounts and transactions have been eliminated in the consolidation.

(2)  Foreign Currency Transaction.USEB’s debt with the Countryside Power Income Fund and its subsidiaries (the “Countryside Debt”) is denominated in Canadian dollars. The foreign currency exchange rate for the payment of the debt service associated with the Countyside Debt is fixed through swap arrangments through March, 2007. Subsequent to that date, USEB will be exposed to flucuations in the foreign currency exchange rate. The Company applies the Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, as amended (“SFAS No. 52”) and Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”) in the accounting treatment of the debt and the swap arrangements Applying these standards, the Company reflects the impact of the changes in the current exchange rate for debt service payments beyond the expiration of the hedge arrangement in March 2007 using the current exchange rate in effect at the end of the applicable period and records changes in the fair value of the hedge arrangement.

(2)  Gain Recognition on Installment Note.USEB has a $14,000,000 installment note receivable related to the sale of certain ownership interests in project entities. The Company applies the guidence of Staff Accounting Bulletin No. 30, Accounting for Divestiture of a Subsidiary or Other Business Operation, as amended, and Staff Accounting Bulletin No. 81, Gain Recognition on the Sale of a Business to a Highly Leveraged entitiy, as amended, for the reconginition of gains associated with the note. Based upon the application of these bulletins, the Company recognizes gains associated with the note as principal payments are received, as such principal payments are dependent upon future operations of the assets sold.

(4)  Statement of Cash Flows and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents include cash on hand and investments in debt instruments with maturities of three months or less at the time of purchase. All carrying amounts approximate fair value.

(5)  Property, Plant and Equipment. Property, plant and equipment is stated at cost and is depreciated using the straight-line method over their estimated useful lives ranging from three to 40 years with the power generation plants between 15 to 25 years.

(6)  Goodwill. Goodwill represents the excess of the cost of acquired companies over the fair value of their tangible and identified intangible net assets acquired. Goodwill is evaluated at least annually considering, among other factors, expected cash flows and profits of the business to which the goodwill relates. More specifically, the Company performed a discounted cash flow analysis using a risk adjusted rate of return, commensurate with specific business or asset characteristics and potential business opportunities for the investment as of December 31, 2005. Significant estimates utilized in the discounted cash flow analysis include the amount of landfill gas available for power generation, the rate paid for the power generation and the investment yields on the investment of reserve accounts. Changes in the actual results compared to these estimates would effect the valuation of goodwill.

Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), requires goodwill to be assessed for impairment at least annually by applying a fair-value-based test applied at the “reporting unit” level. An annual impairment test of the goodwill asset resulting from the acquisition of USEB was performed with no resulting change in the valuation required. The Company performs goodwill impairment tests annually or when circumstances indicate that the fair value of a reporting unit has declined.

Goodwill at December 31, 2005 and 2004 of $26,618 is net of amortization of $592. Amortization ceased with the adoption of SFAS No. 142.

(7)  Per Share Data: Net Income (Loss) per share is computed by dividing income available to common stockholders by the weighted average number of common shares shares outstanding during the period. In arriving at income available to common stockholders, preferred stock dividends have been deducted. Potential common shares amounting to 4,446,000 have not been included due to their anti dilutive effect for 2005, 2004 and 2003.

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

    (8)  Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used in the valuation of Goodwill, Deferred Tax Asstes and the Allowance for Doubtful Accounts. Estimates of landfill gas production, investment returns on reserve accounts, inflation and energy rates are used in the valuation of these items. Actual results may differ from the estimates used thereby affecting the future valuation of the items.

(9)  Fair Values of Financial Instruments.The estimated fair value of financial instruments has been determined based on available market information and appropriate valuation methodologies. The carrying amounts of cash, accounts receivable, other current assets, accounts payable and accrued expenses payable approximate fair value at December 31, 2005 and 2004 because of the short maturity of these financial instruments. The carrying value of the Installment Sale Partnership Interests and long term debt approximate fair value. The fair value estimates were based on information available to management as of December 31, 2005 and 2004. If subsequent circumstances indicate that a decline in the fair market value of a financial asset is other than temporary, the financial instrument is written down to its fair market value.

(10)  Impairment of Long-Lived Assets. Long-lived assets, such as property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the financal statements. There was no impairment of assets in 2005, 2004 or 2003.

(11)  Stock-Based Compensation. At December 31, 2005, the Company had equity based awards plans, which are described more fully in Note O. The Company has elected to continue to follow the intrinsic value method in accounting for its stock-based employee compensation arrangements. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standard No. 123 - Accounting for Stock-Based Compensation to stock-based employee compensation.

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(in thousand’s, except share data )	For the Year Ended December 31,
	2005	2004	2003
Reported Net Loss applicable to common stock	$(10,292)	$(10,072)	$1,009
Stock-Based Employee Compensation Included in Reported Net Income, net of tax	160	-----	-----
Stock-Based Employee Compensation Determined Under the Fair Value Based Method, net of tax	(2,356)	(274)	(124)
Pro Forma Net (Loss)/Income applicable to common stock	(12,458)	(10,346)	885
Basic (Loss)/Income Per Share:
As Reported	$(0.83)	$(0.85)	$0.08
Pro Forma	$(1.01)	$(0.87)	$0.07
Diluted (Loss)/Income Per Share:
As Reported	$(0.83)	$(0.85)	$0.08
Pro Forma	$(1.01)	$(0.87)	$0.07

The weighted average fair value of options granted in 2005 and 2004 was approximately $1.08 and $0.21, respectively, using the Black-Scholes options-pricing model with the following assumptions:

	2005	2004	2003
Risk Free Interest Rate	4.77%	4.20%	N/A
Expected Option Life in Years	8.50	10.00	N/A
Expected Stock Price Volatility	0.45	0.26	N/A
Expected Dividend Yield	0.00%	0.00%	N/A

No options were granted during 2003

(12)  Concentration of credit risk. A significant portion of the Company’s revenues are derived from investment grade utilities, and government and industrial customers. They have contracted with the Company to purchase energy over various terms. The concentration of credit with investment grade customers reduces the Company’s overall credit exposure. USEY receives approximately 39% of its reveneus from one Illinois utility, Commonwealth Edison.

The Company maintains demand deposits in excess of $100,000 with individual banks. The Federal Deposit Insurance Corporation does not insure an account in excess of $100,000.

(13)  Debt Issuance Costs. Debt issuance costs are amortized on a straight-line basis over the terms of the related financing. For 2005, 2004 and 2003, amortization expense was $791,000, $670,000 and $339,000, respectively. The unamortized balance on December 31, 2005 was $10,476,000. This will be amortized over the remaining term of the respective debt. The amortization expense will be approximately $791,000 per annum for the remaining term of the financing which matures in 2019.

(14)  Deferred Revenues. Deferred revenues primarily represent gains to be recognized from the sale of the Company’s limited partnership interests in certain partnerships, further described in Note G. The majority of the proceeds from the sale are to be paid in installments, the amount of which will be determined by production and the value of benefits received by the purchasers; therefore, the gain will be recognized as payments are received. In June, 2004 Deferred Revenues were reduced by $2,502,000 to reflect revised estimates of the total amount to be realized under the contingent note receivable from AJG Financial Services, Inc. related to their acquisition of various limted partnership interests. The decrease in deferred revenues was offset by a decrease in Installment Note Receivable and did not result in any charges against income.

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

    (15)  Income Taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

(16)  Revenue Recognition. Revenues are recognized upon delivery of energy or service. The energy rates the Company collects fluctuates with rates approved for use by utilities and muncipalities local to the respective project. These rates may be estimates that are reconciled annually. Any difference between the estimated rate and the actual rate may apply to the previous twelve month period based on the effective date of the power purchase agreement. The adjustment, if any, is booked in the period it is determined. Revenue related to the Illinois subsidy received by certain USEB projects is accounted for reporting purposes in a manner similar to an original issue discount whereby the amount to be repaid in the future is discounted to its net present value and the discount is amortized (as interest expense) over the ten-year period until repayment begins

(17)  Capitalization Policy. As the Company has major holdings in revenue producing property, plant and equipment, it is critical to adhere to maintenance and overhaul schedules to keep the equipment in good condition. For accounting purposes it is equally important to discern and account for these two activities properly. Unscheduled maintenance that does not extend the useful life of the asset or enhance production is recognized as operations and maintenance expense in the period incurred. Scheduled overhauls and major repairs that either extend the useful life or enhance production are normally capitalized and depreciated over the time until the next scheduled overhaul.

(18)  Investments in Derivatives. The Company holds derivative financial instruments for the sole purpose of hedging the risk of identifiable transactions. The types of risks hedged are those relating to changes in foreign currency exchange rates, the variablility of which impacts future earnings and cash flows. The Company documents its risk management strategy and hedge effectiveness at the inception of and during the term of the hedge. Changes in the fair market value of derivatives are recorded each period in other comprehensive income. For fair market value hedge transactions, changes in the fair market value of the derivative instrument are generally offset in the income statement by changes in the fair value of the item being hedged. For cash flow hedge transactions, changes in the fair value of the derivative instrument are reported in other comprehensive income.

(19)  Reclassifications. Certain reclassifications have been made to prior years to conform with current year’s presentation.

NOTE B — SUBSIDIARIES AND AFFILIATES

(1)  U.S. Energy Biogas Corp. (“USEB”). On May 11, 2001 the Company, together with Cinergy Energy Solutions, Inc. (“Cinergy Energy”), acquired through a merger, Zahren Alternative Power Corporation (“Zapco”), and renamed such entity U.S. Energy Biogas Corp.. The Company owns 54.26% and Cinergy Energy, a wholly owned subsidiary of Cinergy Corp. (“Cinergy”), owns 45.74% of USEB.

(2)  USE Canada Energy Corp. (“USE Canada”). On June 11, 2001 USE Canada Acquisition Corp., a wholly-owned Canadian subsidiary of the Company, purchased 100% of the issued and outstanding stock of Trigen Energy Canada Company, and renamed it USE Canada Energy Corp. (“USE Canada”). Effective December 31, 2003 USE Canada became a discontinued operation pending its sale to the Countryside Fund. On April 8, 2004, USE Canada was sold to the Countryside Fund.

(3)  U.S. Energy Geothermal, LLC (“Geothermal”). Our former 95%-owned subsidiary, U.S. Energy Geothermal, LLC (“Geothermal”), owned two geothermal power plants in Steamboat Hills, Nevada. The Company sold its 95% interest in Geothermal in June 2003 for approximately $1 million.

(4)  Scandinavian Energy Finance, Limited /EnergiSystems I Sverige AB(“SEFL”). In March 2002, together with a Swiss investment company specializing in energy investments, the Company formed a joint venture, Scandinavian Energy Finance, Limited (“SEFL”) and financed a new Swedish energy group, EnergiSysetm I Sverige AB (“EnergiSystem”). SEFL had a 25 year option to acquire 90% of the fully diluted equity of EnergiSystem for a nominal sum. As part of the transaction, EnergiSystem acquired seven operating district energy systems and several late-stage development projects. We initially invested approximatley $5,000,000 in cash and 167,976 of our common shares, valued at approximately $769,000 in SEFL and the Swiss investment company invested its proportionate share in cash.

   On September 30, 2003, U.S. Energy Systems sold a 2% interest in SEFL for $223,000. As of September 30, 2003, U.S. Energy Systems had a 49% interest in SEFL. Due to the issuance of additional common stock for additional investments in the fourth quarter of 2003, the Company’s ownership interest in SEFL was reduced to 32%. In 2004, litigation commenced with respect to EnergiSystems. During the three month period ended March 31, 2004, the Company reserved its entire $8,200,000 investment in SEFL due to pending litigation. On July 8, 2004 in the context of an overall settlement of the litigation, SEFL sold its loan and equity investments in ESS to its primary lender, Lantbrukskredit AB (“LBK) for 35,500 Kronor and a release of SEFL and its shareholders from all obligations under the financing agreements with LBK. In addition, the Company and ESS terminated their service agreement. From the 35,500 Kronor received from LBK, SEFL paid the Company $1,100,000 as repayment of an intercompany loan from the Company to SEFL. Since the amount reserved for SEFL included this intercompany loan, the $1,100,000 was recognized during the third quarter of 2004 as a reduction in the reserve amount.

 NOTE C — RECENT ACCOUNTING PRONOUNCEMENTS

   In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R - Share-Based Payment (“SFAS 123R”), which replaces SFAS No. 123 - Accounting for Stock-Based Compensation and supercedes Accounting Principles Board Opinion No. 25 - Accounting for Stock Issued to Employees. SFAS No. 123R requires that all share-based payments to employees be recognized in the financial statements based on their fair values on the date of grant. The Company currently uses the intrinsic value method to measure compensation expense for stock-based awards. Note A provides a pro forma net income (loss) and earnings (loss) per share as if the Company had used a fair-value based method provided by SFAS 123 to measure stock-based compensation for 2005, 2004 and 2003. The Company is required to adopt SFAS 123R in the first quarter of 2006 and intends to use the “modified prospective method”. Under this transition method, compensation costs will be recognized for all unvested options granted prior to the adoption date and for all share-based payments issued after the effective date. Management currently estimates that the Company will incurr non-cash expense of approximately $200,000 to $300,000 in 2006 in connection with options outstanding as of December 31, 2005 and the adoption of Statement of Financial Accounting Standard No. 123R - Share Based Payment.

   In May 2005, the FASB issued SFAS No. 154 - Accounting Changes and Error Correction - A Replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”). SFAS 154 applies to all voluntary changes in accounting principle and to changes required by an accounting pronouncement that does not include a specific transition provision. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

 NOTE D — RESTRICTED CASH AND MARKETABLE SECURITIES

USEB’s financing arrangements with Countryside Power Income Fund or its affiliates (collectively the “Countryside Fund”) established various reserve accounts which are also collateral for the financing with the Countryside Fund. These accounts include the Illinois Subsidy Liability Reserve Account, a debt service reserve account, an improvement reserve account and a contract escrow account. The funds held in the improvement reserve account can be used to fund capital expenditures. The funds in the Illinois Subsidy Liability Reserve Account (the “Illinois Accounts”) are to be invested and ultimately used to retire the Illinois subsidy liability as it becomes due. See Note E.

Restricted cash and marketable securities as of December 31, 2005 and 2004 consisted of the following:

	2005	2004
Illinois Subsidy Liability Reserve Accounts	$26,429,000	$23,438,000
Improvement Reserve	3,367,000	4,022,000
Debt Service Reserve	2,104,000	2,011,000
Contract Escrow	30,000	138,000
	$31,930,000	$29,609,000

    Amounts included in the Illinois Subsidy Liability Reserve Accounts are included as long term assets in the Consolidated Balance Sheets.

    Included in the Illinois Subsidy Liability Reserve Accounts is $24,429,000 that is managed by a professional investment manager under investment allocation parameters established by the Company. The amounts managed by the professional manager, as of December 31, 2005, included $15,360,000 invested in equity fund accounts, $7,738,000 invested in debt accounts, and $1,331,000 being held in cash or cash equivalent accounts. The cost basis of the investments, which have been invested since July 2004, is $21,561,000. See Note E below for additional information pertaining to the Illinois Accounts.

Marketable securities consist primarily of corporate bonds, U.S. treasury notes, certificates of deposits and government asset-backed securities with various maturities as well as marketable equity securities. These securities, which are classified as available for sale, are carried at fair value, with unrealized gain and losses, net of any tax effects, reported in stockholder’s equity as accumulated other comprehensive income and are held at an investment bank, with the schedule of maturities at December 31, 2005 as follows:

	2005		2004
	1 Year or less	More than 1 year	1 Year or less	More than 1 year
US Government, Federal agency and Municipal bonds	$4,920,000	$8,078,000	$2,508,000	$3,461,000
Corporate bonds	106,000	1,922,000	379,000	2,581,000
Equities	15,360,000	−	13,353,000	−
Certificates of deposit and money market funds	1,544,000	−	7,327,000	−
Total Marketable Securities	$21,930,000	$10,000,000	$23,567,000	$6,042,000

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

    The following table shows cost, fair value and unrealized gains and losses by investment type for the years ended December 31, 2005 and 2004, respectively.

December 31, 2005	Cost	Fair Value	Unrealized Gains	Unrealized Losses
US Government, Federal agency and Municipal bonds	$13,064,000	$12,998,000	$21,000		$(87,000)
Corporate bonds	2,058,000	2,028,000	6,000		(36,000)
Equities	13,471,000	15,360,000	2,329,000		(440,000)
Certificates of deposit and money market funds	1,544,000	1,544,000	−		−
Total Marketable Securities	$30,137,000	$31,930,000	$2,356,000		$(563,000)

December 31, 2004
US Government, Federal agency and Municipal bonds	$5,940,000	$5,969,000	$29,000	$	−
Corporate bonds	2,910,000	2,960,000	50,000		−
Equities	13,484,000	13,353,000	−		(131,000)
Certificates of deposit and money market funds	7,327,000	7,327,000	−		−
Total Marketable Securities	$29,661,000	$29,609,000	$79,000		$(131,000)

NOTE E - ILLINOIS RETAIL RATE PROGRAM

USEB has 10 operating projects in Illinois which are receiving a subsidy for each kilowatt hour (“kwh”) of electricity sold to the local utility under the Illinois Retail Rate Program. In accordance with the Illinois Retail Rate Program, the utility has contracted, for a ten year period, with each project to purchase electricity for an amount that exceeds the utility's Avoided Cost (the amount that it would otherwise pay for the generation of electricity). The excess paid above avoided cost is the subsidy. The utility then receives a tax credit from the State of Illinois ("Illinois") equal to the amount of that excess. Each project is obligated to begin to repay the subsidy to Illinois after the project has recouped its capital investment and retired all debt associated with the financing and construction of the project but, in any case, no later than 10 years from the date the project commenced commercial operations. All subsidy liabilities must be fully repaid to Illinois (without interest) by the end of the actual useful life of the project but no later than 20 years from the date the project commenced commercial opertions.

    This subsidy is accounted for GAAP purposes in a manner similar to an original issue discount whereby the amount to be repaid in the future is discounted to its net present value and the discount is amortized (as interest expense) over the 10-year period until repayment begins. The amount of power generation revenue recognized each period is equal to the Avoided Cost plus the difference between the subsidy received by the project and the net present value of the subsidy. This liability is shown net of the unamortized discount on the consolidated balance sheet as Illinois Subsidy Liability.

USEB is required by the Countryside Fund to deposit funds into the Illinois Accounts for repayment of the Illinois subsidy liability. The Illinois Accounts are classified as restricted cash and marketable securities. The amount deposited into the Illinois Accounts is based upon the amount of subsidy received and contemplates an annual return sufficient to fund the current period subsidy liability repayment as it becomes due. Regular deposits combined with actual and expected returns on those deposits may not be sufficient to fully repay the respective liabilities as they become due. Should the amounts in the Illinois Accounts be insufficient to fully repay the obligations, any shortfall would have to be funded from the project’s operations or assets.

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

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

The funds held in the Illinois Accounts, which are classified as a long term asset on the Consolidated Balance Sheets, are currently invested in cash equivalents, equities and fixed income securities. These investments are being managed by a third-party professional money manager with the investment allocations being approved by the management of the Company and USEB. The amount held in the Illinois Accounts as of December 31, 2005 was $26,429,000. The amount of the subsidy liability owed to Illinois as of December 31, 2005 was $56,319,000 before unamortized discount.  It is anticipated that repayments of the incentive will begin in 2008 and continue through 2021.

Under the terms of the Illinois Retail Rate Program, estimated rates are paid for production sold to the utility with that rate being reconciled annually, on the anniversary date of the commencement of commercial operations of the applicable project, to the actual rates paid for electricity by the local municipality. After the actual rate is determined, sales for the preceding calendar year, retroactive to the last anniversary date, are adjusted based upon the actual rate. If the actual rate is greater than the estimated rate, additional sales proceeds are paid to the project. If the actual rate is less than the estimated rate, then prior sales proceeds received, equal to the excess amounts paid, must be refunded to the utility. This actual rate then becomes the estimated rate for the subsequent year.

During 2005 and 2004, USEB experienced rate reductions of 3.2% and 8.9%, respectively, in the average rates received under the Illinois Retail Rate Program. USEB experienced rate reductions of 14% during 2005 and 30% during 2004 in three of its Illinois projects whose electricity production is sold to Commonwealth Edison. These decreases resulted in decreases in GAAP revenues of $375,000 and $685,000 for 2005 and 2004, respectively, due to the retroactive nature of the rate adjustments.

 NOTE F — TRANSACTIONS WITH AFFILIATES

USEB is a general partner in alternative energy and equipment finance transactions with related limited partnerships and collects management fees from the partnerships. Fees earned from such general partner undertakings amount to $272,000 for 2005, $459,000 for 2004 and $401,000 for 2003. Accounts receivable and accounts payable from these affiliates are presented separately in the Consolidated Balance Sheets.

USEB reimburses the Company for a majority of the costs incurred by them for the benefit of USEB. These costs include accounting salary and benefit costs. The total reimbursements for 2005, 2004 and 2003 were $293,000, $639,000 and $2,442,000, respectively.

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

 NOTE G — INSTALLMENT SALE PARTNERSHIP INTEREST AND INTEREST RECEIVABLE

Installment Sale Partnership Interest consist of four notes pertaining to USEB’s sale of its limited partnership interests in several Gasco entities. Payments of principal and interest on the three contingent installment notes are made quarterly based upon the amount of landfill gas sold and the value of the tax credits generated by the sale. Payments of principal and interest on the Fixed Installment Notes are made quarterly based upon a mortgage style amortization. In June 2004, the contingent installment note receivable for the 1999 sale of Gasco interests was written down by approximately $2,500,000 to reflect updated projections for the amount of gas projected to be sold and the dollar value of payments required under the contingent note. The write down of the note receivable was offset by an equivalent reduction in deferred revenue and did not result in a charge to operating income.

On April 8, 2004, AJG Financial Services, Inc. (“AJG”) made a cash down payment of $2,000,000 and delivered a $14,000,000 note payable to a subsidiary of USEB to satisfy its obligation to pay for certain ownership interests in Illinois based generating project entities AJG had previously acquired. The note matures in 2024, requires scheduled payments of principal and interest and bears interest at a rate of 15% per annum. Payments on the note are limited to cash distributions from the project entities with any excesses to the scheduled payments being applied as an additional principal payment and any deficits to scheduled payments being deferred. This transaction resulted in a gain for USEB of $2,000,000 which was recognized in June, 2004. Future principal payments received on the note will result in the recording of additional gains on this transaction when they are received.

Notes receivable as of December 31, 2005 consisted of the following:

(Dollars in thousands)
	Interest Rate	Current Portion	Long-Term Portion
Contingent Installment Note Receivable for 1999 Sale of GASCO Interests Secured by the Interests	9.47%	$720	$3,054
Fixed Installment Note Receivable for 2001 Sale of GASCO Interests Secured by the Interests	6.00%	542	151
Contingent Installment Note Receivable for 2001 Sale of GASCO Interests Secured by the Interests	6.00%	370	4,369
Contingent Notes Receivable for Sale of Barre, MA Project’s Gas Collection System and Related Assets, Secured by the Interests	10.00%	10	532
Installment Note Receivable From AJG For Illinois Electric Generation Partners II Secured by Interests	15.00%	158	13,482
Term Note Due			500
Accrued Interest Receivable	—	176	—
		$1,976	$22,088

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

A comparable breakdown as of December 31, 2004 is as follows:

(Dollars in thousands)
	Interest Rate	Current Portion	Long-Term Portion
Contingent Installment Note Receivable for 1999 Sale of GASCO Interests Secured by the Interests	9.47%	$621	$3,814
Fixed Installment Note Receivable for 2001 Sale of GASCO Interests Secured by the Interests	6.00%	510	825
Contingent Installment Note Receivable for 2001 Sale of GASCO Interests Secured by the Interests	6.00%	510	4,586
Contingent Notes Receivable for Sale of Barre, MA Project’s Gas Collection System and Related Assets, Secured by the Interests	10.00%	10	532
Installment Note Receivable From AJG For Illinois Electric Generation Partners II Secured by Interests	15.00%	220	13,780
Accrued Interest Receivable		623	—
		$2,494	$23,537

A Gasco project is a project level entity (normally a limited partnership for which USEB or a USEB subsidiary normally serves as general partner), which collects and sells biogas to an affiliated project level entity (a “Genco”), which uses the biogas to generate electricity.

USEB sold its limited partnership interests in several Gasco’s during December 1999 to a current stockholder of the Company. The total sales price was approximately $22,000,000 including interest imputed at 9.47%. A down payment of approximately $4,285,000 was received in 1999. The balance of the sales proceeds will be received based on the actual gas production of the projects over six years. A gain on this sale of $49,000 was recognized in 2003. There was no gain recognized in 2005 or 2004 as the balance in the deferred revenue account was written off against the note receivable balance to reflect revised production and payment projections.

In 2001, USEB sold limited partnership interests in three other Gasco entities. The purchaser was AJG Financial Services. The total purchase price was approximately $12,300,000 including interest and consisted of a down payment of $1,000,000 and two long-term notes receivable; one calling for fixed quarterly payments of $145,000 and the other calling for contingent quarterly payments based on actual gas production. Both bear interest at 6% per annum. Gains of $186,000, $401,000 and $174,000 were recognized on the contingent note in 2005, 2004 and 2003, respectively. Consistent with accounting principles generally accepted in the United States for this transaction, the remaining deferred gain of $2,732,000 as of December 31, 2005 relating to the contingent note and will be recognized over the remaining three years as payments are received.

In 2004, USEB’s sale of certain limited partnership interest was completed with the receipt of a $14,000,000 non-recourse note payable to a USEB subsidiary. The note matures in 2024 and bears interest at a rate of 15% per annum. Payments on the note are limited to cash distributions from the project entities with any excesses to the scheduled payments being applied as an additional principal payment and any deficits to scheduled payments being deferred. The note is secured by the ownership interests.

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

NOTE H — PROPERTY, PLANT AND EQUIPMENT

    Power generation and gas transmission assets consist primarily of the value of the internal combustion engines and related equipment located at the landfill gas to energy projects. The majority of these assets are depreciated using the straight-line method over the useful life of the assets, ranging from three to twenty years, for financial statement purposes.

Other property and equipment as of December 31, 2005 and 2004 consists of site tools, office furniture, computer equipment and company vehicles. These assets are depreciated over lives ranging from three to ten years.

Consolidated property, plant and equipment consist of the following at December 31, 2005 and 2004:

	(Dollars in Thousands)
	2005	2004
Land	$98	$98
Generation and Transmission Equipment and Peripherals	65,868	65,780
Other Property and Equipment	503	557
	$66,469	$66,435
Less Accumulated Depreciation	(26,163)	(24,534)
	$40,306	$41,901

NOTE I — INVESTMENTS

Our total investments, including joint ventures, as of December 31, 2005 and 2004 are as follows:

	(Dollars in Thousands)
	December 31, 2005	December 31, 2004
Plymouth Cogeneration	$321	$345
Various Holdings of USEB	913	312
Total Investments	$1,234	$657

Plymouth Envirosystems, Inc. Our wholly owned subsidiary, Plymouth Envirosystems, Inc., owns a 50% interest in Plymouth Cogeneration Limited Partnership (“Plymouth Cogeneration”) which owns and operates a CHP plant producing 1.2 MW of electricity and 7 MW of heat at Plymouth State College, in Plymouth, New Hampshire. The Plymouth Facility provides 100% of the electrical and heating requirements for the campus, which is a part of the University of New Hampshire system, under a long-term contract.

  The day-to-day operations of the Plymouth Facility are managed by one of our partners in this project, and management decisions are made by a committee composed of representatives of the three partners in this project. The Company reports gains from its investment in Plymouth Cogeneration under the category Gain from Joint Venture in the financial statements. The gains recorded for 2005, 2004 and 2003 were $56,000, $125,000 and $72,000, respectively.

Lehi Envirosystems, Inc.In 1997, our wholly-owned subsidiary, Lehi Envirosystems, Inc. (“LEHI”), acquired a 50% equity interest in Lehi Independent Power Associates (“LIPA”), which owns a cogeneration facility in Lehi, Utah (the “Lehi Facility”) and the underlying real estate. The Lehi Facility has been dormant since 1990. The Company does not record any asset value for this invesment on its books but continues to record operating results allocated from LIPA under the category Gain from Joint Ventures in the financial statements. For 2005 the investment yielded net income of $1,000. The losses recorded for 2004 and 2003 were $7,000 and $8,000 respectively.

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Various Holding of USEB USEB owns a general partnership interest in various entities (the “Gascos”) that are parties to the gas rights agreements for the respective landfills and owns the gas collection systems on the landfill. The Investment value increased during 2005 due to capital contributions made by USEB to various Gascos in order to fund the expansion of the gas collection systems.

NOTE J — LONG-TERM DEBT

Long Term Debt - Countryside Fund

On April 8, 2004, the Countryside Fund, an unincorporated open-ended, limited purpose trust formed under the laws of the Province of Ontario, Canada acquired the outstanding balance of existing USEB loans from John Hancock Life Insurance Companies, ABB Energy Capital and AJG, a shareholder of the Company.

Immediately following the acquisition of the loans, the Countryside Fund and USEB amended the existing loan agreements to denominate the loans in Canadian currency, to provide an additional loan amount of $23,843,000 and to provide for a remaining term of 15 years with a balloon payment at the maturity date of $35,100,000. In connection with the amendment of the loans, USEB paid related costs of $16,994,000. The amendment established several reserve accounts including a $4,000,000 improvement reserve with funds to be utilized to expand USEB and a $2,000,000 debt service reserve. In addition, $8,200,000 of loan proceeds were deposited into the Illinois Accounts. Immediately upon completion of the transaction, the total amount owed to the Countryside Fund by USEB was CAD$107,000,000 which was equal to US$81,431,000 based upon the currency exchange rate of US$0.76 per Canadian dollar at the date of closing. The loan is secured by USEB assets and bears interest at a rate of 11% per annum. As of December 31, 2005, the amount of the debt outstanding was $89,161,000.

The loan agreement with the Countryside Fund requires USEB to deposit $250,000 per calendar quarter into the debt service reserve fund provided that cash available, as defined in the loan agreement, is at a certain level. USEB was only required to make $84,000 of additional deposits into the debt reserve fund during 2004 and 2005. Until an amount is deposited in the reserve equal to $250,000 per quarter since the April 8, 2004 closing, USEB is precluded from making dividend or royalty interest payments or from expending funds to expand its production or capacity. As of December 31, 2005, the deferred deposits for the debt service reserve account totalled $1,688,000.

Due to the requirement in the amended loan documents that payments be made to the Countryside Fund in Canadian dollars, USEB has entered into a hedge agreement with a financial institution fixing the Canadian dollar to US dollar exchange rate at $1.331. through March 31, 2007. According to the terms of the loan agreement with the Countryside Fund, USEB is required to maintain a foreign currency hedge agreement for a minimum of 75% of the remaining debt service payments. After the expiration of the hedge agreement, USEB will be at risk for fluctuations in the currency exchange rate should the rate vary from the exchange rate existing in the expiring hedge agreement.

The loan balance as of December 31, 2005 was $89,161,000. This amount has been adjusted for principal payments made and for the effects of changes in the currency exchange rate. A summary of the adjustments to the original loan amount follows:

(Dollars in thousands)	2005	2004
Outstanding Principal Beginning of Period	$87,814	$81,357
Payment of Principal	(1,373)	(836)
Adjustment Due to Foreign Currency Exchange Rates	2,720	7,293
Outstanding Principal End of Period	$89,161	$87,814

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Scheduled principal payments for the periods indicated on the Long Term Debt owed to the Countryside Fund, based on the exchange rate of CAD$1.166 to one US dollar at as of December 31, 2005 are as follows:

Year	(dollars in 000’s)
2006	$1,749
2007	1,952
2008	2,177
2009	2,429
2010	2,711

USEB has entered into cash flow foreign currency hedge agreements with financial institutions fixing the Canadian dollar to US dollar exchange rate at $1.331 Canadian dollar per US dollar. This hedge agreement expires on March 31, 2007. Utilizing the $1.331 fixed foreign currency exchange rate thru March 2007 and the exchange rate as of December 31, 2005 for the remainder of 2007, principal payments for 2006 and 2007 would be $1,532,000 and $1,893,000, respectively.

The notes payable to the Countryside Fund are senior secured notes using USEB assets as collateral. The terms require that USEB maintain a minimum fixed charge coverage ratio, as defined in the loan agreements of 1.15 to 1 for 2005 and 1.25 to 1 thereafter. The fixed charge coverage ratio is calculated based upon operating results for the preceding four fiscal quarters. Failure to maintain the minimum fixed charge coverage ratio is a default under the terms of the loan agreement. The fixed charge coverage ratio for the four fiscal quarters ended December 31, 2005 was 1.22 to 1.

Note Payable to AJG Financial Services, Inc.

    On September 30, 2004, USEB purchased the subordinated note owed by USEB to AJG. The outstanding principal amount of $5,729,000 plus outstanding accrued interest was purchased for $3,000,000. Funds for the acquisition were provided by equity contributions to USEB from the USEB shareholders. The purchase resulted in a gain on the principal of $2,729,000 to USEB. The gain represents the amount of the acquisition price below the note’s face value.

NOTE K —DEFERRED REVENUES

Deferred revenues are primarily comprised of gains to be recognized from the sale of USEB's limited partnership interests in certain partnerships, further described in Note G. The majority of the proceeds from the sales are to be paid in installments, the amounts of which will be determined by production and other considerations; therefore, the gain will be recognized as payments are received.

In June, 2004, Deferred Revenues were reduced by $2,502,000 to reflect revised estimates of the total amount to be realized under the contingent note receivable from AJG pertaining to their acquisition of various gasco interests. The write down of the deferred revenue was offset by an equal reduction in Installment Sales Partnership Interests and did not result in a charge to operating income.

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

NOTE L —DEFERRED ROYALTY

On April 8, 2004, the Countryside Fund acquired a convertible royalty interest in USEB for $6,000,000. Pursuant to the terms of the royalty agreement, the Countryside Fund has the right to receive, on a quarterly basis, the sum of 7% of net distributable cash flow and 1.8% of USEB’s gross revenues, determined pursuant to the royalty agreement. The total royalty payment to be made to the Countryside Fund is not to exceed 49% of total distributions made to the Countryside Fund and the shareholders of USEB, combined. The Countryside Fund has the option to convert the royalty interest into non-voting common shares of USEB, equal to 49% of the outstanding equity. The Countryside Fund can convert the interest at the earlier of the date on which the loan from the Countryside Fund is paid in full or April 8, 2024. The amount of the royalty is accrued on a quarterly basis and paid upon the approval of distributions by the Board of Directors of USEB. The deferred royalty liability approximates the fair value of the Countryside Fund royalty and equity rights at December 31, 2005 and 2004.

For 2005 and 2004, USEB accrued $307,000 and $314,000, respectively, for royalty payments. Of this amount, $156,000 has been paid through December 31, 2005 resulting in an outstanding liability of $465,000. Payment of this liability, future royalty payments, and distributions to the shareholders of USEB are dependent on sufficient cash flow being generated by USEB to support operations after the distributions, all as determined and approved by the Board of Directors of USEB. The payment of future royalty payments may be restricted since, due to the terms of the the Countryside Fund loan agreement, the payment of royalties is subordinate to the requirements to fund a debt service reserve account. Until an amount is deposited into the debt service reserve account equal to $250,000 per quarter since the April 8, 2004 closing, USEB is precluded from making royalty payments or distributions to shareholders. Through December 31, 2005, USEB has contributed $84,000 to this reserve account. See Note J for further discussion.

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

NOTE M — FOREIGN CURRENCY TRANSACTION

USEB’s debt obligation to the Countryside Fund requires that debt service payments be made in Canadian dollars. USEB has entered into a cash flow foreign currency hedge agreement with financial institutions fixing the Canadian dollar to US dollar exchange rate at $1.331 Canadian dollar per US dollar. This hedge agreement expires on March 31, 2007. Subsequent to the expiration of the hedge agreement, USEB’s debt service payments to the Countryside Fund are subject to fluctuations in the currency exchange rate.

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

Following is a summary of the Foreign Currency Transaction account as of December 31, 2005 (the exchange rates are Canadian dollars per US dollar and are stated in whole dollars, all other amounts are in $000’s):

Currency Exchange Rate at Loan Origination, April 8, 2004	$1.331
Currency Exchange Rate at December 31, 2005	$1.166
Cumulative Translation Adjustments Beginning
Of Reporting Period	$6,989
Cumulative Translation Adjustments End
Of Reporting Period	$9,764
Aggregate Adjustment for the Current
Reporting Period Income/ (Expense)	$(2,775)
Deferred Income Taxes Allocated
To Adjustment in the Reporting Period	$1,054

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

NOTE N — INCOME TAXES

The provisions (benefits) for federal and state income taxes are as follows:

(Dollars in thousands)
	2005		2004		2003
Current:
Federal	$	−	$	−	$	−
State		103		240		−
Total Current Provision		103		240		−
Deferred
Federal		646		(5,839)		(1,033)
State		121		(1,095)		(194)
Total Deferred Provision		767		(6,934)		(1,227)
Total Provision		870		(6,694)		(1,227)

 The provision (benefit) for income taxes differs from the Federal statutory rate for the following reasons:

(Dollars in thousands)
	2005	2004	2003
Provision (Benefit) at Statutory Rate	$(3,375)	$(9,809)	$(868)
State Income Tax	(308)	240	—
Increase (Decrease) in Federal Valuation Allowance	4,409	2,665	(909)
Permanent Differences	(390)	14	362
Other	534	196	188
Actual Provision (Benefit) for Income Taxes	$870	$(6,694)	$(1,227)

Provisions have been made for deferred taxes based on differences between the financial statements and the tax basis of assets and liabilities using currently enacted rates and regulations. The components of the net deferred tax assets and liabilities are as follows:

	2005	2004
Deferred Tax Assets:
NOL and Credit Carry Forward	$26,981	$20,439
Property, Plant & Equipment	3,100	3,516
Deferred Revenue	1,086	2,598
Foreign Currency Transaction	3,290	2,656
Allowance for Doubtful Accounts	532	−
Total Deferred Tax Assets	34,989	29,209

Deferred Tax Liabilities:
Subsidy Revenue	(9,364)	(6,442)
Investments	(407)	(1,231)
Total Deferred Tax Liabilities	(9,771)	(7,673)
Net Deferred Tax Assets	25,218	21,536

Valuation Allowance	(11,340)	(6,931)
Total Deferred Taxes	$13,878	$14,605

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

The Company has experienced certain ownership changes that, in accordance with Section 382 of the U.S. Internal Revenue Code of 1986, as amended, require an annual and aggregate limitation on the Company’s ability to utilize the net operating losses in future periods. The Company has determined that a change in ownership occurred in April 2001. The Company believes the annual and aggregate limitation will not hamper the ability to utilize the net operating losses in existence as of April 2001.

The Company has recorded a deferred tax asset of $26,981,000 reflecting the benefit of $71,003,000 in loss carryforwards which expire in varying amounts between 2006 and 2025. Realization is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that a portion of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

NOTE O — STOCKHOLDERS’ EQUITY

As of December 31, 2005, the Company had warrants outstanding for the purchase of our common stock as follows:

Shares	Exercise Price	Expiration Date
366,666	$6.00	May 1, 2006

In 2005, 1,500,000 warrants which had an exercise price of $4.00 expired. In 2004, 22,426 warrants which had a exercise price of $8.00 expired.

As of December 31, 2005, the Company had issued preferred stock as summarized below:

	Series B	Series C	Series D
Number of Shares	368	100,000	916,666
Annual Dividend per Share	$90	$1.80	$0.54
Convertible Into USEY Common Stock	Yes	Yes	Yes
Conversion Price per Share	$3.625	$5.00	$2.25
Forced Conversion by Company	If stock trades at 150% of conversion price for 20 consecutive days	If stock trades at 120% of coversion price for 30 days	After March 1, 2006*
Voting Rights to One Common Share	None	6:1	4:1

 * See Note Y to the consolidated financial statements.

As of December 31, 2005, the Company had issued restricted stock units as summarized below:

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

Restricted Stock Units Issued	601,015
Shares Vested	117,754
Share Vesting	−
2006	167,754
2007	197,754
2008	117,753

Restricted stock unit grants are valued based on the closing market value on the date of grant. The units issued are valued between $0.70 and $1.95 per unit.

2000 Executive Incentive Compensation Plan. The 2000 Executive Incentive Compensation Plan (the “2000 Plan”) provides for the granting of stock options, stock appreciation rights, restricted stock, deferred stock and other stock related awards and incentive awards that may be settled in cash, stock or property. The total number of shares that may be issued under the 2000 Plan equals the sum of 10,000,000 shares plus the number of shares that are surrendered in payment of any award or any tax withholding requirements.

The Board of Directors or a committee thereof administers the 2000 Plan. The Board is permitted to impose performance conditions with respect to any award, thereby requiring forfeiture of all or any part of any award if performance objectives are not met, or to link the time of exercisability or settlement of an award to the achievement of performance conditions. For awards intended to qualify as “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code, such performance objectives shall be based upon the achievement of a performance goal based upon business criteria described in or determined pursuant to 2000 plan.

There were no options granted in the year 2003.

Other Executive Incentive Compensation Plans. Prior to the 2000 Executive Incentive Compensation Plan the Company had three other plans that provided for the granting of stock options and other stock related awards and incentive awards. These plans, entitled the 1996, 1997 and 1998 plans have been terminated and no additional awards will be issued under the plans. Stock options issued under the 1996, 1997 and 1998 plans that remain outstanding are 80,000, 45,000 and 1,013,425, respectively.

Stock option activity is summarized as follows:

Stock Option Activity — Year Ended December 31, 2005

	Year Ended December 31, 2005		Year Ended December 31, 2004		Year Ended December 31, 2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options Outstanding at Beginning of Year	6,138,925	$3.84	6,118,925	$3.84	6,764,425	$3.90
Granted	1,620,000	2.79	120,000	1.23	—	—
Cancelled	(602,500)	2.97	(100,000)	3.64	(645,500)	3.33
Exercised	—	—	—	—	—	—
Options Outstanding at End of Year	7,156,425	3.67	6,138,925	4.00	6,118,925	3.89
Options Exercisable at End of Year	7,156,425	$3.67	6,138,925	$4.00	6,118,925	$3.89

	Options Outstanding
Range of Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years
$ 0.65 - $ 2.50	1,101,000	$1.85	5.5
$2.85 - $3.00	1,527,425	2.95	4.1
$3.50 - $3.875	1,040,000	3.51	7.8
$ 4.00 - $ 5.15	2,768,000	4.21	4.6
$ 6.00 - $ 7.00	720,000	6.08	5.0
	7,156,425	$3.67	5.1

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

    The weighted average fair value of options at date of grant for grants during the years ended December 31, 2005 and 2004 was $1.31 and $0.21, respectively. The fair value of the options at date of grant was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

	For the year ended December 31, 2005	For the year ended December 31, 2004
Risk-free Interest Rates	4.77%	4.20%
Expected Option Life in Years	8.50	10.00
Expected Stock Price Volatility	0.45	0.26
Expected Dividend Yield	0.00%	0.00%

Shares Reserved

The following table summarizes shares of common stock reserved for issuance at December 31, 2005:

Reserved for:	Exercise Price	Number of Shares Issuable
Warrants	$6.00	366,666
Preferred Stock Conversion	$2.25 - $3.625	5,143,160
2000 Stock Option Plan	$.69 - $6.89	7,156,425

 NOTE P — COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries have various financial commitments under office and equipment leases and under the Development Agreement with the Countryside Fund. The office and equipment leases, which include the lease for the former corporate headquarters in White Plains, New York expire on various dates. The $288,000 annual obligation under the Development Agreement with the Countryside Fund expires in March, 2009. Financial commitments for the next five years are:

Year	Commitments
2006	$515,000
2007	503,000
2008	365,000
2009	29,000
2010	−
Total	$1,412,000

Lease expenses for the Company for 2005, 2004 and 2003 were $226,000, $253,000 and $296,000 respectively.

In April, 2001, USEB acquired its Brookhaven, Countryside and Morris project entities from Yankee Energy Services Company (“YESCO”). Two of the projects, Countryside and Morris, produce electricity from landfill gas and participate in the Illinois Retail Rate program. As part of the transaction, the acquired entities entered into a secured, contingent acquisiton consideration agreement with YESCO. The agreement stipulates that additional acquisition consideration will be due and payable should, for the Countryside and Morris projects, actual electricity rates received exceed established levels and should actual operation and maintenance expenses be beneath established amounts. The contingent obligation has a face amount of $4,700,000, accrues interest at a rate of 9.5% per annum and is secured by the assets of the entities. The amount of payment due, if any, is calculated and paid on a quarterly basis. The contingent obligation terminates on March 31, 2011 and all unpaid balances remaining are forgiven.

For 2005, 2004 and 2003, the amounts of additional contingent consideration paid to YESCO under this agreements was $39,000, $78,000 and $229,000, respectively. The consideration is treated as an operating expense in the Company’s financial statements.

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

In December 2005, two stockholders of the Company commenced a suit entitled Bernard Zahren and Frederick Rose v. U.S. Energy Systems, Inc., et al. in the Delaware Court of Chancery, New Castle County (Civil Action No. 1814-N), against the Company, the current directors of the Company, certain former directors and officers of the Company and the Countryside Fund and an affiliate thereof, alleging, among other things, that the defendants violated or will violate the Delaware General Corporation Law and fiduciary duties to the Company's stockholders in connection with the Company's sale of USE Canada to the Countryside Fund, the consummation of the financing transaction between USEB and the Countryside Fund, the acquisition of Viking Petroleum and the related transactions and the benefits paid or to be paid in connection therewith. The plaintiffs seek damages (though a specific dollar amount is not indicated) and equitable relief. The defendants have either moved to dismiss the action or obtained an extension of time to respond to the complaint. In the event the suit is neither settled nor dismissed, the Company intends to defend the suit vigorously.

USEB had provided the buyers related to certain installment sale notes, as described in Note G, with tax indemnifications related to the validity of the Section 29 tax credits generated by the assests sold to the buyers. US Energy Systems has no liability in the indemnifications other than through its ownership interests in USEB. To date, there have not been any claims made on these indemnifications. The Company will accrue any amounts related to these issues as they become quantifiable.

NOTE Q — RETIREMENT AND PROFIT SHARING PLAN

Pursuant to the Company’s 401(k) plan, employees may defer up to 15% of their salaries up to the maximum contribution allowed under the Internal Revenue Code. The Company matches 100% of the first 3% of salary contributed and 50% of the next 2% of salary contributed to the plan. For the years ended December 31, 2005, 2004 and 2003, the Company’s total contribution were $42,000, $63,000 and $82,000, respectively.

NOTE R — RELATED PARTY TRANSACTIONS

In 2004 and 2003, certain legal costs were incurred by us and paid to an entity with which a former member of our executive management was affiliated. The amounts paid were $220,000 in 2004 and $59,000 in 2003.

AJG Subordinated Loan

On September 30, 2004, USEB purchased the subordinated note owed by USEB to AJG. The outstanding principal amount of $5,729,000 plus outstanding accrued interest was purchased for $3,000,000. Funds for the acquisition were provided by equity contributions to USEB from the USEB shareholders; $1,629,000 contributed by the Company and $1,371,000 contributed by Cinergy. The purchase resulted in a gain of $2,729,000. The gain represents the amount of the acquisition price below the note’s face value.

 NOTE S - ORGANIZATION

    U.S. Energy Systems, Inc. (the “Company” or “US Energy”), a Delaware corporation, is an owner and operator of energy facilities producing electricity and energy alternatives to natural gas. The Company, through its 54.26% owned subsidiary, U.S. Energy Biogas Corp. (“USEB”), owns and operates 23 landfill gas to energy projects, 20 of which produce electricty and three of which sell landfill gas as an alternative to natural gas. The generation capacity of our electricity generation projects is 52 megawatts (“MWs”). In addition, the Company owns a 50% interest in a partnership that owns and operates a combined heat and power (“CHP”) plant that produces 1.2MWs of electricity and 7 MWs of heat. The Company’s customers include large retail energy consumers, such as industrial and commercial concerns, and local wholesale energy suppliers, such as utilities and marketers. The energy generation facilities in our portfolio uses proven technology and clean renewable fuels.

NOTE T — MAJOR CUSTOMERS

During 2005, 2004 and 2003, one customer accounted for 39%, 42% and 34% of our revenues (excluding revenues from discontinued operations), respectively.

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

NOTE U — QUARTERLY INFORMATION (Unaudited)

2005 (Dollars in thousands, except share amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Loss for Common Stock	(888)	(1,049)	(6,474)	(1,881)
Loss per Common Stock - Basic and Diluted	(0.07)	(0.09)	(0.52)	(0.15)

2004 (Dollars in thousands, except share amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Loss for Common Stock	(4,181)	(1,952)	(883)	(3,056)
Loss per Common Stock - Basic and Diluted	(0.35)	(0.17)	(0.07)	(0.26)

2003 (Dollars in thousands, except share amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Income(Loss) for Common Stock	143	1,370	315	(819)
Earnings/(Loss) per Common Stock - Basic and Diluted	0.01	0.11	0.03	(0.07)

NOTE V - ACCOUNTING CORRECTIONS

The Company’s accounting policy pertaining to gains associated with the note recievable issued as consideration for the sale of certain partnership interests was adjusted in 2004 to reflect the application of Staff Accounting Bulletin No. 30, Accounting for Divesture of a Subsidiary or Other Business Operation and Staff Accounting Bulletin No. 81, Gain Recognition on the Sale of a Business to a Highly Leveraged Entity. The application of these bulletins resulted in the recognition of gains associated with the note as payments are received as such payments are dependent upon future operations of assets sold. The adjustment had no impact on consolidated cash flows.

The Company’s accounting policy related to the accounting for a foreign currency loan and related hedge arrangment was adjusted in 2004 to reflect the application of the Statement of Financial Accounting Standard No. 52, Foreign Currency Translation and No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company states the outstanding principal amount related to the Countryside Debt using the foreign currency exchange reate in effect at the end of the applicable period and to record changes in the fair value of the hedge arrangements.

The Consolidated Balance Sheet as of December 31, 2004 contains adjustments made to reclassify certain balance sheet items for prior period activity. These reclassifications, which are summarized in the table below, had no effect on 2004 or prior period earnings nor on the Company’s cash flow.

CONSOLIDATD BALANCE SHEET AT DECEMBER 31, 2004 (in thousands)	As Adjusted	Adustments	As Originally Reported
Investments	$657	($144)	$801
Total Assets	$175,788	($145)	$175,933
Total Liabilities	$141,000	−	$141,000
Minority Interest Liability	$7,846	$3,519	$4,327
Accumulated Deficit	$(37,062)	$(3,663)	$(33,399)
Total Stockholders Equity	$26,942	$(3,663)	$30,605

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

NOTE W - UNREALIZED GAINS

   The unrealized gain for 2005 is comprised of $298,000 of mark to market gains in open trading positions from the investment of the Illinois Accounts and $131,000 in losses associated with foreign currency exchange rates.

   The unrealized gain for 2004 is comprised of $773,000 of mark to market gains in open trading positions from the investment of the Illinois Accounts and $815,000 in gains associated with foreign currancy exchange rates.

NOTE X - VALUATION AND QUALIFYING ACCOUNTS:

The following is a summary of the allowance for doubtful accounts related to accounts for the years ended December 31:

Source of Revenue	2005	2004	2003
Balance at beginning of year	$46,000	$1,313,000	$1,157,000
Charged to Expense	1,353,000	—	156,000
Uncollectible accounts written off, net of recoveries	—	(1,267,000)	—
Balance at end of year	$1,399,000	$46,000	$1,313,000

NOTE Y - SUBSEQUENT EVENTS

Subsequent to December 31, 2005, the 916,666 outstanding shares of Series D Convertible Preferred Stock, constituting all the shares of such series outstanding, were converted into 3,666,664 shares of common stock.

NOTE Z - PENDING ACQUISITION

The Company, through its indirect 50% or greater owned subsidiary, UK Energy Systems Limited (the “Buyer”), is in the process of acquiring Viking Petroleum UK Limited (“Viking Petroleum”) which owns, directly or indirectly, six gas licenses containing 46 bcf (P1) of proved reserves and 16.4 bcf of probable reserves, for a cumulative 62.4 bcf (P2) of onshore gas in the United Kingdom. Specifically, in connection with an October 2005 Agreement, the Buyer agreed on March 9, 2006 to (i) buy a 65.7% interest in Viking Petroleum for an aggregate of $69.00 and (ii) to repay the principal and interest (approximately $37 million as of March 9, 2006 and not to exceed approximately $40 million at closing) in loans issued by Viking Petroleum and its affiliates. The Buyer deposited $500,000 in an account which, with certain exceptions, is to be remitted to the sellers of this interest at closing. Completion of this purchase is subject to customary conditions. The Company is in the process of arranging financing for this transaction though the receipt of such financing is not a condition to closing.

Of the remaining 34.3% interest in Viking Petroleum, 24.8% is owned by VTEX Energy, Inc., and 9.5% is owned by two Viking Petroleum employees. Pursuant to an agreement between the Company, VTEX and Marathon Capital, LLC (the “October 2005 Agreement”), (i) VTEX agreed to enter into agreements to cause its 24.8% Viking Petroleum interest to be contributed to a newly organized entity, 50% of which would be owned by the Company and 25% of which would be owned by each of Marathon and VTEX and (ii) the Company agreed to contribute up to $5 million in equity with respect to these transactions. The Buyer anticipates purchasing the 9.5% interests owned by the employees for relatively nominal consideration.

The Buyer also plans to acquire a 42 MW gas fired power plant from a European utility and to enter into long term gas and power sales agreements so that the full economic benefit of the purchase of Viking Petroleum can be realized.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. ENERGY SYSTEMS, INC
REGISTRANT

By:	/s/ Asher E. Fogel
Asher E. Fogel
Chief Executive Officer
April 4, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Stephen Brown
Stephen Brown, Director	April 4, 2006
/s/ Carl Greene
Carl Greene, Director	April 4, 2006
/s/ Jacob Feinstein
Jacob Feinstein, Director	April 4, 2006
/s/ Ronny Strauss
Ronny Strauss, Director	April 4, 2006
/s/ Asher E. Fogel
Asher E. Fogel, Chief Executive Officer and Director	April 4, 2006
/s/ Lawrence I. Schneider
Lawrence I. Schneider, Director	April 4, 2006
/s/ Richard J. Augustine
Richard J. Augustine, Chief Accounting Officer	April 4, 2006