Form 10-K/A
period 2005-12-31
U S ENERGY SYSTEMS INC
filed 2006-05-01
CIK 351917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-K/A

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-10238
U.S. ENERGY SYSTEMS, INC.
(Exact name of Registrant as specified its charter)
_______________

Delaware	52-1216347
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer
Identification Number)
545 Madison Avenue, 6th Floor
New York, New York 10022	(212) 588-8901
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.
Securities Registered pursuant to Section 12(g) of the Act:

Title of Each Class
Common Stock, par value $.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): .
Large accelerated filer ☐    Accelerated filer ☐   Non- accelerated filer ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sales price of the Common Stock as of June 30, 2005(i.e. $1.02 per share) was approximately $12,243,000 based on 12,003,461 shares outstanding as of that date.

As of March 31, 2006, the number of outstanding shares of the registrant’s Common Stock was 16,710,833.

PART III

Item 10. Directors and Executive Officers of the Registrant

Our directors and executive officers are as follows:

Name	Age	Class	Position(s) with US Energy
Lawrence I. Schneider	69	1	Chairman of the Board
Asher E. Fogel	55	2	Chief Executive Officer and Director
Henry N. Schneider	41	-	President and Chief Operating Officer
Richard J. Augustine	51	-	Chief Accounting Officer and Vice President
Adam D. Greene	42	-	Senior Vice President
Stephen Brown (2,3,4)	67	2	Director
Carl W. Greene (1,2,3,4)	70	3	Director
Jacob Feinstein (1,3,4)	62	3	Director
Ronny Strauss (1,2,4)	62	1	Director

(1) Member of the Audit Committee.
(2) Member of the Compensation Committee.
(3) Member of the Nominating and Governance Committee.
(4) Independent director

Set forth below is certain biographical information regarding our executive officers and directors.

Lawrence I. Schneider. Mr. Schneider was elected to the board of directors in March 1998. He has served as Chairman of the Board since September 2000. Mr. Schneider served as our Chief Executive Officer from January 2000 until May 2001 and from October 2004 until August 2005. Mr. Schneider has been associated with numerous businesses through the years, including Newpark Resources, Inc., a company involved with oil field environmental remediation, where he was chairman of the executive committee. Mr. Schneider was also a partner in the New York Stock Exchange firm Sassower, Jacobs and Schneider. He received a BS degree from New York University. He is the father of Henry N. Schneider.

Asher E. Fogel. Mr. Fogel, served as a director of US Energy from 1998 to 2001 and was appointed to serve as Chief Executive Officer and a director in August 2005. He worked for Citigroup in London and New York where he held a variety of senior positions in the corporate finance, capital markets, and investment advisory areas. Mr. Fogel was a Managing Director of Citicorp Securities Inc. Prior to joining Citicorp, he held a number of positions at both Bank of America and Samuel Montagu & Co. In June 1997, Mr. Fogel founded Dovertower Capital, a merchant banking boutique providing corporate finance services in both the US and international markets. In 1998, Mr. Fogel led a US investor group to acquire the Ampa Group in Israel. The Ampa Group is a diversified group involved in real estate, packaging, consumer products and financial services. Subsequent to this acquisition, Mr. Fogel has served as chairman of Ampa Investments - the financial services arm of the Ampa Group and as a member of the four team management committee of the Ampa Group. In 2000, Ampa Investments acquired the Industrial Development Investment Company ("IDIC") from the State of Israel’s Industrial Development Bank in a privatization transaction and established Ampa Capital as a leading non-bank finance company in Israel. Mr. Fogel has extensive experience in the areas of corporate finance, capital markets and investments in the US and the international markets. Mr. Fogel holds a BA in economics and an MBA from the Hebrew University. He also attended the Advanced Management program in the Harvard Business School specializing in Finance.

Henry N. Schneider. Mr. Schneider was appointed Vice President in March 1998, Interim President in October 2004 and President and Chief Operating Officer in August 2005. He served as a director from March 1998 through March 2003. From 1986 to 1988, Mr. Schneider was an associate at Drexel Burnham Lambert specializing in taxable institutional fixed income products and portfolio strategies. From 1989 to 1994, Mr. Schneider was an associate with S & S Investments and Wood Gundy, specializing in mergers, acquisitions and corporate restructuring. From 1994 to 1996, Mr. Schneider was a principal of Global Capital Resources, Inc., a private merchant bank. He has been involved in arranging acquisitions and funding for the telecommunications, energy, apparel, airline, financial and garage industries. Mr. Schneider received a BA degree in economics from Tufts University and an MBA degree from Boston University. Mr. Schneider is the son of Lawrence I. Schneider.

Richard J. Augustine. Mr. Augustine was appointed as Vice President and Chief Accounting Officer of US Energy effective as of September 1, 2004. Mr. Augustine serves as Corporate Secretary of US Energy and has served as an officer of U.S. Energy Biogas Corp. (“Biogas”), a subsidiary of US Energy and its corporate predecessor, Zahren Alternative Power Corporation (“Zapco”), since 1996, most recently as President. Prior to his involvement with Biogas and Zapco, Mr. Augustine served as Vice President of Finance and Administration at Richard Roberts Group, a real estate syndicator. Mr. Augustine graduated with a BA in Economics and Accounting from the College of the Holy Cross and an MBA in Finance from the University of Connecticut.

Adam D. Greene. Mr. Greene joined us in December 2005 as Senior Vice President. For more than the five years prior thereto, he served as Managing Director of Marathon Capital LLC, a boutique investment bank which specialized in power project and renewable energy finance. He also served as a Managing Director and co-founder of Dovertower Capital LLC. Mr. Greene has over 15 years of experience in international finance and structured finance. He has wide-ranging experience in finance and M&A including renewable energy, power and refining. Mr. Greene has advised on various financing and M&A transactions including land-fill gas, cogeneration, geothermal, biomass, refining, gas trading and ethanol transactions. Mr. Greene received his BA from Oberlin College and attended the Wagner School at New York University.

Stephen Brown. Mr. Brown joined our board in March 2003. He is currently the managing member of Brimco LLC, a private equity firm. From November 1986 until October 2004, he served as Chairman of the Board and Chief Executive Officer of The Franklin Capital Corporation, a publicly traded business development corporation. Mr. Brown serves on the board of directors of Copley Financial Services Corp., a mutual fund manager, as a director and Secretary of Ascend Acquisition Corporation and as a director of CASHBOX plc, an ATM Deployer based in the United Kingdom and listed on the London Stock Exchange’s AIM Market. In addition, Mr. Brown is an active board member and trustee of The Peddie School. Mr. Brown is a graduate of New York University School of Law and Brown University.

Jacob Feinstein. Mr. Feinstein joined our board in October 2004. Since 1999, Mr. Feinstein has served as a consultant to independent power producers, electric utilities and other businesses engaged in the energy and construction industries. From 1998 through 1999, he was a Vice President of Cogen Technologies, Inc., a business engaged in power plant development and from 1991 through 1998, he was Vice President - System and Transmission Operations, for Consolidated Edison Co. of NY Inc. For the fifteen years prior thereto, Mr. Feinstein held various positions in the energy industry. He is a registered Professional Engineer in the State of New Jersey and a senior member of the Institute of Electrical and Electronic Engineers (IEEE). Mr. Feinstein had served as a member of technical committees of the Electric Power Research Institute and the Edison Electric Institute and as a senior visiting lecturer (adjunct position) at the Stevens Institute of Technology. Mr. Feinstein received a B.E.E. from City College of New York.

Carl W. Greene. Mr. Greene joined our Board in March 2003. For over twenty years, he has served in various senior financial executive positions for the Consolidated Edison Company of New York, including Senior Vice President of financial and regulatory matters, Senior Vice President of accounting and treasury operations and Chief Accounting Officer, and Vice President and Controller. Mr. Greene currently is Senior Vice President of Lynch & Associates, a full service executive benefit consulting firm; Mr. Greene has been with Lynch & Associates and its prior parent, TBG Financial, since 1997. Mr. Greene has been an active member of several high profile industry trade groups during his tenure at Con Edison, including the Edison Electric Institute and the American Gas Association. In those positions, he has played a role in shaping accounting, financial and risk management policies in the electric utility industry. In addition, Mr. Greene served for four years as a member of FASAC, the Financial Accounting Standards Advisory Council. Mr. Greene holds a BS in economics from The Wharton School of University of Pennsylvania and an MBA from New York University. The Board has determined that Mr. Greene is the audit committee financial expert, as such term is used in Item 401(h) of Regulation S-K and that he is independent, as such term is used in Item 7(d)(3)(iv) of Schedule 14A.

Ronny Strauss. Mr. Strauss has served as a member of our board of directors since March 2005. From 2000 to 2004 he served as a financial advisor and director of Digital Wireless Corporation, and from 1979 to 2000, served in various capacities with Citigroup and its divisions and affiliates, including Global Treasurer and Market Risk Manager for Citibank Private Bank and Chief Executive Officer and Country Corporate Officer for Citibank Israel. He has also served as a lecturer at Syracuse University’s School of Management and as an Assistant Professor at Ithaca College, School of Business. Mr. Strauss received his BA in Economics and Statistics from Hebrew University, an M.A. in Finance from Hebrew University and an M.Sc. in Finance, Quantitative Methods and Managerial Economics from Cornell University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 as amended (the “Exchange Act”) requires that our officers and directors, and persons who beneficially own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent stockholders are required by regulation to furnish to us copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms we have received, or written representations from certain reporting persons, we believe that during the year ended December 31, 2005 (and for prior years, except to the extent previously disclosed), all officers, directors, and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements, except for Richard Augustine, who filed a late report with respect to two transactions, Stephen Brown, who filed three late reports with respect to four transactions, Evan Evans, a former director, who filed a late report with respect to one transaction, Jacob Feinstein, who filed a late report with respect to one transaction, Adam Greene, who filed a late report with respect to his appointment as an executive officer, Carl Greene, who filed a late report with respect to one transaction, Asher Fogel, who filed a late report with respect to his appointment as an executive officer and a late report with respect to two transactions, Lawrence Schneider, Henry Schneider, Energy Systems Investors, LLC and Energy Systems Investors II, LLC, each of whom filed a late report with respect to the same transaction and Henry Schneider, who filed a late report with respect to two transactions.

Compensation Committee Interlocks and Insider Participation in Compensation Decisions

During 2005, Stephen Brown, Carl Greene and Ronny Strauss served on the Compensation Committee of the Board of Directors.

Item 11. Executive Compensation

The following table shows the compensation information concerning the individuals who, in 2005, served as (i) our chief executive officer and (ii) our four most highly compensated executive officers (other than the persons serving as chief executive officer) who were serving as our executive officers at the end of 2005.

Summary Compensation Table

		Annual Compensation		Long-Term Compensation Awards
Name & Principal Position	Fiscal Year	Salary	Bonus	Restricted Stock Award(s) ($)	Securities Underlying Options/ SARs (#)	All Other Compensation
Lawrence I. Schneider(3)	2005	180,000	—	—	—	87,119(1)
Chairman	2004	180,000	800,000	391,305(5)(6)	—	44,950
	2003	180,000	—	—	—	44,816

Asher E. Fogel (3)	2005	110,250	—	195,000(4)(6)	750,000	—
Chief Executive Officer

Henry N. Schneider	2005	161,250	—	—	750,000	9,125(2)
President and	2004	140,415	150,000	—	400,000	6,952
Chief Operating Officer	2003	136,000	—	—	—	4,080

Richard J. Augustine (3)	2005	145,000	—	19,500 (4)(6)	25,000	7,694(2)
Vice President and Chief Accounting Officer	2004	122,509	100,000	28,261(5)(6)	—	6,067

Adam D. Greene(3)	2005	18,182	—	19,500(4) (6)	50,000	—
Senior Vice President

(1)	Represents $9,872 in contributions made by US Energy to the 401(k) plan on behalf of such person, $43,097 in term life insurance premiums and $34,150 in related tax reimbursements.
(2)	Represents contributions made by US Energy to the 401(k) plan on behalf of such person.
(3)
Messrs. Fogel, Augustine and Greene were apppointed to such positions as of August 17, 2005, September 1, 2005 and December 6, 2005 respectively. Lawrence Schneider served as Chief executive Officer for part of 2005.

(4)
Represents the values as of the date of grant of the restricted stock units to acquire 100,000 shares, 10,000 shares and 10,000 shares granted to Messrs. Fogel, Augustine and Greene, respectively. The value (i.e., the closing price of a share of US Energy common stock) on December 13, 2005, the date of these grants, was $1.95 per share. Mr. Fogel’s restricted stock units vest in cumulative annual increments of 50% beginning December 13, 2006 and Messrs. Augustine and Greene’s restricted stock units vest in full on June 13, 2007.

(5)
Represents the values of the restricted stock units to acquire 434,783 shares and 36,232 shares granted to Messrs. L Schneider and Augustine effective as of September 24 and 29, 2004 , respectively. These restricted stock units vest in cumulative annual increments of 25% beginning September 2005, subject to acceleration if the grantee's employment relationship is terminated other than for cause or voluntary termination, as such terms are used in the restricted stock award agreement governing same. Dividends are payable (in restricted stock units) with respect to these units to the extent cash dividends are paid on our common stock.

(6)
The value (i.e., the closing price) of the shares of US Energy common stock underlying the unvested restricted stock units held by Messrs. L. Schneider, Fogel, Augustine and Greene as of December 30, 2005 (i.e., $2.24 per share) was $730,435, $224,000, $83,270 and $22,400, respectively.

Option/SAR Grants in Last Fiscal Year

Name	Number of Securities Underlying Options Granted (#)	Percent of Total Options Granted to Employees in Fiscal Year(%)	Exercise or Base Price ($/SH)	Expiration Date	Grant Date Present Value ($)(1)

Lawrence I. Schneider	—	—	—	—	—
Asher E. Fogel	150,000(2)	9.3	1.25	8/16/15	118,710
	150,000(3)	9.3	2.00	8/16/15	98,415
	450,000(4)	27.8	3.50	12/12/10	247,950
Henry N. Schneider	150,000(2)	9.3	1.375	8/16/15	80,520
	90,000(5)	5.6	2.00	8/16/10	35,496
	60,000(6)	3.7	2.00	8/16/15	39,366
	450,000(4)	27.8	3.50	12/12/10	247,950
Richard J. Augustine	25,000(7)	1.5	2.50	12/12/10	18,625
Adam D. Greene	50,000(7)	3.1	2.50	12/12/10	37,250

(1)
These amounts represent the estimated present value of stock options at the date of grant, calculated using the Black-Scholes option pricing model based on the following assumptions: a volatility of 0.45; an expected life of five years with respect to the options that expire in 2010 and ten years with respect to the options that expire in 2015; a risk-free interest rate of 4.77%; and a dividend yield of 0.0%.

(2)	Exercisable with respect to 80,000 and 70,000 shares on the date of grant and January 1, 2006, respectively.
(3)	Exercisable with respect to 70,000 shares and 80,000 shares on August 16, 2006 and January 1, 2007, respectively.
(4)
Exercisable in 50% annual increments beginning December 13, 2006; provided, however, the options may not be exercised until the average of the trading prices for 20 consecutive trading days is at least $4.00 per share.

(5)	Exercisable with respect to 10,000 shares and 80,000 shares on August 17, 2006 and January 1, 2007, respectively.
(6)	Exercisable beginning August 17, 2006.
(7)	Exercisable in 50% annual increments beginning December 13, 2006.

Aggregated Option/SAR Exercises In Last Fiscal Year And Fiscal Year End Option/SAR Values

			Number Of Securities Underlying Unexercised Options At December 31, 2005	Value Of Unexercised In-The-Money Options At December 31, 2005 ($) (1)
Name	Shares Acquired On Exercise (#)	Value Realized ($)	Exercisable/Unexercisable	Exercisable/Unexercisable
Lawrence I. Schneider(2)	—	—	1,016,800/0	—
Asher E. Fogel	—	—	80,000/670,000	79,200/105,300
Henry N. Schneider	—	—	1,095,700/670,000	71,200/130,500
Richard J. Augustine	—	—	0/25,000	—
Adam D. Greene	—	—	0/50,000	—

(1)
These amounts represent the difference between the exercise price of the stock options and $2.24, which was the closing price of our common stock on December 30, 2005 as reported by The NASDAQ Stock Market (the last day of trading for the fiscal year ended December 31, 2005) for all in-the-money options held by the listed officer.

Employment Agreements

Our employment agreement with Lawrence Schneider expires in May 2007, and our employment agreements with Messrs. Fogel and H. Schneider expire in August 2007. These agreements renew automatically (unless timely notice of non-renewal is given) for successive one year periods and provide each of these employees with an annual base salary of $180,000. Messrs. Augustine and A. Greene are “at-will employees” and their annual base salaries are $130,000 and $120,000, respectively.

Compensation of Directors

Effective as of October 1, 2005, independent directors receive (i) a $20,000 annual retainer, (ii) $1,000 for each Board (including the board of directors of US Energy Biogas Corp., our majority owned subsidiary), audit or compensation committee meeting in which they participate and (iii) $500 for participating in meetings of other committees of the Board (each such committee, an “Additional Committee”) on which they serve; provided, however, that the aggregate fees payable to any director for participating in meetings on any day shall not exceed $1,000. The Chairman of the Audit Committee, the Compensation Committee and any Additional Committee receive annual retainers of $15,000, $10,000 and $2,500, respectively. Annual retainers are payable in arrears in equal quarterly installments on the last business day of the applicable calendar quarter (or any portion thereof) during which the director is serving in the capacity entitling him to such fee.

On the first business day of each calendar year, each independent director who, as of such date, served as a director for at least 90 days prior thereto, is to be issued 2,500 shares of US Energy’s common stock. Newly elected independent directors receive ten year options to acquire 40,000 shares of our common stock at an exercise price equal to fair market value of a share of common stock on the date of grant.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of common stock owned as of April 3, 2006 (including shares of common stock that each person has the right to acquire by June 2, 2006 by: (i) each director (ii) each of our executive officers, (iii) those persons known to us to beneficially own 5% or more of common stock, and (iv) all of our directors and officers as a group. (As of April 3, 2006, there were 16,710,833 shares of our common stock outstanding). Unless otherwise indicated, the address of each of the beneficial owners identified below is c/o U. S. Energy Systems, Inc., 545 Madison Avenue, New York, New York 10022.

Name and address	Amount and nature of beneficial ownership		Percent of Class
Lawrence I. Schneider	3,704,911	(1)	20.4
Asher E. Fogel	80,000	(2)	*
Henry N. Schneider	1,302,737	(3)	7.3
Richard J. Augustine	60,998	(4)	*
Adam D. Greene	—	(5)	*
Stephen Brown	50,000	(6)	*
Carl W. Greene	90,645	(7)	*
Jacob Feinstein	61,630	(8)	*
Ronny Strauss	54,429	(9)	*

Rita Schneider	3,704,911	(10)	20.4

Mark S. Brady d/b/a Financial Planning Analysts 734 Walt Whitman Road, Suite 301 Melville, New York 11747	1,642,100	(11)	9.8

Bernard Zahren Pond View Corporate Center 76 Batterson Park Road Farmington, CT 06032	946,920	(12)	5.4

Göran Mörnhed 94 Colabaugh Pond Road Croton on the Hudson, NY 10520	1,779,000	(13)	10.4

All executive officers and directors as a group (9 persons)	5,405,350		27.7

* Indicates less than 1%

(1)  Includes: (i) 911,112 shares of common stock, (ii) 1,342,216 shares of common stock owned by his spouse, Rita Schneider, and over which he disclaims beneficial ownership, (iii) options to acquire 1,016,800 shares of Common Stock and (iv) 434,783 shares of common stock issuable in connection with restricted stock units. See note 14 below for information regarding the restricted stock units.

(2)  Includes options to acquire 80,000 shares of common stock. Excludes options to acquire 670,000 shares of common stock and restricted stock units to acquire 100,000 shares of common stock that are not exercisable or issuable, as the case may be, by June 2, 2006

(3)  Includes (i) 207,037 shares of common stock and (ii) options to acquire 1,095,700 shares of Common Stock. Excludes options to acquire 670,000 shares of common stock that are not exerciseable by June 2, 2006.

(4)  Includes 20,444 shares of common stock owned directly, 4,312 shares of common stock issuable upon exercise of Series C Warrants and 36,232 shares of common stock issuable in connection with restricted stock units. See note 14 for information regarding the restricted stock units to acquire 36,232 shares of common stock. Excludes options to acquire 25,000 shares of common stock and restricted stock units to acquire 10,000 shares of common stock that are not exercisable or issuable, as the case may be, by June 2, 2006.

(5)  Excludes options to acquire 50,000 shares of common stock and restricted stock units issuable to acquire 10,000 shares of common stock that are not exercisable or issuable, as the case may be, by June 2, 2006.

(6)  Includes 10,000 shares of common stock and 40,000 shares of common stock issuable upon exercise of options.

(7)  Includes 50,645 shares of common stock and 40,000 shares of common stock issuable upon exercise of options.

(8)  Includes 21,630 shares of common stock and 40,000 shares of common stock issuable upon exercise of options.

(9)  Includes 14,429 shares of common stock and 40,000 shares of common stock issuable upon exercise of options.

(10)  Includes 1,342,220 shares of common stock. Also included herein are the following securities beneficially owned by her spouse, Lawrence Schneider, and over which she disclaims beneficial ownership: (i) 911,112 shares of common stock; (ii) options to acquire 1,016,800 shares of common stock and (iii) 434,783 shares of Common Stock issuable in connection with the restricted stock units. See note 14 below for information regarding the restricted stock units.

(11)  Based on the Schedule 13G filed by such person on March 31, 2006 which reported that such person has the sole power to vote or direct the disposition with respect to 155,000 shares and shares the power to dispose or direct the disposition of 1,487,100 shares. The percentage ownership reported by such person has been recalculated to reflect the shares of common stock outstanding as of April 3, 2006.

(12)  Includes (i) 195,138 shares of common stock, (ii) options to acquire 500,000 shares of common stock, (iii) 176,388 shares of common stock issuable upon conversion of 29,398 shares of Series C Preferred Stock and (iv) 75,394 shares of common stock issuable upon exercies of Series C Warrants. Certain of the information with respect to such person is based on such person’s Schedule 13D.

(13)  Includes 9,000 shares of common stock owned directly and 1,770,000 shares of common stock issuable upon exercise of options.

(14)  The restricted stock units to acquire 434,783 and 36,232 shares of common stock issued to Messrs. L. Schneider and Augustine, respectively, vest in cumulative annual increments of 25% beginning September 2005. These units vest immediately in full if such person’s employment relationship is terminated other than for cause or a voluntary termination. These restricted stock units do not carry any voting rights until converted into shares of common stock.

Item 13. Certain Relationships and Related Transactions

Not applicable

Item 14. Principal Accountant Fees and Services

The following table shows the fees billed (after applicable adjustments) for the audit and other services provided by Eisner, LLP in 2005 and Kostin, Ruffkess & Company, LLC in 2004.

	2005(1)	2004
Audit fees	$394,046	$288,136
Audit-Related fees	50,000	16,366
Tax fees	—	177,854
All other fees	—	—
Total	$445,046	$422,356

(1) Kostin billed us an aggregate of $365,366 in 2005, consisting of $115,931 in Audit Fees and $240,435 in Tax Fees, which are not reflected in this column.

Audit Fees. This category includes fees for the audits of our financial statements included in our Annual Report on Form 10-K, review of financial statements included in our Quarterly Reports on Form 10-Q or services normally provided by our accountant in connection with statutory and regulatory filings.

Audit-Related Fees. This category consists of assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees” above. These services included accounting research and advice with respect to accounting matters.

Tax Fees. This category consists of professional services for tax compliance, tax planning and tax advice. The services for the fees disclosed under this category include tax return preparation, research and technical tax advice.

All Other Fees. This category consists of other professional products and services provided by our auditors.

The audit committee has not adopted any pre-approval policies and procedures and none of the services reflected above were approved by such committee through any such policy.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused the amendment to this report to be signed on its behalf by the undersigned thereunto duly authorized.

U. S. ENERGY SYSTEMS, INC.
By:	/s/ Asher E. Fogel
	Asher E. Fogel Chief Executive Officer (Principal Executive Officer)	Dated: May 1, 2006

By:	/s/ Richard J. Augustine
	Richard J. Augustine Chief Accounting Officer (Principal Accounting and Financial Officer)	Dated: May 1, 2006