Form 10-K/A
period 2005-12-31
U S ENERGY SYSTEMS INC
filed 2006-05-22
CIK 351917

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-K/A/2

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

Explanatory Note

On May 1, 2006, we filed an amendment (the “Amendment”) to our Annual Report on Form 10-K for the year ended December 31, 2005, with respect to the information contemplated by Part III of such form. This amendment is filed to physically include the certifications contemplated by Section 302 of the Sarbanes-Oxley Act of 2002.

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

Item 15: Exhibits and Financial Statement Schedules

(a)(3)

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) certifications
31.2	Rule 13a-14(a)/15d-14(a) certifications

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