Form 10-Q
period 2006-03-31
U S ENERGY SYSTEMS INC
filed 2006-05-22
CIK 351917

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD FROM _______ TO ________.

COMMISSION FILE NUMBER:
0-10238

U.S. ENERGY SYSTEMS, INC.

Delaware (State or other jurisdiction of incorporation or organization)	52-1216347 (I.R.S. Employer Identification Number)

545 Madison Avenue Sixth Floor New York, New York	10022
(Address of Principal Executive Offices)	(zip Code)

(212) 588-8901
(Registrant’s telephone number, including area code)

Indicate by check mark the registrant: (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least 90 days.

YES ☒    NO ☐

Indicate by check mark the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐   NO ☒

State the number of shares outstanding of each of issuer’s classes of common equity, as of March 31, 2006: 16,710,832 shares of Common Stock

U.S. ENERGY SYSTEMS, INC AND SUBSIDIARIES

U. S. ENERGY SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	March 31, 2006	December 31, 2005
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$7,623	$11,301
Restricted Cash and Marketable Securities	5,521	5,501
Accounts Receivable Trade (less allowance for doubtful accounts of $888 in 2006 and 2005)	2,812	2,198
Accounts Receivable Affiliates (less allowance for doubtful accounts of $511 in 2006 and 2005)	1,906	2,789
Installment Sale Partnership Interests and Interest Receivable, Current Portion	2,021	1,976
Other Current Assets	2,045	1,633
Total Current Assets, Net	21,928	25,398

Restricted Cash and Marketable Securities	27,518	26,429
Property, Plant and Equipment, Net	39,388	40,306
Construction in Progress	198	198
Installment Sale Partnership Interest, less Current Portion	21,625	22,088
Investments	1,364	1,234
Debt Issuance Costs, Net of Accumulated Amortization	10,278	10,476
Goodwill	26,618	26,618
Foreign Currency Hedge	1,444	1,860
Deferred Tax Asset (less valuation allowance of $11,750 in 2006 and $11,340 in 2005)	14,589	13,878
Investment in UK Acquisition	2,909	261
Other Assets	65	283
TOTAL ASSETS	$167,924	$169,029

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$1,795	$1,879
Accounts Payable Trade and Accrued Expenses	4,163	4,083
Accounts Payable Affiliates	970	1,091
Deferred Revenue	272	272
Total Current Liabilities	7,200	7,325

Long-Term Debt, less Current Portion	86,825	87,282
Deferred Revenue	16,182	16,224
Deferred Royalty	5,276	5,379
Illinois Subsidy Liability	33,149	31,678
Total Liabilities	148,632	147,888

Commitments and Contingencies (Note O)	—	—
Minority Interest	4,684	4,968

See notes to consolidated financial statements
which are an integral part of the financial statements.

U. S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (continued)
(In thousands, except share amounts)

	March 31, 2006	December 31, 2005
	(Unaudited)	(Audited)
STOCKHOLDERS EQUITY
Preferred Stock, $.01 par value, Authorized 10,000,000 Shares:
Series B, Cumulative, Convertible, Issued and Outstanding 368 Shares, Liquidation Preference, $1,000 per share	—	—
Series C, Cumulative, Convertible, Issued and Outstanding, 100,000 Shares at 2006 and 2005, Liquidation Preference, $30 per share	1	1
Series D, Cumulative, Convertible, Issued and Outstanding, 0 shares as of March 31, 2006 and 916,666 Shares as of December 31, 2005, Liquidation Preference, $9 per share	—	9

Total Common Stock, $.01 par Value, Authorized 50,000,000 Shares, Issued 17,154,036 and 13,487,372 at 2006 and 2005, respectively	172	135
Treasury Stock, at Cost – 445,930 Shares	(2,204)	(2,204)
Additional Paid-In Capital	62,758	62,583
Accumulated Deficit	(48,502)	(46,528)
Other Comprehensive Income	2,383	2,177
Total Stockholders’ Equity	14,608	16,173

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$167,924	$169,029

See notes to consolidated financial statements
which are an integral part of the financial statements.

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)
(In thousands, except Income(Loss) per Share)

	Three Months Ended March 31,
	2006	2005

Revenues	$4,824	$5,024
Costs and Expenses:
Operating Expenses	2,861	2,179
General and Administrative Expenses	1,831	1,292
Depreciation and Amortization	1,212	1,095
Income from Joint Ventures	(115)	(85)
Total Costs and Expenses	5,789	4,481

(Loss)Income from Operations	(965)	543

Interest and Dividend Income	1,236	808
Foreign Currency Translation Income	124	345
Interest Expense	(2,790)	(2,714)
Other Loss	(65)	(4)

Loss before Taxes, Minority Interest and Disposal of Segment	(2,460)	(1,022)
Income Tax Benefit	505	111
Minority Interest	(19)	80
Loss from Continuing Operations	(1,974)	(831)

Gain on Disposal of a Segment	—	150

Net Loss	(1,974)	(681)

Dividends on Preferred Stock	(192)	(207)

Net Loss Applicable to Common Stock	$(2,166)	$(888)

Other Comprehensive Loss
Net Loss	$(1,974)	$(681)
Unrealized Gain(Loss) on Investments	206	(267)

Total Comprehensive Loss	$(1,768)	$(948)

See notes to consolidated financial statements
which are an integral part of the financial statements.

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS) (continued)
(Unaudited)

	Three Months Ended March 31,
	2006	2005

NET INCOME(LOSS) PER SHARE OF COMMON STOCK:

Loss per Share of Common Stock Continuing Operations	$(0.15)	$(0.09)
Income per Share of Common Stock Discontinued Operations	—	$0.02
Net Loss per Share of Common Stock	$(0.15)	$(0.07)
Weighted Average Number of Common Shares Outstanding – Basic and Diluted	14,710	11,970

See notes to consolidated financial statements
which are an integral part of the financial statements.

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	THREE MONTHS ENDED March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,974)	$(681)
Adjustments to Reconcile Net Loss to Net Cash (Used in)Provided by Operating activities:
Depreciation and Amortization	1,212	1,095
Minority Interest in Loss	19	(80)
Foreign Currency Translation	(124)	(345)
Deferred Taxes	(711)	(741)
Equity Gains In Subsidiary	(111)	—
Stock Based Compensation	396	—

Changes in:
Accounts Receivable, Trade	269	(295)
Foreign Currency Hedge	160	134
Other Current Assets	(186)	(187)
Other Assets	(9)	(46)
Accounts Payable and Accrued Expenses	(41)	314
Deferred Royalty	(103)	(88)
Deferred Revenue	(42)	(100)
Illinois Subsidy Liability	1,471	1,256

Net Cash Flows Provided by Operating Activities	266	236

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted Cash	(524)	(416)
Capitalized Transaction Costs – UK Transaction	(2,648)	—
Changes in Notes Receivable	418	8
Investments	(19)	(373)
Acquisition of Equipment and Leasehold Improvements	(96)	(156)

Net Cash Used in Investing Activities	(2,869)	(937)

See notes to consolidated financial statements
which are an integral part of the financial statements.

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)
(in thousands)

	THREE MONTHS ENDED March 31,
	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of Long-Term Debt	(367)	(328)
Minority Interest	(476)	—
Dividends on Preferred Stock	(192)	(207)

Net Cash Used in Financing Activities	(1,035)	(535)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,678)	(1,236)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	11,301	15,982

CASH AND CASH EQUIVALENTS – END OF PERIOD	$7,623	$14,746
Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	2,145	2,183

Supplemental Schedule of Non-cash Financing
Conversion of Preferred Stock to Common	(37)	—

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and Regulation S-X, and accordingly, do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. The results for the three months ended March 31, 2006 are not necessarily indicative of results for the full year or any other period. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in the U.S. Energy Systems Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2005.

The condensed and consolidated balance sheet at December 31, 2005 was derived from the audited financial statements at December 31, 2005.

Certain reclassifications have been made to prior years to conform to the current year’s presentation.

NOTE B – BASIS OF REPORTING

The consolidated financial statements of the Company include the accounts of the Company and its wholly owned and majority-owned subsidiaries. Investments in joint ventures are accounted for under the equity method. Investments in partnerships, in which our ownership does not exceed 1% are unconsolidated and carried at cost. All inter-company accounts and transactions have been eliminated in the consolidation.

NOTE C – REVENUE RECOGNITION

Revenues are recognized upon delivery of energy or service. The energy rates the Company collects fluctuate with rates approved for use by utilities and municipalities local to the respective projects. These rates may be estimates that are reconciled annually. Any difference between the estimated rate and the actual rate may apply to a previous period based on the effective date of the power purchase agreement. The adjustment, if any, is booked in the period it is determined. Revenue related to the Illinois subsidy received by certain projects of U.S. Energy Biogas Corp. (“USEB”), our majority owned subsidiary, is accounted for in a manner similar to an original issue discount whereby the amount to be repaid in the future is discounted to its net present value and the discount is amortized as interest expense over the intervening period until repayment begins.

NOTE D – LOSS PER SHARE DATA

Loss per share is computed by dividing the loss applicable to common stockholders by the weighted average number of common shares outstanding during the periods. In arriving at loss available to common stockholders, preferred stock dividends have been deducted. Potential common shares, amounting to 791,000 have not been included due to their anti-dilutive effect for 2006.

NOTE E – STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board revised Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123R”), requiring companies to record share-based payment transactions as compensation expense at fair value on the grant date. SFAS 123R further defines the concept of fair market value as it relates to such arrangements. Based on SEC guidance issued in Staff Accounting Bulletin 107 in April 2005, the provisions of this statement are effective for the Company as of January 1, 2006.

The Company has elected to implement SFAS 123R using the modified prospective transition method, which requires compensation costs be recorded as earned for all unvested stock options outstanding at the beginning of the first fiscal year of adoption of SFAS 123R based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and for compensation costs for all share-based payments granted or modified subsequent to the adoption, based on fair value estimated in accordance with the provisions of SFAS 123R. The impact of SFAS 123R is reflected in the Company’s financial statements for the period ended March 31, 2006. In accordance with the modified prospective transition method, the Company has not restated the financial statements for prior periods and those statements do not include the impact of SFAS 123R. The Company recorded share-based compensation expense of $395,000 for the period ended March 31, 2006.

The Company maintains the 2000 Executive Incentive Compensation Plan (the “2000 Plan”) which provides for the granting of stock options, stock appreciation rights, restricted stock, deferred stock and other stock related awards and incentive awards that may be settled in cash, stock or property. A summary of the Company’s stock option activity as of March 31, 2006 is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding, January 1, 2006	7,156,425	$3.67	4.96	$601,000
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding, March 31, 2006	7,156,425	$3.67	4.96	$601,000
Exercisable, March 31, 2006	5,716,425	$3.86	3.47	$341,000

The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS No. 123R, Securities and Exchange Commission Staff Accounting Bulletin No. 107 and the Company’s prior pro-forma disclosures of net earnings, including the fair value of stock-based compensation. Key input assumptions used to estimate the fair value of stock options include the expected term until the exercise of the option, expected volatility of the Company’s stock, the risk free rate of return, option forfeiture rates, and dividends, if any. The expected term of the options is based on a historical weighted average of vesting periods. The expected volatility is derived from the historical volatility of the Company’s stock on the NASDAQ market. This risk-free interest rate is the yield from a treasury bond or note corresponding to the expected term of the option. Option forfeiture rates are based on the Company’s historical forfeiture rates. The Company has not paid dividends and does not expect to pay dividends in the near future.

Compensation costs for stock options with tiered vesting terms are recognized ratably over the vesting period. As of March 31, 2006, the total unrecognized compensation costs related to granted stock options is $1,457,000. These costs will be recognized over the next 21 months assuming no changes to the underlying assumptions.

There were no options granted during the three month period ended March 31, 2006.

The fair value of each option grant in 2005 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free Interest Rate	4.70%
Expected Option Life in Years	5.50
Expected Stock Price Volatility	1.44
Expected Dividend Yield	0.00%

SFAS No. 123 required disclosure of net income on a pro forma basis as if the expense treatment had been applied. Had the Company elected to recognize compensation expense for the stock option plan, consistent with the method prescribed by SFAS No. 123R there would have been no change to the net loss reported in the period ended March 31, 2005.

NOTE F – FOREIGN CURRENCY

The functional currency for our foreign debt is the local currency. The local currency is Canadian dollars. For this foreign debt, we translate assets and liabilities at the end-of-period exchange rates. We report translation adjustments on inter-company foreign currency transactions of a long-term nature in Other Comprehensive Income. Foreign currency transaction gains or losses are recognized in the period incurred and are included in Other Income (Loss) in the consolidated statement of operations.

NOTE G – INVESTMENTS IN DERIVATIVES

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

NOTE H – SUBSIDIARIES AND AFFILIATES

On May 11, 2001 we, together with Cinergy Energy Solutions Inc. (“Cinergy Energy”), acquired through a merger, Zahren Alternative Power Corporation, and renamed such entity U.S. Energy Biogas Corp. The Company owns 54.26% and Cinergy Energy, a wholly owned subsidiary of Cinergy Corp. (Cinergy”), owns 45.74% of USEB.

NOTE I – RESTRICTED CASH AND MARKETABLE SECURITIES

USEB’s financing arrangement with the Countryside Power Income Fund (the “Countryside Fund”) established various reserve accounts, which are also collateral for the financing. These accounts include the Illinois Subsidy Liability Account (the “Illinois Accounts”), a debt service reserve account and an improvement reserve account. The fund held in the improvement reserve account can be utilized to fund capital expenditures. The funds in the Illinois Account are to be utilized to retire the Illinois subsidy liability as it becomes due.

Restricted cash and marketable securities were as follows:

	March 31, 2006	December 31, 2005
Illinois Subsidy Liability Reserve Accounts	$27,518,000	$26,429,000
Improvement Reserve	3,396,000	3,367,000
Debt Service Reserve	2,095,000	2,104,000
Project Contract Reserve	30,000	30,000
Totals	$33,039,000	$31,930,000

 Included in the Illinois Accounts at March 31, 2006 is $25,518,000 that is managed by a professional investment manager under investment allocation parameters established by the Company. Of such sum, $16,761,000 is invested in equity fund accounts, $7,592,000 is invested in debt accounts, and $1,165,000 is held in cash or cash equivalent accounts. These investments, which are classified as available for sale, are carried at fair value, with unrealized gains and losses, net of any tax effects, reported in Stockholders’ Equity as Accumulated Other Comprehensive Income/(Loss). The original cost of the investment, which has been invested since July 2004, is $21,417,000.

NOTE J – ILLINOIS RETAIL RATE PROGRAM

USEB has ten operating projects in Illinois, which are receiving a subsidy for each kilowatt hour (“kwh”) of electricity sold to the local utility under the Illinois Retail Rate Program. In accordance with the Illinois Retail Rate Program, the utility has contracted, for a ten year period, with each project to purchase electricity for an amount that exceeds the utility’s Avoided Cost (what it would otherwise pay for the generation of electricity). The excess paid above avoided cost is the subsidy. The utility then receives a tax credit from the State of Illinois (“Illinois”) equal to the amount of that excess. Each project is obligated to begin to repay the subsidy to Illinois after the project has recouped its capital investment and retired all debt associated with the financing and construction of the project but, in any case, no later than ten years from the date the project commenced commercial operations. All subsidy liabilities must be fully repaid to Illinois (without interest) by the end of the actual useful life of the project but no later than 20 years from the date the project commenced commercial operations.

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

USEB is required by the Countryside Fund to deposit funds into the Illinois Accounts for repayment of the Illinois subsidy liability. The Illinois Accounts are classified as restricted cash and marketable securities in non-current assets on the Company’s balance sheet. The amount deposited into the Illinois Accounts is based upon the amount of subsidy received and contemplates an annual return sufficient to fund the current period subsidy liability repayment as it becomes due. Regular deposits combined with actual and expected returns on those deposits may not be sufficient to fully repay the respective liabilities as they become due. Should the amounts in the Illinois Accounts be insufficient to fully repay the obligations, any shortfall would have to be funded from the project’s operations.

Following is a summary of significant dates pertaining to a project’s participation in the Illinois Retail Rate Program.

Project	Commencement of Commercial Operations	Expiration of Illinois Retail Rate Program	Estimated Commencement of Repayment of Subsidy Liability (1)
Countryside	April, 2001	April, 2011	May, 2011
Dolton	May, 1998	May, 2008	June, 2008
Dixon Lee	July, 1999	July, 2009	August, 2009
Morris	December, 2000	December, 2010	January, 2011
Roxanna	November, 1999	November, 2009	December, 2009
Upper Rock	April, 2000	April, 2010	May, 2010
122nd Street	July, 1998	July, 2008	August, 2008
Brickyard	September, 1999	September, 2009	October, 2009
Streator	January, 2000	January, 2010	February, 2010
Willow Ranch	January, 1998	January, 2008	February, 2008

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

The funds held in the Illinois Accounts are currently invested in equities and fixed income securities. These investments are being managed by a third-party professional money manager with the investment allocations being approved by the management of the Company and USEB. The amount held in the Illinois Accounts as of March 31, 2006 was $27,518,000. The amount of the subsidy liability owed to Illinois as of March 31, 2006 was $58,180,000, before the unamortized discount. It is anticipated that repayments of the incentive will begin in 2008 and continue through 2021.

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

In the past, the annual reconciliation of estimated rates to the actual rates has resulted in both increases and decreases in retroactive revenue. USEB cannot predict whether any changes in future rates will result in increases or decreases in revenues from the Illinois projects. For the three months ended March 31, 2006, the Company received approximately 21% of its revenues from the subsidy paid under the Illinois Retail Rate Program.

NOTE K – TRANSACTIONS WITH AFFILIATES

USEB is a general partner in alternative energy and equipment finance transactions with related unconsolidated limited partnerships and collects management fees from the partnerships. Fees earned from such general partner undertakings for the three months ended March 31, 2006 and 2005 amount to $62,000 and $68,000, respectively.

USEB reimburses its shareholders, including the Company, for a majority of the costs incurred by them for the benefit of USEB. These costs include management and accounting salary and benefit costs, office expenses associated with the accounting services and an allocation of rent expenses. The total reimbursements for the three months ended March 31, 2006 and 2005 were $28,000 and $184,000, respectively. The decrease between periods is due to a reduction in the allocation of rent expenses.

NOTE L – FOREIGN CURRENCY TRANSACTIONS

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

As required by SFAS No. 52 - “Foreign Currency Translation” and SFAS No. 133 - “Accounting for Derivative Instruments and Hedge Activities”, USEB has adjusted the unhedged outstanding principal on the debt owed to the Countryside Fund to reflect the currency exchange rate as of the end of the financial reporting period. The gain or loss resulting from the adjustment of the outstanding principal from that recorded in the previous reporting periods is recorded as Foreign Currency Transaction Income (Loss).

Following is a summary of the Foreign Currency Translation account as of March 31, 2006 (the exchange rates are Canadian dollars per one US dollar and are stated whole dollars):

Currency Exchange Rate at Loan Origination, April 8, 2004	$1.3310
Currency Exchange Rate at March 31, 2005	$1.2096
Currency Exchange Rate at December 31, 2005	$1.1660
Currency Exchange Rate as of March 31, 2006	$1.1676
Cumulative Translation Adjustments Beginning of Reporting Period	$9,764,000
Cumulative Translation Adjustments End of Reporting Period	$9,640,000
Aggregate Adjustment for the Current Reporting Period Income /(Expense)	$124,000
Deferred Income Taxes Allocated to Adjustment in the Reporting Period	$(47,000)

NOTE M – OTHER COMPREHENSIVE INCOME/(LOSS)

Other Comprehensive Income(Loss) for the three months ended March 31, 2006 and 2005 is comprised of the following:

	Three Months Ended March 31
	2006	2005
Unrealized gains and losses on available for sale investment securities	$318,000	$(303,000)
Foreign currency exchange rates (see Note F)	(112,000)	36,000
Total:	$206,000	$(267,000)

NOTE N – DEFERRED INCOME TAXES

In accordance with Statement of Financial Accounting Standards No. 109 - “Accounting for Income Taxes” (“FAS 109”), the Company evaluates the likelihood of the near term future realization of the value of the net deferred tax assets. Such an evaluation includes an analysis of the anticipated near term generation of taxable income and the implementation of tax planning strategies. Potential future taxable income from projects yet to be acquired or developed is not included in the evaluation.

Based on this analysis and to comply with FAS No. 109, an increase in the valuation allowance of $410,000 was recorded against the net deferred tax assets during the three months ended March 31, 2006 increasing the total valuation allowance to $11,750,000. There was no adjustment to the valuation allowance during the three months ended March 31, 2005.

The establishment of the additional valuation allowance against the deferred tax asset will not have any effect on the Company’s ability to utilize existing net operating losses to offset future taxable income and will not have any effect on the Company’s cash flows. As of December 31, 2005, the Company has approximately $71,003,000 of Net Operating Losses being carried forward, expiring between 2006 and 2025.

NOTE O – COMMITMENTS AND CONTINGENCIES

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

Year	Commitments
2006	$386,000
2007	503,000
2008	365,000
2009	29,000
2010	−
Total	$1,283,000

Lease expenses for the Company were $64,500 and $61,300 for the three months ended March 31, 2006 and 2005, respectively.

In April, 2001, USEB acquired its Brookhaven, Countryside and Morris project entities from Yankee Energy Services Company (“YESCO”). Two of the projects, Countryside and Morris, produce electricity from landfill gas and participate in the Illinois Retail Rate program. As part of the transaction, the acquired entities entered into a secured, contingent acquisition consideration agreement with YESCO. The agreement stipulates that additional acquisition consideration will be due and payable should, for the Countryside and Morris projects, actual electricity rates received exceed established levels and should actual operation and maintenance expenses be beneath established amounts. The contingent obligation has a face amount of $4,700,000, accrues interest at a rate of 9.5% per annum and is secured by the assets of the entities. The amount of payment due, if any, is calculated and paid on a quarterly basis. The contingent obligation terminates on March 31, 2011 and all unpaid balances remaining are forgiven. Consideration paid under this agreement is treated as an operating expense in the Company’s financial statements.

In December 2005, two stockholders of the Company commenced a suit entitled Bernard Zahren and Frederick Rose v. U.S. Energy Systems, Inc., et al. in the Delaware Court of Chancery, New Castle County (Civil Action No. 1814-N), against the Company, the current directors of the Company, certain former directors and officers of the Company and the Countryside Fund and an affiliate thereof, alleging, among other things, that the defendants violated or will violate the Delaware General Corporation Law and fiduciary duties to the Company's stockholders in connection with the Company's sale of USE Canada to the Countryside Fund, the consummation of the financing transaction between USEB and the Countryside Fund, the acquisition of Viking Petroleum (as defined below) and the related transactions and the benefits paid or to be paid in connection therewith. The plaintiffs seek damages (though a specific dollar amount is not indicated) and equitable relief. The various defendants have either moved to dismiss the action or obtained an extension of time to respond to the complaint. In the event the suit is neither settled nor dismissed, the Company intends to defend the suit vigorously.

USEB had provided the buyers related to certain installment sale notes with tax indemnifications related to the validity of the Section 29 tax credits generated by the assests sold to the buyers. US Energy Systems has no liability in the indemnifications other than through its ownership interests in USEB. To date, there have not been any claims made on these indemnifications. The Company will accrue any amounts related to these issues as they become quantifiable.

NOTE P – CONVERSION OF SERIES D PREFERRED SHARE

Effective on March 31, 2006, the Company caused the conversion of each share of its Series D Convertible Preferred Stock into four shares of common stock. A total of 916,666 share of the Series D Convertible Preferred Stock were converted into 3,666,664 shares of common stock. This conversion will reduce preferred dividends by approximately $495,000 per year. The conversion resulted in a decrease in preferred stock equity of $9,000 and an increase in common stock equity of $37,000.

NOTE Q – PENDING ACQUISITION

The Company, through its indirect 50% or greater owned subsidiary, UK Energy Systems Limited (the “Buyer”), is in the process of acquiring Viking Petroleum UK Limited (“Viking Petroleum”) which owns, directly or indirectly, six gas licenses containing 46 bcf (P1) of proved reserves and 16.4 bcf of probable reserves, for a cumulative 62.4 bcf (P2) of onshore gas in the United Kingdom. Specifically, in connection with an October 2005 Agreement (as defined below), the Buyer agreed on March 9, 2006 to (i) buy a 65.7% interest in Viking Petroleum for an aggregate of $69.00 and (ii) to repay the principal and interest (approximately $37 million as of March 9, 2006 and not to exceed approximately $40 million at closing) in loans issued by Viking Petroleum and its affiliates. The Buyer deposited $942,000 in an account which, with certain exceptions, is to be remitted to the sellers of this interest at closing. Completion of this purchase is subject to customary conditions. The Company is in the process of arranging financing for this transaction though the receipt of such financing is not a condition to closing.

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

As of March 31, 2006, the Company had expended $2,909,000 related to these transactions. Of this amount, $2,648,000 was expended during the three months ended March 31, 2006. As it is anticipated that these funds will applied against the Company’s equity funding requirement on the closing date, these expenditures are being treated as Other Assets on the consolidated financial statements. Should the acquisition not be consummated, these costs will be expensed.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The net loss of $1,974,000 for the three months ended March 31, 2006, represents an increase of $1,293,000 or 189% from the $681,000 net loss for the three months ended March 31, 2005. The increase in the loss is primarily the result of a decrease in revenues of $200,000, an increase in operating expenses of $682,000, an increase in general and administrative expenses of $144,000, compensation expense of $395,000 related to the vesting of previously granted stock options, a decrease in foreign currency translation income of $221,000, offset by a $507,000 increase in income related to the investment of the Illinois reserve accounts.

Revenues for the three months ended March 31, 2006 were $4,824,000 compared with $5,024,000 for the corresponding period representing a decrease of $200,000, 4%, from the prior corresponding period. This decrease was primarily due to a decrease of $346,000 related to reductions in rates per kilowatt hour (“kwh”) paid to certain USEB projects under the Illinois Retail Rate Program (see Note J to the Condensed Consolidated Financial Statements) offset by a $167,000 increase in revenues from the sale of landfill gas to be utilized as boiler fuel due to an increase in the volume of gas sold. For the three months ended March 31, 2006, the average net effective rate, which is equal to the gross rates less amounts deposited into the Illinois reserve accounts, received under the Program was $0.0496 per kwh sold compared with $0.0563 per kwh sold for the comparable 2005 period.

Total operating expenses for the three months ended March 31, 2006 were $2,861,000 representing an increase of $682,000, or 31%, from the $2,179,000 reported for the corresponding 2005 period. Operating expenses as a percentage of revenues were 59% and 43% for the three months ended March 31, 2006 and 2005, respectively. The increase is due to $189,000 of increases in scheduled non-capitalized maintenance expenses for USEB generation equipment, increases of $194,000 for third party operating and maintenance costs due to rate increases and $64,000 increases in production rental payments due to increases in associated sales volumes.

General and administrative expenses were $1,831,000 for the three months ended March 31, 2006, an increase of $539,000 from the $1,292,000 for the corresponding 2005 period. The increase was primarily due to a $167,000 increase in legal and accounting expenses and $395,000 of expense related to the vesting of options previously granted as required by the Statement of Financial Accounting Standards No. 123R.

The components of general and administrative expenses were as follows:

	Three Months Ended March 31
	2006	2005
Salary and Benefits	$441,000	$489,000
Salary - Vesting Options	395,000	—
Insurance	45,000	13,000
Corporate Expenses	455,000	477,000
Legal and Accounting	313,000	123,000
Countryside Development Fee	72,000	59,000
Royalty Expense	110,000	131,000
Total:	$1,831,000	$1,292,000

Depreciation and amortization expenses were $1,212,000 for the three months ended March 31, 2006 compared with $1,095,000 for the corresponding 2005 period representing an increase of $117,000 or 11%. The increase is related to depreciation associated with capital improvements on the USEB assets completed in 2005.

Interest and dividend income was $1,236,000 for the three months ended March 31, 2006 reflecting an increase of $428,000 from the $808,000 reported for the corresponding 2005 period. The components of interest and dividend income are as follows:

	Three Months Ended March 31
	2006	2005
Installment Sale Notes Receivable	$632,000	$689,000
Earnings – Illinois Reserve Accounts	497,000	(12,000)
Investments	107,000	131,000
Total:	$1,236,000	$808,000

The decrease in interest income related to the Installment Sale Notes Receivable for the 2006 period is the result of the continuing reduction in outstanding principal on the notes resulting from principal payments received on the notes. The increase in earnings in the Illinois Reserve Accounts is due to an increase in the amounts of funds invested in the accounts and an increase in the investment yield on the invested funds.

Interest expense was $2,790,000 for the three months ended March 31, 2006, representing an increase of $76,000, or 3%, from the $2,714,000 reported for the corresponding 2005 period. Interest expense is comprised of interest paid by USEB on the Countryside debt and the amortization of the discount associated with the accounting treatment of the Illinois subsidy (see note J to the consolidated financial statements). The interest expense associated with the Illinois subsidy does not have any effect on the Company’s cash flows. A comparison of the components of interest expense follows:

	Three Months Ended March 31
	2006	2005
CPIF Interest	$2,145,000	$2,183,000
Illinois Subsidy Amortization	645,000	531,000
Total:	$2,790,000	$2,714,000

Foreign Currency Translation income was $124,000 for the three months ended March 31, 2006 representing a decrease of $221,000 when compared to the $345,000 of such income reported for the corresponding 2005 period. This amount represents the adjustment, as required by SFAS 52, Foreign Currency Translations, to the outstanding principal owed to the Countryside Fund to reflect the change in the currency exchange rate from the start of the reporting period. The Canadian dollar to US dollar exchange rate increased to $1.1676 as of March 31, 2006 from $1.1660 as of December 31, 2005 resulting in a foreign currency translation gain for the three months ended March 31, 2006. See Note L to the Condensed Consolidated Financial Statements. The Canadian dollar to US dollar exchange rate was $1.2565 as of March 31, 2005 compared with $1.2096 as of December 31, 2004.

The provision for income taxes resulted in benefits of $505,000 and $111,000 for the three months ended March 31, 2006 and 2005, respectively. The benefits are based on an effective tax rate of 38% and for the three month period ended March 31, 2006 is net of a $410,000 increase in the valuation allowance against the deferred tax asset.

Gain on Disposal of a Segment of $150,000 for the three months ended March 31, 2005 represents residual income from the operations of USE Canada Energy Corp which was sold in 2004.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2006, unrestricted cash amounted to $7,623,000 compared with $11,301,000 of unrestricted cash at December 31, 2005, a reduction of $3,678,000. The decrease was primarily due to expenditures of $2,648,000 during this period related to the potential acquisition of Viking Petroleum. See Note Q to the Condensed Consolidated Financial Statements.

The financing arrangements between the Countryside Fund and the USEB projects require these projects maintain various restricted cash accounts, which, at March 31, 2006, amounted to $33,039,000 including $27,518,000 classified as a long term asset. These funds are presented as a long term asset as they are being reserved to retire the long term Illinois Subsidy Liabilities as they become due. These arrangements limit the ability of USEB and its subsidiaries to distribute funds to the Company or to make improvements or expand certain projects unless specified conditions are satisfied. See Note J to the Consolidated Financial Statements.

During the three months ended March 31, 2006, cash provided by operating activities was $226,000, a decrease of $10,000 from the $236,000 generated by operating activities for the three months ended March 31, 2005. This change is due to normal fluctuations of operating results between reporting periods.

Cash used in investing activities increased to $2,869,000 for the three months ended March 31, 2006, from $937,000 for the three months ended March 31, 2005, an increase of $1,932,000. This increase was primarily the result of $2,648,000 of expenditures related to the Viking Petroleum and related transactions. Its is anticipated that these funds will be utilized to satisfy the Company’s equity funding requirement at closing and as such are being classified as Other Assets in the consolidated financial statements.

Cash used in financing activities increased to $1,035,000 for the three months ended March 31, 2006, an increase of $500,000 from the $535,000 used in financing activities for the three months ended March 31, 2005. The decrease is primarily due to the payment of minority interest distributions related to the ownership of certain USEB project entities.

The Company, through an indirect 50% or greater owned subsidiary, is in the process of acquiring certain energy assets in the United Kingdom. The total expenditures to be incurred in connection with the acquisition of these assets is currently estimated to be approximately $78,000,000. Furthermore, in connection with this transaction, it is currently estimated that: (i) reserves of approximately $20,000,000 must be funded and (ii) additional capital expenditures required to modify or expand to these assets will require, during the next three years, approximately $34,000,000. It is anticipated that these expenditures will be funded through the Company’s available funds and external financing which may include project debt financing secured by the project assets. No assurance can be given that external financing will be available on terms acceptable to the Company, and if unavailable, the Company may be unable to complete the acquisition or fully realize the potential of such assets. It is currently contemplated that these transactions will be completed in mid to late June 2006 though no assurance can be provided in this regard.

Except as noted with respect to the acquisition of these energy assets and the related expenditures and subject to the risks discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, management believes that the Company has sufficient cash flow from operations and working capital to satisfy its current obligations under outstanding indebtedness, to finance anticipated capital expenditures and to fund working capital requirements during the next twelve months.

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

This Form 10-Q contains certain “forward looking statements” which represent our expectations or beliefs, including, but not limited to, statements concerning industry performance and our operations, performance, financial, growth and strategies. For this purpose, any statements contained in this Form 10-Q that are not statements of historical fact may be deemed to be forward looking statements. Without limiting the generality of the foregoing, words such as “may”, “will”, “expect”, “believe”, “anticipate”, “intend”, “could”, “estimate”, or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond our control, and actual results may differ materially depending on a variety of important factors which are noted herein, including but not limited to the potential impact of competition, changes in local or regional economic conditions, our ability to continue our growth strategy, dependence on management and key personnel, supervision and regulation issues and the ability to find financing on terms suitable to us. Additional factors which may impact our business, prospects, operating results and financial condition are described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various types of market risk in the normal course of our business, including the impact of interest rate changes, foreign currency exchange rate fluctuations, changes in equity investment prices and changes in corporate tax rates.

Generally the Company does not enter into any interest rate or derivative transactions as a hedge against these market risks as the underlying assets and investments are long-term in nature. However, the foreign currency hedge entered into by USEB as discussed in Note L to the Consolidated Financial Statements eliminates the impact of fluctuations in exchange rates on our Countryside debt service payments through March 31, 2007. This issue is discussed in more detail in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

PART II - Other Information

Item 1A Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition and/or operating results.

Item 6: Exhibits

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) certifications
31.2	Rule 13a-14(a)/15d-14(a) certifications
32.1	Section 1350 certification

 SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. ENERGY SYSTEMS, INC.

By:	/s/ Asher E. Fogel
	Asher E. Fogel Chief Executive Officer (Principal Executive Officer)	Dated: May 19, 2006

By:	/s/ Richard J. Augustine
	Richard J. Augustine Chief Accounting Officer (Principal Accounting and Financial Officer)	Dated: May 19, 2006