Form 10-Q
period 2006-06-30
U S ENERGY SYSTEMS INC
filed 2006-08-22
CIK 351917

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark one)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

YES ☐ NO ☒

State the number of shares outstanding of each of issuer’s classes of common equity, as of June 30, 2006: 17,340,360 shares of Common Stock

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
CONTENTS

PART I: Financial Information

U. S. ENERGY SYSTEMS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$4,644	$11,301
Restricted Cash and Marketable Securities	5,553	5,501
Accounts Receivable Trade (less allowance for doubtful accounts of $1,118 and $888 in 2006 and 2005, respectively)	657	2,198
Accounts Receivable Affiliates (less allowance for doubtful accounts of $511 in 2006 and 2005)	3,536	2,789
Notes and Interest Receivable, Current Portion	2,032	1,976
Other Current Assets	2,772	1,633
Total Current Assets	19,194	25,398

Restricted Cash and Marketable Securities	26,924	26,429
Property, Plant and Equipment, Net	38,549	40,306
Construction in Progress	198	198
Deferred Costs - UK Acquisition	4,860	261
Notes Receivable, less Current Portion	21,367	22,088
Investments	1,361	1,234
Debt Issuance Costs, Net of Accumulated Amortization	10,080	10,476
Goodwill	26,618	26,618
Foreign Currency Hedge	1,476	1,860
Deferred Tax Asset (less valuation allowance of $12,360 in 2006 and $11,340 in 2005)	16,394	13,878
Other Assets	65	283
TOTAL ASSETS	$167,086	$169,029

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$1,928	$1,879
Accounts Payable Trade and Accrued Expenses	3,246	4,083
Accounts Payable Affiliates	1,135	1,091
Deferred Revenue	272	272
Total Current Liabilities	6,581	7,325

Long-Term Debt, less Current Portion	90,001	87,282
Deferred Revenue	16,098	16,224
Deferred Royalty	5,170	5,379
Illinois Subsidy Liability	34,659	31,678
Total Liabilities	152,509	147,888

Commitments and Contingencies
Minority Interest	2,210	4,968

See notes to condensed consolidated financial statements
which are an integral part of the financial statements.
(continued)

U. S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	June 30, 2006	December 31, 2005
	(Unaudited)
STOCKHOLDERS EQUITY
Preferred Stock, $.01 par value, Authorized 10,000,000 Shares:
Series B, Cumulative, Convertible, Issued and Outstanding, 368 Shares, Liquidation Preference, $1,000 per share	$-	$-
Series C, Cumulative, Convertible, Issued and Outstanding, 38,809 Shares as of June 30, 2006 and 97,333 Shares as of December 31, 2005, Liquidation Preference, $30 per share	-	1
Series D, Cumulative, Convertible, Issued and Outstanding, 0 shares as of June 30, 2006 and 916,666 Shares as of December 31, 2005, Liquidation Preference, $9 per share	-	9

Common Stock, $.01 par Value, Authorized 50,000,000 Shares, Issued 17,786,290, outstanding 17,340,360 at 6/30/2006 and Issued 13,490,098, outstanding 13,044,109 at 12/31/2005.	178	135
Treasury Stock at Cost - 445,930 Shares	(2,204)	(2,204)
Additional Paid-In Capital	63,929	62,583
Accumulated Deficit	(51,419)	(46,528)
Other Comprehensive Income	1,883	2,177
Total Stockholders’ Equity	12,367	16,173

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$167,086	$169,029

See notes to condensed consolidated financial statements
which are an integral part of the financial statements.
(concluded)

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except Income(Loss) per Share)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005

Revenues	$4,732	$4,476	$9,556	$9,500
Costs and Expenses:
Operating Expenses	2,189	2,296	5,050	4,475
General and Administrative Expenses	2,257	1,223	4,088	2,430
Depreciation and Amortization	1,212	1,096	2,424	2,191
Income (Loss) from Joint Ventures	(30)	-	(145)	-
Total Costs and Expenses	5,628	4,615	11,417	9,096

(Loss) Income from Operations	(896)	(139)	(1,861)	404

Interest and Dividend Income	1,009	1,051	2,243	1,859
Foreign Currency Transaction Income (Expense)	(3,553)	1,307	(3,429)	1,652
Interest Expense	(2,779)	(2,706)	(5,569)	(5,420)
Other Income (Loss)	21	11	(42)	7

(Loss) Income before Taxes, Minority Interest and Disposal of Segment	(6,198)	(476)	(8,658)	(1,498)
Income Tax Benefit (Expense)	1,816	(25)	2,321	86
Minority Interest	1,465	(342)	1,446	(262)
Loss from Continuing Operations	(2,917)	(843)	(4,891)	(1,674)

Gain on Disposal of a Segment (Net of taxes)	-	-	-	150

Net Loss	(2,917)	(843)	(4,891)	(1,524)

Dividends on Preferred Stock	(8)	(206)	(200)	(413)

Net Loss Applicable to Common Stockholders	$(2,925)	$(1,049)	$(5,091)	$(1,937)

Other Comprehensive Loss:
Net Loss	$(2,917)	$(843)	$(4,891)	$(1,524)
Unrealized (Loss) Gain on Investments (Net of taxes)	(500)	11	(294)	(256)

Total Comprehensive Loss	$(3,417)	$(832)	$(5,185)	$(1,780)

See notes to condensed consolidated financial statements
which are an integral part of the financial statements.
(continued)

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(In thousands, except Income (Loss) per Share )

	THREE MONTHS ENDED		SIX MONTHS ENDED
	June 30 ,2006	June 30, 2005	June 30, 2006	June 30, 2005

NET INCOME(LOSS) PER SHARE OF COMMON STOCK:

Loss per Share of Common Stock Continuing Operations	$(0.17)	$(0.07)	$(0.33)	$(0.14)
Income per Share of Common Stock Discontinued Operations	__	__	__	$0.01
Net Loss per Share of Common Stock	$(0.17)	$(0.09)	$(0.34)	$(0.16)
Weighted Average Number of Common Shares Outstanding - Basic and Diluted	16,738	12,003	14,912	12,003

See notes to condensed consolidated financial statements
which are an integral part of the financial statements.
(concluded)

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	SIX MONTHS ENDED June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(4,891)	$(1,524)
Adjustments to Reconcile Net Loss to Net Cash Provided by (Used in) Operating Activities:
Depreciation and Amortization	2,424	2,191
Minority Interest	(1,446)	(1,473)
Foreign Currency Transaction	3,429	(1,652)
Deferred Taxes	(2,516)	(542)
Equity Gains In Subsidiary	(111)	-
Provision for Bad Debts	302	-
Stock Based Compensation	883	-

Increase (Decrease) in Cash Attributable to Changes in Operating Assets and Liabilities:
Accounts Receivable Trade	1,239	248
Accounts Receivable Affiliates	(747)	(275)
Foreign Currency Hedge	146	388
Other Current Assets	(442)	(282)
Other Assets	218	(45)
Accounts Payable Trade and Accrued Expenses	(837)	(140)
Accounts Payable Affiliates	43	(456)
Deferred Royalty	(209)	(133)
Deferred Revenue	(126)	(200)
Illinois Subsidy Liability	2,981	3,083

Net Cash Flows Provided by (Used in) Operating Activities	340	(812)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted Cash	(767)	(601)
Deferred Costs - UK Transaction	(4,599)	-
Payments of Notes Receivable	665	1,516
Purchase of Investments	(16)	(386)
Acquisition of Equipment and Leasehold Improvements	(272)	(450)

Net Cash (Used in)Provided by Investing Activities	(4,989)	79

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of Long-Term Debt	(746)	(667)
Minority Interest	(1,062)	-
Additional Paid in Capital	-	37
Dividends on Preferred Stock	(200)	(413)

Net Cash Used in Financing Activities	(2,008)	(1,043)

See notes to consolidated financial statements
which are an integral part of the financial statements.(continued)

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	SIX MONTHS ENDED June 30,
	2006	2005

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(6,657)	$(1,776)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	11,301	15,982

CASH AND CASH EQUIVALENTS - END OF PERIOD	$4,644	$14,206

Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$4,279		$4,356
Cash Paid For Taxes	$195		$18

Supplemental Schedule of Non-cash Financing
Conversion of Preferred Stock to Common Stock	$38	$	---

See notes to consolidated financial statements
which are an integral part of the financial statements.
(concluded)

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and Regulation S-X, and accordingly, do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. The results for the three and six months ended June 30, 2006 are not necessarily indicative of results for the full year or any other period. For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in the U.S. Energy Systems, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2005.

Certain reclassifications, primarily regarding related party activities, have been made to the prior year’s condensed consolidated financial statements to conform to the current year’s presentation.

NOTE B - BASIS OF REPORTING

The condensed consolidated financial statements of the Company include the accounts of the Company and its wholly owned and majority-owned subsidiaries. Investments in joint ventures are accounted for under the equity method. Investments in partnerships, in which our ownership does not exceed 1% are unconsolidated and carried at cost. All inter-company accounts and transactions have been eliminated in consolidation.

NOTE C - REVENUE RECOGNITION

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

NOTE D -LOSS PER SHARE DATA

Loss per share is computed by dividing the loss applicable to common stockholders by the weighted average number of common shares outstanding during the periods. In arriving at loss available to common stockholders, preferred stock dividends have been deducted. Potential common shares, amounting to 7,838,211 shares, have not been included due to their anti-dilutive effect for 2006.

NOTE E - STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board revised Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123R”), requiring companies to record share-based payment transactions as compensation expense at fair value on the grant date. SFAS 123R further defines the concept of fair market value as it relates to such arrangements. Based on SEC guidance issued in Staff Accounting Bulletin 107 in April 2005, the provisions of this statement are effective for the Company as of January 1, 2006.

The Company has elected to implement SFAS 123R using the modified prospective transition method, which requires compensation costs be recorded as earned for all unvested stock options outstanding at the beginning of the first fiscal year of adoption of SFAS 123R based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and for compensation costs for all share-based payments granted or modified subsequent to the adoption, based on fair value estimated in accordance with the provisions of SFAS 123R. The impact of SFAS 123R is reflected in the Company’s financial statements for the period ended June 30, 2006. In accordance with the modified prospective transition method, the Company has not restated the financial statements for prior periods and those statements do not include the impact of SFAS 123R. The Company recorded share-based compensation expense of $883,000 for the six months ended June 30, 2006.

The Company maintains the 2000 Executive Incentive Compensation Plan (the “2000 Plan”) which provides for the granting of stock options, stock appreciation rights, restricted stock, deferred stock and other stock related awards and incentive awards that may be settled in cash, stock or property. A summary of the Company’s stock option activity as of June 30, 2006 is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding, January 1, 2006	7,156,425	$3.67	4.96
Granted	33,333	4.30	5.00
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding, June 30, 2006	7,189,758	$3.67	4.96	$6,390,856

Exercisable, June 30, 2006	6,374,758	$3.77	4.96	$4,734,431

The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123R, Securities and Exchange Commission Staff Accounting Bulletin 107 and the Company’s prior pro-forma disclosures of net earnings, including the fair value of stock-based compensation. Key input assumptions used to estimate the fair value of stock options include the expected term until the exercise of the option, expected volatility of the Company’s stock, the risk free rate of return, option forfeiture rates, and dividends, if any. The expected term of the options is based on a historical weighted average of vesting periods. The expected volatility is derived from the historical volatility of the Company’s stock on the NASDAQ market. The risk-free interest rate is the yield from a Treasury bond or note corresponding to the expected term of the option. Option forfeiture rates are based on the Company’s historical forfeiture rates. The Company has not paid dividends on its common stock and does not expect to pay dividends on its common stock the near future.

The fair value of each option grant in 2006 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free Interest Rate	4.70%
Expected Option Life in Years	5.00
Expected Stock Price Volatility	0.68
Expected Dividend Yield	0.00%

Compensation costs for stock options with tiered vesting terms are recognized ratably over the vesting period. As of June 30, 2006, the total unrecognized compensation costs related to granted stock options is $1,063,000. These costs will be recognized over the next 18 months assuming no changes to the underlying assumptions.

During the three-month period ended June 30, 2006, options to acquire 33,333 shares of common stock were granted and 161,336 shares of common stock were issued relating to consulting agreements pursuant to the 2000 Plan.

NOTE F - FOREIGN CURRENCY

The functional currency for our foreign debt is the local currency, which is Canadian dollars. For this foreign debt, we translate assets and liabilities at the end-of-period exchange rates. We report transaction adjustments on inter-company foreign currency transactions in Other Comprehensive Income. Foreign currency transaction gains or losses are recognized in the period incurred and are included in Other Income (Loss) in the condensed consolidated statement of operations.

NOTE G - INVESTMENTS IN DERIVATIVES

The Company holds derivative financial instruments for the sole purpose of hedging the risks relating to changes in foreign currency exchange rates through March, 2007, the variability of which impacts future earnings and cash flows. The Company documents its risk management strategy and hedge effectiveness at the inception of and during the term of the hedge. Changes in the fair market value of our foreign currency cash flow hedge derivatives are recorded each period in other comprehensive income.

NOTE H - SUBSIDIARIES AND AFFILIATES

On May 11, 2001 we, together with Cinergy Energy Solutions Inc. (“Cinergy Energy”), acquired through a merger, Zahren Alternative Power Corporation, and renamed such entity U.S. Energy Biogas Corp (“USEB”). The Company owns 54.26% and Cinergy Energy Solutions, Inc, a wholly owned subsidiary of Cinergy Corp. (“Cinergy”), owns 45.74% of USEB.

NOTE I - RESTRICTED CASH AND MARKETABLE SECURITIES

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

Restricted cash and marketable securities were as follows:

	June 30, 2006	December 31, 2005
Illinois Subsidy Liability Reserve Accounts	$26,924,000	$26,429,000
Improvement Reserve	3,426,000	3,367,000
Debt Service Reserve	2,097,000	2,104,000
Project Contract Reserve	30,000	30,000
Totals	$32,477,000	$31,930,000

Included in the Illinois Accounts at June 30, 2006 is $24,924,000 that is managed by a professional investment manager under investment allocation parameters established by the Company. Of such sum, $15,950,000 is invested in equity fund accounts, $7,570,000 is invested in debt accounts, and $1,404,000 is held in cash or cash equivalent accounts. These investments, which are classified as available for sale, are carried at fair value, with unrealized gains and losses, net of any tax effects, reported in Stockholders’ Equity as Accumulated Other Comprehensive Income (Loss). The original cost of the investments is $21,417,000.

NOTE J - ILLINOIS RETAIL RATE PROGRAM

USEB has ten operating projects in Illinois, which are receiving a subsidy for each kilowatt hour (“kwh”) of electricity sold to the local utility under the Illinois Retail Rate Program. In accordance with the Illinois Retail Rate Program, the utility has contracted, for a ten-year period, with each project to purchase electricity for an amount that exceeds the utility’s Avoided Cost (what it would otherwise pay for the generation of electricity). The excess paid above avoided cost is the subsidy. The utility then receives a tax credit from the State of Illinois (“Illinois”) equal to the amount of that excess. Each project is obligated to begin to repay the subsidy to Illinois after the project has recouped its capital investment and retired all debt associated with the financing and construction of the project but, in any case, no later than ten years from the date the project commenced commercial operations. All subsidy liabilities must be fully repaid to Illinois (without interest) by the end of the actual useful life of the project but no later than 20 years from the date the project commenced commercial operations.

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

Following is a summary of significant dates pertaining to each project’s participation in the Illinois Retail Rate Program.

	Commencement of	Expiration of Illinois	Estimated Commencement of
Project	Commercial Operations	Retail Rate Program	Repayment of Subsidy Liability (1)

Countryside	April, 2001	April, 2011	May, 2011
Dolton	May, 1998	May, 2008	June, 2008
Dixon Lee	July, 1999	July, 2009	August, 2009
Morris	December, 2000	December, 2010	January, 2011
Roxanna	November, 1999	November, 2009	December, 2009
Upper Rock	April, 2000	April, 2010	May, 2010
122nd Street	July, 1998	July, 2008	August, 2008
Brickyard	September, 1999	September, 2009	October, 2009
Streator	January, 2000	January, 2010	February, 2010
Willow Ranch	January, 1998	January, 2008	February, 2008

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

The funds held in the Illinois Accounts are currently invested in equities and fixed income securities. These investments are being managed by a third-party professional money manager with the investment allocations being approved by the management of the Company and USEB. The amount held in the Illinois Accounts as of June 30, 2006 was $26,924,000. The amount of the subsidy liability owed to Illinois as of June 30, 2006 was $60,108,000, before the unamortized discount. It is anticipated that repayments of the incentive will begin in 2008 and continue through 2021.

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

In the past, the annual reconciliation of estimated rates to the actual rates has resulted in both increases and decreases in retroactive revenue. USEB cannot predict whether any changes in future rates will result in increases or decreases in revenues from the Illinois projects. For the three and six months ended June 30, 2006, the Company received approximately 22% of its revenues from the subsidy paid under the Illinois Retail Rate Program.

NOTE K - TRANSACTIONS WITH AFFILIATES

USEB is a general partner in alternative energy and equipment finance transactions with related unconsolidated limited partnerships and collects management fees from the partnerships. Fees earned from such general partner undertakings for the three and six months ended June 30, 2006 were $62,000 and $124,000 respectively compared with $58,000 and $126,000 for the comparable 2005 periods.

USEB reimburses its shareholders, including the Company, for a majority of the costs incurred by them for the benefit of USEB. These costs include management and accounting salary and benefit costs, office expenses associated with the accounting services and an allocation of rent expenses. The total reimbursements for the three and six months ended June 30, 2006 were $25,000 and $53,000 respectively compared with $5,000 and $189,000 for the comparable 2005 periods.

NOTE L - FOREIGN CURRENCY TRANSACTIONS

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

As required by Statement of Financial Accounting Standards No. 52 - “Foreign Currency Translation” and Statement of Financial Accounting Standards No. 133 - “Accounting for Derivative Instruments and Hedge Activities”, USEB has adjusted the unhedged outstanding principal on the debt owed to the Countryside Fund to reflect the currency exchange rate as of the end of the financial reporting period. The gain or loss resulting from the adjustment of the outstanding principal from that recorded in the previous reporting periods is recorded as Foreign Currency Transaction Income (Loss).

Following is a summary of the Foreign Currency Translation account as of June 30, 2006 (the exchange rates are Canadian dollars per one US dollar and are stated whole dollars):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Currency Exchange Rate at Loan Origination, April 8, 2004	$1.3310	$1.3310
Currency Exchange Rate at December 31, 2005	$1.1660	$1.1660
Currency Exchange Rate as of March 31, 2006	$1.1676	$1.1676
Currency Exchange Rate as of June 30, 2006	$1.1201	$1.1201
Cumulative Translation Adjustments Beginning Of Reporting Period	$9,640,000	$9,764,000
Cumulative Translation Adjustments End Of Reporting Period	$13,193,000	$13,193,000
Aggregate Adjustment for the Current Reporting Period	$3,553,000	$3,429,000
Deferred Income Taxes Allocated To Adjustment in the Reporting Period	$1,375,000	$1,328,000

NOTE M - OTHER COMPREHENSIVE INCOME/(LOSS)

Other Comprehensive Income (Loss) for the three and six months ended June 30, 2006 and 2005 is comprised of the following:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Unrealized gains and (losses) on investments available for sale	$(438,000)	$215,000	$(119,000)	$(88,000)
Foreign currency exchange rates (see Note F)	(62,000)	(204,000)	(175,000)	(168,000)
Total	$(500,000)	$11,000	$(294,000)	$(256,000)

NOTE N - DEFERRED INCOME TAXES

In accordance with Statement of Financial Accounting Standards 109 - “Accounting for Income Taxes” (“SFAS 109”), the Company evaluates the likelihood of the near term future realization of the value of the net deferred tax assets. Such an evaluation includes an analysis of the anticipated near term generation of taxable income and the implementation of tax planning strategies. Potential future taxable income from projects yet to be acquired or developed is not included in the evaluation.

Based on this analysis and to comply with SFAS No. 109, an increase in the valuation allowance of $610,000 and $1,020,000 was recorded against the net deferred tax assets for the three and six months ended June 30, 2006, respectively, increasing the total valuation allowance to $12,360,000. There were no adjustments to the valuation allowance during the three or six months ended June 30, 2005.

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

NOTE O - COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries have various financial commitments under office and equipment leases and under the Development Agreement with the Countryside Fund. The office and equipment leases expire on various dates. The $288,000 obligation under the Development Agreement with the Countryside Fund expires in March, 2009. Financial commitments for the next five years are:

Year	Commitments
2006	$173,000
2007	335,000
2008	323,000
2009	79,000
2010	−
Total	$910,000

Lease expenses for the Company were $134,000 and $207,000 for the three and six months ended June 30, 2006 and $76,000 and $122,000 for the three and six months ended June 30, 2005, respectively.

In April, 2001, USEB acquired its Brookhaven, Countryside and Morris project entities from Yankee Energy Services Company (“YESCO”). Two of the projects, Countryside and Morris, produce electricity from landfill gas and participate in the Illinois Retail Rate program. As part of the transaction, the acquired entities entered into a secured, contingent acquisition consideration agreement with YESCO. The agreement stipulates that additional acquisition consideration will be due and payable should, for the Countryside and Morris projects, actual electricity rates received exceed established levels and should actual operation and maintenance expenses be beneath established amounts. The contingent obligation has a face amount of $4,700,000, accrues interest at a rate of 9.5% per annum and is secured by the assets of the entities. The amount of payment due, if any, is calculated and paid on a quarterly basis. The contingent obligation terminates on March 31, 2011 when all unpaid balances remaining are forgiven and all security interests in the associated collateral will be released. Consideration paid under this agreement is treated as an operating expense in the Company’s financial statements.

USEB had provided the buyers related to certain installment sale notes with tax indemnifications related to the validity of the Section 29 tax credits generated by the assests sold to the buyers. US Energy Systems has no liability in the indemnifications other than through its ownership interests in USEB. To date, there has not been any claims made on these indemnifications. The Company will accrue any amounts related to these issues as they become quantifiable.

On June 13, 2006, an affiliate of the Countryside Fund filed a lawsuit against us in the Supreme Court of the State of New York, New York County, entitled Countryside U.S. Power Inc. v U.S. Energy Systems, Inc., (Index No. 602079/2006), Countryside asserts two causes of action for breach of contract relating to the Development Agreement by and among Countryside, us and Cinergy Solutions, Inc., dated April 8, 2004. Countryside alleges that we breached the Development Agreement by failing to pay monthly fees (first cause of action) and failing to provide certain office services to Countryside (second cause of action). Countryside seeks damages in the amount of $1,163,244 on the first cause of action, $745,152 on the second cause of action, and unspecified attorneys’ fees pursuant to a third cause of action based on an indemnification provision in the Development Agreement, together with interest and costs. If we are unable to settle this action, as to which no assurance can be given, we intend to defend it vigorously.

NOTE P - CONVERSION OF PREFERRED STOCK

Effective on March 31, 2006, the Company caused the conversion of each share of its Series D Convertible Preferred Stock into four shares of common stock. A total of 916,666 shares of the Series D Convertible Preferred Stock were converted into 3,666,664 shares of common stock. This conversion will reduce preferred dividends by approximately $495,000 per year. The conversion resulted in a decrease in preferred stock equity of $9,000 and an increase in common stock equity of $37,000.

Effective on June 26, 2006, stockholders owning 58,524 of the Company’s Series C Convertible Preferred Stock exchaged such shares for 468,192 shares of common stock. This conversion will reduce preferred dividends by approximately $105,000 per year. This conversion resulted in a decrease in preferred stock equity of $1,000 and an increase in common equity of $4,600.

NOTE Q -SUBSEQUENT EVENT - UK ACQUISITION

On August 7, 2006, we completed our acquisition and financing (the “UK Transaction”) of certain energy assets in the United Kingdom through certain of our subsidiaries. The assets (the “UK Assets”) acquired include (i) gas licenses for approximately 100,000 acres of onshore natural gas properties and mineral rights in North Yorkshire, England (the “Gas Licenses”), containing approximately 62.4 bcf (P2) of proved and probable reserves (consisting of approximately 46 bcf (P1) of proved reserves and approximately 16.4 bcf of probable reserves), (ii) the Knapton Generating Station, a 42 MW gas-fired power plant associated with and located in the vicinity of the natural gas reserves in North Yorkshire, England, (iii) and certain related gas gathering and processing assets. As part of the UK Transaction, our subsidiaries entered into a power purchase agreement and a gas sales agreement with Scottish Power Energy Management (“Scottish Power”) under which Scottish Power is required to take all of the electricity generated by the Knapton Generating Station and all of the natural gas produced from the associated reserves up to 100 bcf for a term of up to 12 years. We paid approximately $70.1 million and issued rights to acquire up to 2.4 million shares of our common stock, to acquire the UK Assets. The financing of the UK Transaction provided approximately $166.3 million for, among other things, the acquisition of the UK Assets, for certain reserves required by the terms of the financing and for working capital to be used by our subsidiaries for the operation and upgrading of the UK Assets and the proposed increased production of natural gas from the reserves covered by the Gas Licenses. These loans mature in 2013 and 2014, subject to acceleration or mandatory prepayments upon the occurrence of certain events, and are currently secured by substantially all of our and our subsidiaries assets, other than our USEB assets.

We, through GBGH, LLC (“GBGH”), in which we own a 79% interest, intend to further develop the natural gas fields subject to the Gas Licenses in a several phase process which will involve resolving certain operational issues, expanding the gas collection system, constructing a pipeline and making modifications to the Knapton Generating Station (the “Expansion”).

We also entered into various hedging and similar arrangements with respect to, among other things, gas and electricity prices, interest and currency rates, and carbon emission allowances. Our gas and electric hedges assure us that we will receive not less than specified prices for the sale of electricity from the Knapton Generating Station until August 2009 and for the sale of gas from the facility in 2010 and 2011. Our currency and interest rate hedges ensure that the results of operations with respect to our UK activities will not be adversely impacted, until at least August 2009, as a result of fluctuation in such rates. Our hedge with respect to carbon emission allowances ensures that we will be able to purchase such allowances, if needed, at fixed prices through December 31, 2007.

The financing arrangement we entered into with respect to the UK transaction require that GBGH set aside funds for various purposes, including maintenance and the Expansion. Management believes that such funds are sufficient for such purposes, including the completion of the Expansion. Nonetheless, we agreed, pursuant to an equity support agreement, to provide additional funds to GBGH as follows: (i) ₤2.66 million (approximately $5,000,000 based upon the exchange rate in effect on or about August 7, 2006) no later than September 7, 2007 to cover certain of GBGH’s maintenance expenses; (ii) to cover certain shortfalls in the reserve account for Expansion; (iii) $20,000,000, less specified amounts, upon default under specified financing arrangements; (iv) up to $4 million for certain breaches of warranties (or the discovery of certain negative information) arising with respect to the agreements pursuant to which we acquired the UK Assets; (v) $20 million, if GBGH elects to extend the initial interest rate and currency hedge agreements which is due to expire on August 7, 2009, and (vi) if GBGH enters into one or more replacement interest rate and currency hedge agreements, the amounts payable as an upfront fee or premium to the providers thereunder.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

See Note Q - Subsequent Event - UK Transaction for information regarding the UK Transaction

RESULTS OF OPERATIONS

The net loss of $2,917,000 for the three months ended June 30, 2006, represents an increase of $2,074,000 or 246% from the $843,000 net loss for the three months ended June 30, 2005. The increase in the loss is primarily the result of changes in the expense or income related to foreign currency transaction associated with USEB’s Countryside debt. For the three months ended June 30, 2006, foreign currency transaction resulted in an expense of $3,553,000 while for the three months ended June 30, 2005, foreign currency transaction resulted in income of $1,307,000. The total change between the comparative periods related to foreign currency transaction was $4,860,000 or $3,013,000 after adjusting for taxes.

The net loss of $4,891,000 for the six months ended June 30, 2006, represents an increase of $3,217,000 or 192% from the $1,674,000 net loss from continuing operations for the six months ended June 30, 2005. The increase in the loss is primarily the result of changes in the expense or income related to foreign currency transaction associated with USEB’s Countryside debt. For the six months ended June 30, 2006, foreign currency transaction resulted in an expense of $3,429,000 while for the six months ended June 30, 2005, foreign currency transaction resulted in income of $1,652,000. The total change between the comparative periods related to foreign currency transaction was $5,081,000 or $3,150,000 after adjusting for taxes.

Revenues for the three and six months ended June 30, 2006 were $4,732,000 and $9,556,000, respectively, compared with $4,476,000 and $9,500,000 for the corresponding 2005 periods, representing increases of $256,000, or 6%, and $56,000, or 1% from the prior corresponding period. For the three months ended June 30, 2006, the increase of $256,000 was primarily due to a $124,000 increase in the volume of landfill gas sold for utilization as boiler fuel and a $346,000 increase due to an increase in the average rate per kilowatt hour (“kwh”) sold, offset by a $155,000 decrease due to a reduction in kwh output sold and a $60,000 decrease in other miscellaneous income. For the six months ended June 30, 2006, the $56,000 increase was primarily due to a $357,000 increase in the volume of landfill gas sold for utilization as boiler fuel and a $42,000 increase due to an increase in the average rate per kwh sold offset by a $198,000 decrease due to a reduction in kwh output sold and $131,000 decrease in miscellaneous income.

Operating expenses for the three and six months ended June 30, 2006 were $2,189,000 and $5,050,000, respectively, compared with $2,296,000 and $4,475,000 for the corresponding 2005 periods, representing a decrease of $107,000, or 5%, and an increase of $575,000, or 13%, from the prior corresponding period. Operating expenses as a percentage of revenues were 46% and 53% for the three and six months ended June 30, 2006 compared with 51% and 47% for the corresponding 2005 periods, respectively. For the three month period, the decrease was primarily due to an $83,000 increase in production rental payments due to increases in associated sales volumes and a $40,000 increase in third party operating and maintenance costs due to rate increases offset by a $162,000 reduction in site lease expenses. For the six month period, the increase was primarily due to a $153,000 increase in production rental payments due to increase in associated sales volumes, a $224,000 increase in third party operating and maintenance costs due to rate increases and a $105,000 increase in scheduled, non-capitalized maintenance expenses for USEB’s generation equipment.

General and administrative expenses were $2,257,000 and $4,088,000 for the three and six months ended June 30, 2006, respectively, resulting in an increase of $1,034,000 or 84% and $1,658,000 or 68% from the $1,223,000 and $2,430,000 for the corresponding 2005 periods. The increase for the three months was primarily due to a $302,000 increase in the allowance for doubtful accounts (included in Corporate Expense) and $488,000 of expense related to the vesting of previously granted options as required by the SFAS 123R. The increase for the six months was primarily due to a $251,000 increase in legal and accounting fees, a $302,000 increase in the allowance for doubtful accounts (included in Corporate Expense) and $883,000 of expense related to SFAS 123R. As of June 30, 2006, the total unrecognized compensation costs related to granted stock options is $1,063,000. These costs will be recognized over the next 18 months.

The components of general and administrative expenses were as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Salary and Benefits	$500,000	$543,000	$940,000	$1,033,000
Compensation Expense - Vesting Options	488,000	−	883,000	−
Insurance	44,000	75,000	89,000	88,000
Corporate Expenses	732,000	242,000	1,187,000	633,000
Legal and Accounting	271,000	210,000	584,000	333,000
Countryside Development Fee	73,000	72,000	145,000	131,000
Royalty Expense	149,000	81,000	260,000	212,000
Total:	$2,257,000	$1,223,000	$4,088,000	2,430,000

Depreciation and amortization expenses were $1,212,000 and $2,424,000 for the three and six months ended June 30, 2006 compared with $1,096,000 and $2,191,000 for the corresponding 2005 periods representing an increase of $116,000 and $233,000 or 11% for each period. The increase is related to depreciation associated with capital improvements on the USEB assets completed in 2005. We anticipate that such expenses will increase in the future as a result of the amortization of debt issuance and other costs associated with completing the UK transaction and the potential depreciation associated with the UK assets.

Interest and dividend income was $1,009,000 and $2,243,000 for the three and six months ended June 30, 2006 compare with $1,051,000 and $1,859,000 reported for the corresponding 2005 periods, as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Notes Receivable	$635,000	$746,000	$1,267,000	$1,374,000
Earnings - Illinois Reserve Accounts	173,000	261,000	668,000	249,000
Investments	201,000	44,000	308,000	236,000
Total:	$1,009,000	$1,051,000	$2,243,000	$1,859,000

Interest expense was $2,779,000 and $5,569,000 for the three and six months ended June 30, 2006, representing an increase of $73,000 and $149,000, or 3% for both periods, from the $2,706,000 and $5,420,000 reported for the corresponding 2005 periods. Interest expense is comprised of interest paid by USEB on the Countryside debt and the amortization of the discount associated with the accounting treatment of the Illinois subsidy (see note J to the condensed consolidated financial statements). The interest expense associated with the Illinois subsidy does not have any effect on the Company’s cash flows. A comparison of the components of interest expense follows:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
CPIF Interest	$2,134,000	$2,175,000	$4,279,000	$4,358,000
Illinois Subsidy Amortization	645,000	531,000	1,290,000	1,062,000
Total:	$2,779,000	$2,706,000	$5,569,000	$5,420,000

We anticipate that interest expense will increase significantly in the future as a result of the $166.3 million of debt incurred in the financing associated with the UK transaction.

Foreign Currency Transaction Expense for the three and six months ended June 30, 2006 was $3,553,000 and $3,429,000 respectively, compared with Foreign Currency Transaction Income for the three and six months ended June 30, 2005 of $1,307,000 and $1,652,000, respectively. These amounts represent the adjustments, as required by SFAS 52, Foreign Currency Translations, to the outstanding principal owed to the Countryside Fund to reflect the change in the currency exchange rate from the start of the reporting periods to the end of the reporting periods. The Canadian dollar to US dollar exchange rate decreased to $1.1201 as of June 30, 2006 from $1.1676 as of March 31, 2006 and from $1.1660 as of December 31, 2005. See Note L to the Condensed Consolidated Financial Statements. The Canadian dollar to US dollar exchange rate was $1.2287 as of June 30, 2005, $1.2096 as of March 31, 2005 and $1.2047 as of December 31, 2004.

The provision for income taxes for the three and six months ended June 30, 2006 and 2005 was a benefit of $1,816,000 and an expense of $25,000 for the three months, respectively and a benefit of $2,321,000 and $86,000 for the six months, respectively. The provisions for taxes are based on an effective tax rate of 38% and for the three and six month periods ended June 30, 2006 are net of a $1,020,000 and $410,000 increase in the valuation allowance against the deferred tax asset, respectively.

Gain on Disposal of a Segment of $150,000 for the six months ended June 30, 2005 represents residual income from the operations of USE Canada Energy Corp which was sold in 2004.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2006, unrestricted cash amounted to $4,644,000 compared with $11,301,000 of unrestricted cash at December 31, 2005, a reduction of $6,657,000. The decrease was primarily due to expenditures of $4,599.000 during this period related to the UK transaction. See Note Q to the Condensed Consolidated Financial Statements.

During the six months ended June 30, 2006, cash provided by operating activities was $340,000, an increase of $1,152,000 from the $812,000 used by operating activities for the six months ended June 30, 2005. The increase was due primarily to a $79,000 decrease in interest paid on the Countryside debt, a $384,000 increase in interest and dividend income and a $519,000 increase related to the collection of trade accounts receivable offset by a $198,000 decrease related to the payment of accounts payable.

Cash used in investing activities increased to $4,989,000 for the six months ended June 30, 2006, compared to $79,000 of cash provided by investing activities for the six months ended June 30, 2005, an increase of $5,068,000. This increase was primarily the result of $4,599,000 of expenditures related to the UK transaction. These funds were utilized to satisfy the Company’s equity funding requirement at closing and as such are being classified as Other Assets in the consolidated financial statements.

Cash used in financing activities increased to $2,008,000 for the six months ended June 30, 2006, an increase of $965,000 from the $1,043,000 used in financing activities for the six months ended June 30, 2005. The decrease is primarily due to the payment of minority interest distributions related to the ownership of certain USEB project entities offset by a reduction in preferred dividends due to the conversion of the Company’s Series D preferred stock

Effective on April 1, 2007, USEB’s foreign currency hedge agreement which fixes the Canadian dollar to US Dollar exchange rate expires. As USEB is required to make payments to Countryside in Canadian dollars, USEB will be subject to adjustments in debt service payments made to Countryside to reflect existing exchange rates upon the expiration of the existing hedging arrangement. While USEB is required to hedge at least 75% of its future debt service payments to Countryside, any new hedging arrangement will result in an adjustment to the amount of US dollar debt service payments made by USEB. Based upon the exchange rate existing as of June 30, 2006, USEB’s debt service payments to Countryside will increase by approximately $157,000 per month beginning in April of 2007. This amount is subject to fluctuations in the exchange rate. It is anticipated that USEB’s operations will absorb the increase in the debt service payments but no assurance can be given in this regard.

The financing arrangements between the Countryside Fund and the USEB projects require these projects maintain various restricted cash accounts, which, as of June 30, 2006, amounted to $32,447,000 including $26,924,000 classified as a long-term asset. These funds are presented as a long-term asset as they are being reserved to retire the long term Illinois Subsidy Liabilities as they become due.

The financing arrangement we entered into with respect to the UK transaction requires that GBGH set aside funds for various purposes, including maintenance and the Expansion. See Note Q to the Consolidated Financial Statements. Management believes that the funds provided by the financing arrangements are sufficient for such purposes, including the completion of the Expansion. Nonetheless, we agreed, pursuant to an equity support agreement, to provide additional funds to GBGH as follows: (i) ₤2.66 million (approximately $5,000,000 based upon the exchange rate in effect on or about August 7, 2006) no later than September 7, 2007 to cover certain of GBGH’s maintenance expenses; (ii) to cover certain shortfalls in the reserve account for Expansion; (iii) $20,000,000, less specified amounts, upon default under specified financing arrangements; (iv) up to $4 million for certain breaches of warranties (or the discovery of certain negative information) arising with respect to the agreements pursuant to which we acquired the UK Assets; (v) $20 million, if GBGH elects to extend the initial interest rate and currency hedge agreements which is due to expire on August 7, 2009, and (vi) if GBGH enters into one or more replacement interest rate and currency hedge agreements, the amounts payable as an upfront fee or premium to the providers thereunder.

The Countryside and UK Transaction financing arrangements generally limit or prohibit our principal cash generating subsidiaries from (i) making improvements or expanding certain projects unless specified conditions are satisfied; and/or (ii) distributing funds to US Energy, at the parent company level. As a result of these limitations and the expenditures incurred in connection with, among other things, the UK Transaction, we estimate that, at the parent company level, US Energy will require additional funds for general corporate and working capital purposes. We anticipate that a portion of the funds required will be generated by the exercise of outstanding in-the-money stock options and from external financing we intend to obtain. However, as previously noted, our ability to raise additional funds is restricted by these financing arrangements which, among other things, limit our and our subsidiaries ability to issue equity, incur debt or sell assets. In particular, the Silver Point financing arrangement prohibits US Energy, at the parent company level, from incurring any further debt and requires US Energy, with certain exceptions, to prepay the Silver Point loan if we or our subsidiaries issue equity (provided that only 50% of the net proceeds in excess of the first $3 million from issuances of our equity is to be applied to reduce such loan). Further, Silver Point has the exclusive right to arrange financing for us through December 2006. Accordingly, no assurance can be given that we will be able to obtain the necessary funding on acceptable terms.

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

PART II - Other Information

Item 1A Risk Factors

In addition to the information set forth in this report, and the risk factors discussed below, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company.

We are required to pay approximately $47 million and a $23.3 million loan becomes immediately payable if our stockholders do not approve the issuance of the shares of our common stock issuable in connection with the UK Transaction.

In connection with the UK Transaction and the related financing arrangements, we issued warrants and other convertible securities (collectively, the “Rights”) to acquire up to 8,074,000 shares (the “Shares”) of our common stock, subject to increase as described below. The NASDAQ Stock Market requires that our stockholders approve issuances and potential issuances of more than 3,342,000 Shares. Our financing arrangements provide that if stockholder approval is not obtained by November 6, 2006, subject to an additional 59 days in specified circumstances, we are required to pay our financing sources approximately $ 47 million and our $23.3 million Silver Point loan becomes payable immediately. In such event, we will also be required (and are permitted under NASDAQ’s rules) to allow approximately 3,342,000 Shares with respect to the Rights to become exercisable. We do not currently have the funds to make these payments and no assurance can be given that such funds, if required, will be available.

We may be required to issue Rights to acquire an additional 3,998,000 shares if we do not obtain USEB’s guaranty of the Silver Point financing arrangements by December 31, 2006.

Our financing arrangements with Silver Point provides that USEB, by December 31, 2006, must guaranty (the “USEB Guaranty”) the $23.3 million Silver Point financing. If the guaranty is not timely provided, we are required to issue to Silver Point Rights to acquire 3,998,000 Shares (the “Additional Shares”) in addition to the 8,074,000 Shares issuable as described above. We need the consent of Cinergy Energy Solutions, Inc., our minority partner in USEB, and the Countryside Power Income Fund or its affiliates, to obtain this guaranty. We are involved in litigation with the Countryside Fund and no assurance can be given that Cinergy or the Countryside Fund will consent to the issuance of the USEB Guaranty. See “Item 5: Other Events”

Our stockholders may be diluted as a result of the issuance of the Rights.

In connection with the UK Transaction and the related financing arrangements, we issued Rights allowing the issuance of up to 8,074,000 Shares (subject to increase for the Additional Shares). Of these Rights (as well as the Rights to acquire the Additional Shares): (i) Rights to acquire 5,074,000 Shares are exercisable at an exercise price of $0.01 per share; and (ii) the $0.01 exercise price of Rights to acquire 4,488,780 of these Shares will be reduced (and the number of Shares to be issued will increase) on a weighted average basis if we issue common stock or rights to acquire common stock at a price per share (the “Trigger Price”) below the greater of $3.00 or fair market value (as determined pursuant to the applicable Right). Your equity interests in US Energy may be diluted as a result of these issuances, the potential issuances that may result from the failure to obtain the USEB Guaranty on a timely basis and as a result of the application of these anti-dilution adjustments.

We may require additional capital to fund our general corporate and working capital requirements.

We estimate that at the parent company level, US Energy will require additional funds for general corporate and working capital purposes. As a result of limitations imposed by our various financing arrangements, funds for such purposes are generally not available from cash flows generated by our subsidiaries, as such subsidiaries are restricted in their ability to make distributions to us. Our ability to raise additional funds is restricted by our financing arrangements which, among other things, limit our and our subsidiaries ability to issue equity, incur debt or sell assets. In particular, the Silver Point financing arrangements prohibits us, at the parent company level, from incurring any additional debt and requires us, with certain exceptions, to prepay the Silver Point loan if we or our subsidiaries issue equity (provided that only 50% of the net proceeds in excess of the first $3 million from issuances of equity is to be applied to reduce such loan). Further, Silver Point has the exclusive right to arrange financing for us through December 2006. No assurance can be given that we will be able to obtain the necessary funding on acceptable terms.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition and/or operating results.

Item 5: Other Events

On June 13, 2006, an affiliate of the Countryside Fund filed a lawsuit against us in the Supreme Court of the State of New York, New York County, entitled Countryside U.S. Power Inc. v U.S. Energy Systems, Inc., (Index No. 602079/2006), Countryside asserts two causes of action for breach of contract relating to the Development Agreement by and among Countryside, us and Cinergy Solutions, Inc., dated April 8, 2004. Countryside alleges that we breached the Development Agreement by failing to pay monthly fees (first cause of action) and failing to provide certain office services to Countryside (second cause of action). Countryside seeks damages in the amount of $1,163,244 on the first cause of action, $745,152 on the second cause of action, and unspecified attorneys’ fees pursuant to a third cause of action based on an indemnification provision in the Development Agreement, together with interest and costs. If we are unable to settle this action, as to which no assurance can be given, we intend to defend it vigorously.

Item 6: Exhibits

Exhibit Number	Description
31.1	Rule 13a-14(a)/15d-14(a) certifications
31.2	Rule 13a-14(a)/15d-14(a) certifications
32.1	Section 1350 certification

 SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. ENERGY SYSTEMS, INC.

By:	/s/ Asher E. Fogel
Asher E. Fogel
	Chief Executive Officer (Principal Executive Officer)	Dated: August 21, 2006

By:	/s/ Richard J. Augustine
Richard J. Augustine
	Chief Accounting Officer (Principal Accounting and Financial Officer)	Dated: August 21, 2006