Form 10-Q
period 2006-09-30
U S ENERGY SYSTEMS INC
filed 2006-11-21
CIK 351917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period ended September 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 0-10238

U.S. ENERGY SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	52-1216347
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee Identification No.)

750 Lexington Avenue 15th Floor New York, NY	10022
(Address of principal executive offices)	(Zip Code)

212-588-8901

(Registrant’s telephone number, including area code)

545 Madison Avenue, Sixth Floor, New York, New York 10022

(Former address)

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

The number of shares outstanding of U.S. Energy Systems, Inc.’s common stock as of November 15, 2006: 17,370,360 shares

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

U. S. ENERGY SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$4,446	$11,301
Restricted Cash and Marketable Securities	5,662	5,501
Accounts Receivable Trade (less allowance for doubtful accounts of $159 and $888 in 2006 and 2005, respectively)	4,934	2,198
Accounts Receivable Affiliates (less allowance for doubtful accounts of $511 in 2006 and 2005)	1,646	2,789

Notes and Interest Receivable, Current Portion	2,630	1,976
Other Current Assets	2,625	1,633

Total Current Assets	21,943	25,398

Restricted Cash and Marketable Securities	93,434	26,429
Property, Plant and Equipment, Net	72,279	40,306
Gas Property and Equipment, Depleting	127,515	—
Gas Property and Equipment, Non-Depleting	2,787	—
Construction in Progress	198	198
Deferred Costs - UK Acquisition	—	261
Notes Receivable, less Current Portion	20,570	22,088
Investments	1,381	1,234
Debt Issuance Costs, Net of Accumulated Amortization	9,882	10,476
Goodwill	26,618	26,618
Derivative Instruments	18,037	1,860
Deferred Tax Asset (less valuation allowance of $14,405 in 2006 and $11,340 in 2005)	5,380	13,878
Other Assets	3,253	283

TOTAL ASSETS	$403,277	$169,029

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$1,987	$1,879
Accounts Payable Trade and Accrued Expenses	14,945	4,083
Accounts Payable Affiliates	1,397	1,091
Deferred Revenue	272	272

Total Current Liabilities	18,601	7,325
Long-Term Debt, less Current Portion	256,657	87,282
Deferred Revenue	15,863	16,224
Deferred Royalty	5,072	5,379
Illinois Subsidy Liability	36,126	31,678

Total Liabilities	332,319	147,888

Commitments and Contingencies
Minority Interest	11,777	4,968

See notes to condensed consolidated financial statements

which are an integral part of the financial statements.

(continued)

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2006	December 31, 2005
	(Unaudited)
STOCKHOLDERS’ EQUITY
Preferred Stock, $.01 par value, Authorized 10,000,000 Shares:
Series B, Cumulative, Convertible, Issued and Outstanding, 368 Shares, Liquidation Preference, $1,000 per share	$—	$—
Series C, Cumulative, Convertible, Issued and Outstanding, 38,809 Shares as of September 30, 2006 and 97,333 Shares as of December 31, 2005, Liquidation Preference, $30 per share	—	1
Series D, Cumulative, Convertible, Issued and Outstanding, 0 shares as of September 30, 2006 and 916,666 Shares as of December 31, 2005, Liquidation Preference, $9 per share	—	9
Common Stock, $.01 par value, Authorized 50,000,000 Shares, Issued 17,786,290, Outstanding 17,816,290 at September 30, 2006 and Issued 13,490,098, Outstanding 13,044,109 at December 31, 2005, respectively	180	135
Treasury Stock at Cost – 445,930 Shares	(2,204)	(2,204)
Additional Paid-In Capital	97,335	62,583
Accumulated Deficit	(38,967)	(46,528)
Accumulated Other Comprehensive Income	2,837	2,177

Total Stockholders’ Equity	59,181	16,173

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$403,277	$169,029

See notes to condensed consolidated financial statements

which are an integral part of the financial statements.

(concluded)

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except Income (Loss) per share)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Revenues	$5,154	$4,616	$14,710	$14,116

Costs and Expenses:
Operating Expenses	2,998	2,126	8,048	6,601
General and Administrative Expenses	1,934	1,393	6,022	3,932
Depreciation and Amortization	1,646	1,095	4,070	3,286
Income from Joint Ventures	(47)	(162)	(192)	(271)

Total Costs and Expenses	6,531	4,452	17,948	13,548

(Loss) Income from Operations	(1,377)	164	(3,238)	568

Interest and Dividend Income	1,003	1,164	3,246	3,023
Foreign Currency Transaction Expense	(847)	(4,039)	(4,276)	(2,387)
Unrealized Loss on Hedges	(3,779)	—	(3,779)	—
Interest Expense	(5,765)	(2,695)	(11,334)	(8,115)
Other Loss	(9)	(50)	(51)	(43)

Loss before Taxes, Minority Interest and Disposal of Segment	(10,774)	(5,456)	(19,432)	(6,954)
Minority Interest	1,218	1,014	2,664	752
Income Tax Benefit (Expense)	2,240	(1,826)	4,561	(1,740)

Loss from Continuing Operations	(7,316)	(6,268)	(12,207)	(7,942)

Gain on Disposal of a Segment—Discontinued Operations (Net of taxes)	—	—	—	150
Extraordinary Gain on Acquisition of a Segment (Net of taxes of $13,473)	25,021	—	25,021	—
Minority Interest	(5,254)	—	(5,254)	—

Net Income (Loss)	12,451	(6,268)	7,560	(7,792)

Dividends on Preferred Stock	(10)	(206)	(210)	(619)

Net Income (Loss) Applicable to Common Stockholders	$12,441	$(6,474)	$7,350	$(8,411)

Other Comprehensive Income (Loss):
Net Income (Loss)	$12,451	$(6,268)	$7,560	$(7,792)
Other Comprehensive Income (Net of taxes)	390	377	96	121

Total Comprehensive Income (Loss)	$12,841	$(5,891)	$7,656	$(7,671)

See notes to condensed consolidated financial statements

which are an integral part of the financial statements.

(continued)

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except Income (Loss) per share)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
NET INCOME (LOSS) PER SHARE OF COMMON STOCK:
Income (Loss) per Share of Common Stock-Continuing Operations - Basic and Diluted	$(0.42)	$(0.52)	$0.47	$(0.69)
Income per Share of Common Stock-Discontinued Operations - Basic and Diluted	—	—	—	$0.01
Income per Share of Common Stock-Extraordinary Gain - Basic and Diluted	$1.14	—	—	—
Net Income (Loss) per Share of Common Stock - Basic and Diluted	$0.72	$(0.52)	$0.47	$(0.68)
Weighted Average Number of Common Shares Outstanding – Basic	17,350	12,407	15,736	12,407

See notes to condensed consolidated financial statements

which are an integral part of the financial statements.

(concluded)

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	NINE MONTHS ENDED September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$7,560	$(7,792)
Adjustments to Reconcile Net Income (Loss) to Net Cash Used in Operating Activities:
Depreciation and Amortization	4,070	3,286
Minority Interest	2,493	(2,964)
Foreign Currency Transaction	4,616	2,387
Unrealized Gains	—	129
Deferred Taxes	(4,637)	1,518
Unrealized Loss on Hedges	3,875	—
Extraordinary Gain on Acquisition of Segment	(25,021)	—
Equity Gains in Subsidiary	(111)	—
Provision for Bad Debts	(715)	—
Stock Based Compensation	1,727	—
Increase (Decrease) in Cash Attributable to Changes in Operating Assets and Liabilities:
Accounts Receivable	(878)	92
Foreign Currency Hedge	—	136
Other Current Assets	(656)	(670)
Other Assets	(2,709)	(45)
Accounts Payable and Accrued Expenses	3,801	11
Deferred Royalty	(361)	(193)
Deferred Revenue	(307)	(471)
Restricted Cash—Working Capital UK Transaction	(1,316)	—
Illinois Subsidy Liability	4,448	4,184

Net Cash Flows Used in Operating Activities	(4,121)	(392)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted Cash	4,409	(1,367)
Restricted Cash—Capital Expansion UK Transaction	(49,371)	—
Acquisition of Ryedale-Viking	(84,675)	—
Payments of Notes Receivable	864	1,614
Purchase of Investments	(36)	(405)
Purchase of Derivatives	(21,057)	—
Capitalized Interest on Long-Term Debt	357	—
Acquisition of Equipment and Leasehold Improvements	(2,787)	(640)

Net Cash Used in Investing Activities	(152,296)	(798)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance from Long-Term Debt	166,335	—
Payments of Long-Term Debt	(1,134)	(1,015)
Restricted Cash—Debt Service UK Transaction	(20,074)	—
Minority Interest	3,743	—
Additional Paid in Capital	46	217
Dividends on Preferred Stock	(210)	(619)

Net Cash Provided by (Used in) Financing Activities	148,706	(1,417)

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	NINE MONTHS ENDED September 30,
	2006	2005
Effect of Exchange Rate Changes on Cash and Cash Equivalents	$856	$—

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(6,855)	$(2,607)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	11,301	15,982

CASH AND CASH EQUIVALENTS – END OF PERIOD	$4,446	$13,375

Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$6,403	$6,521
Cash Paid For Taxes	$183	$198
Supplemental Schedule of Non-cash Investing & Financing Conversion of Preferred Stock to Common Stock	$10	$—
Non-Cash Component of UK Acquisition Price	$33,283	$—

See notes to consolidated financial statements

which are an integral part of the financial statements.

(concluded)

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and Regulation S-X, and accordingly, do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. The results for the three and nine months ended September 30, 2006 are not necessarily indicative of results for the full year or any other period (see particularly Note C). For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in U.S. Energy Systems, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2005.

Certain reclassifications, primarily pertaining to a regrouping of account totals, have been made to the prior year’s condensed consolidated financial statements to conform to the current year’s presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Based on the Company’s estimates of cash requirements, the Company expects that the $703,000 of unrestricted cash held directly by the Company, exclusive of cash held by the Company’s subsidiaries, at September 30, 2006 is insufficient to fund the Company’s operations for the next six months and will necessitate additional cash funding no later than the first quarter of 2007 to continue its operations.

Management has been actively seeking to raise additional capital. The Company has initiated discussions with potential participants but as of the date of this filing, no commitments have been obtained nor can the obtaining of funding be guaranteed. Management is also seeking bridge financing should working capital requirements necessitate such financing prior to obtaining additional capital. Our ability to raise additional funds is restricted by our financing arrangements. No assurances can be given that the Company will be able to obtain the necessary funding on acceptable terms. If the Company is not successful in obtaining such funding, it would be required to curtail its operations and there would be substantial doubt about its ability to continue as a going concern.

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

In preparing the condensed consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company made estimates in computing the extraordinary gain recorded on the UK Transaction and the application of Statement of Financial Accounting Standards No.

141 – Business Combinations (“FAS141”), in accounting for the entire transaction. The Company is currently working with an independent valuation company to verify its estimates on the UK Transaction. In accordance with FAS141, it has one year from the date of acquisition to finalize its accounting treatment for the UK Transaction. The Company anticipates finalizing the accounting treatment during the fourth quarter of 2006. Actual results may differ significantly from the estimates used thereby affecting the future valuation of these items. See Note C for further discussion on the UK Transaction.

Gas Properties – The Company follows the full cost method of accounting for gas properties. Accordingly, all costs associated with acquisition, exploration, and development of gas reserves, including directly related overhead costs and related asset retirement costs, are capitalized.

All capitalized costs of gas properties are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. Investments in unproved properties are carried on the Company’s balance sheet as Gas Property and Equipment, Non-Depleting.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is assessing FIN 48 and has not yet determined the impact that the adoption of FIN 48 will have on its result of operations or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, this statement simplifies and codifies fair value related guidance previously issued within U.S. generally accepted accounting principles. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently reviewing SFAS 157 to determine its impact and any material effect of its adoption.

NOTE C - ACQUISITIONS

On August 7, 2006, the Company completed its acquisition and financing of certain energy assets in the United Kingdom through certain of its subsidiaries (the “UK Transaction”). The assets (the “UK Assets”) acquired include (i) gas licenses for approximately 100,000 acres of onshore natural gas properties and mineral rights in North Yorkshire, England (the “Gas Licenses”), containing significant proved reserves, (ii) the Knapton Generating Station, a 42 MW gas-fired power plant associated with and located in the vicinity of the natural gas reserves in North Yorkshire, England, and (iii) certain related gas gathering and processing assets. As part of the UK Transaction, a subsidiary of the Company entered into a power purchase agreement and a gas sales agreement with Scottish Power Energy Management (“Scottish Power”) under which Scottish Power is required to take all of the electricity generated by the Knapton Generating Station and all of the natural gas produced from the associated reserves up to 100 bcf for a term of up to 12 years. The Company paid approximately $70.1 million and issued rights to acquire up to 8.1 million shares of its common stock, to acquire the UK Assets. The financing of the UK Transaction provided approximately $166.3 million for, among other things, the acquisition of the UK Assets, for the funding of certain reserves required by the terms of the financing and for working capital to be used by the Company’s subsidiaries for the operation and upgrading of the UK Assets necessary to increase gas production. These loans mature in 2013 and 2014, subject to acceleration or mandatory prepayments upon the occurrence of certain events, and are currently secured by substantially all of the Company’s and its subsidiaries’ assets, other than U.S. Energy Biogas Corp.’s (“USEB”) assets.

The Gas Licenses acquired represent the mineral rights of the associated properties; the Company does not own the surface land. Individual land leases are negotiated with the surface rights landowners for fixed price and term contracts. The individuals do not receive royalties associated with extraction of natural resources.

The Company, through GBGH, LLC (“GBGH”), owns a 79% interest in the UK Assets. GBGH intends to further develop the natural gas fields subject to the Gas Licenses in a several phase process, expanding the gas collection system, constructing a pipeline and making modifications to the Knapton Generating Station (the “Expansion”).

As part of the transaction, various hedging and similar arrangements were entered into with respect to, among other things, gas and electricity prices, interest and currency rates, and carbon emission allowances. The gas and electric hedges assures the Company that it will receive not less than specified prices for the sale of electricity from the Knapton Generating Station through August 2009 and for the sale of gas from the facility in 2010 and 2011. The currency and interest rate hedges ensure that the results of operations with respect to our UK activities will not be adversely impacted, through August 2009, as a result of fluctuation in such rates. The hedge with respect to carbon emission allowances ensures that the Company will be able to purchase such allowances, if needed, at fixed prices through December 31, 2007.

The financing arrangement entered into with respect to the UK Transaction require that GBGH set aside funds for various purposes, including maintenance and the Expansion. Management believes that such funds are sufficient for such purposes, including the completion of the Expansion. Nonetheless, the Company agreed, pursuant to an equity support agreement, to provide additional funds to GBGH as follows: (i) £2.66 million (approximately $5 million based upon the exchange rate in effect on or about August 7, 2006) no later than September 7, 2007 to cover certain of GBGH’s maintenance expenses; (ii) to cover certain shortfalls in the reserve account for Expansion; (iii) $20 million, less specified amounts, upon default under specified financing arrangements; (iv) up to $4 million for certain breaches of warranties (or the discovery of certain negative information) arising with respect to the agreements pursuant to which we acquired the UK Assets; (v) $20 million, if GBGH elects to extend the initial interest rate and currency hedge agreements which is due to expire on August 7, 2009; and (vi) if GBGH enters into one or more replacement interest rate and currency hedge agreements, the amounts payable as an upfront fee or premium to the providers thereunder.

The Company is in the process of reviewing the application of FAS141 including working with an independent valuation company to determine and verify the fair market value of all assets acquired. In accordance with FAS141, we have one year from the acquisition date, August 7, 2006, to finalize the accounting treatment of the purchase, including the allocation of the purchase price to the assets acquired. As of September 30, 2006, we have allocated the cost of the UK Transaction to the assets acquired including the market value of the natural gas reserves which is based on a third party valuation obtained during the evaluation process and using the fair market price of natural gas in the UK market at closing. Based on a comparison of the purchase price to the fair market value of the assets acquired, we believe an extraordinary gain has resulted and have included a $25.0 million estimate, net of taxes and minority interest, in statement of operations. The allocation of purchase price and the determination of the gain are subject to revision based on the results of the independent valuation company and our further evaluation.

The following table details the purchase price and our allocation for the UK Transaction through the application of FAS141 as of September 30, 2006. This information, specifically the allocation of purchase price to the assets acquired and the determination of the gain, are subject to revision based on the results of the independent valuation and our further evaluation.

Cash Paid for Acquisition	$72,634,000
Equity Instruments Issued for Acquisition	7,920,000
Direct Acquisition Costs	12,042,000

Total Acquisition Price	92,596,000

Gas Collection System and Reserves	119,607,000
Power Plant	12,862,000
Decommissioning Liability	(1,629,000)
Long Term Power and Gas Purchase Agreement	250,000

Total Asset Acquired	$131,090,000

Extraordinary Gain on Acquisition before Taxes and Minority Interest	$38,494,000

Following are the Pro Forma Condensed Consolidated Statements of Operations for the Company for the nine months ended September 30, 2005 and 2006. These Pro Forma Condensed Consolidated Statements of Operations estimate the operations of the Company as if the acquisition had occurred on January 1, 2005 and January 1, 2006, respectively.

The Pro Forma Condensed Consolidated Statement of Operations for 2005 includes the actual results of the Company combined with the historical results of the entities acquired for the same periods. This statement also includes the estimated operations of the distressed power plant giving effect to the new power purchase agreement entered into as a result of the acquisition with production based on actual historical generating results of the plant for the relevant period. Depletion charges have been calculated based on the new value assigned to the gas reserves. These statements also include the impact of the borrowing agreements entered into by the Company reflecting the resulting interest expense on the debt that would have been outstanding and interest income from the reserve accounts established as a result of the acquisition.

The Pro Forma Condensed Consolidated Statement of Operations for 2006 includes the actual results of the Company through September 30, 2006, which includes the actual results of entities acquired since the date of acquisition. The historical results of the entities acquired from January 1, 2006 through the date of acquisition are added to these actual results. The historical data for 2006 is prepared on the same basis as the historical information for 2005.

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(Unaudited)

(In thousands, except per share data)

	U.S. Energy Systems, Inc. before giving consideration to the UK Transaction	Pro Forma impact of the UK Transaction	U.S. Energy Systems, Inc. after giving consideration to the UK Transaction
Revenue	$14,116	$3,681	$17,797

Costs and Expenses:
Operating Expenses	6,601	314	6,915
General, Administrative and Other Expenses	3,661	1,008	4,669
Depreciation, Depletion and Amortization	3,286	1,955	5,241

Total Costs and Expenses	13,548	3,277	16,825

Income from Operations	568	404	972
Interest and Dividend Income	2,980	1,786	4,766
Foreign Currency Translation	(2,387)	—	(2,387)
Interest Expense	(8,115)	(10,923)	(19,038)

Loss before Provision of Taxes and Minority Interest	(6,954)	(8,733)	(15,687)
Income Tax Benefit (Expense)	(1,740)	—	(1,740)
Minority Interest	752	1,834	2,586

Loss from Continuing Operations	(7,942)	(6,899)	$(14,841)
Gain on Disposal of Segment (net of Income Tax)	150	—	150

Net (Loss) Income	(7,792)	(6,899)	(14,691)
Dividends on Preferred Stock	(619)	—	(619)

Net (Loss) Income Applicable to Common Stockholders	$(8,411)	$(6,899)	$(15,310)

Other Comprehensive (Loss) Income:
Net (Loss) Income	$(7,792)	$(6,899)	$(14,691)
Unrealized Loss on Foreign Currency Translation	121	—	121

Total Comprehensive (Loss) Income	$(7,671)	$(6,899)	$(14,570)

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(Unaudited)

(In thousands, except per share data)

	U.S. Energy Systems, Inc. before giving consideration to the UK Transaction	Pro Forma impact of the UK Transaction	U.S. Energy Systems, Inc. after giving consideration to the UK Transaction
NET LOSS PER SHARE OF COMMON STOCK:
Net Income (Loss) per share from Continuing Operations – Basic and Diluted	$(0.68)	$(0.55)	$(1.23)
Weighted Average Number of Common Shares Outstanding – Basic	12,356,000	12,356,000	12,356,000
Weighted Average Number of Common Shares Outstanding – Diluted	12,356,000	20,430,000	20,430,000

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2006

(Unaudited)

(In thousands, except per share data)

	U.S. Energy Systems, Inc. before giving consideration to the UK Transaction	Pro Forma impact of the UK Transaction	U.S. Energy Systems, Inc. after giving consideration to the UK Transaction
Revenue	$14,710	$1,537	$16,247

Costs and Expenses:
Operating Expenses	8,048	897	8,945
General, Administrative and Other Expenses	5,830	338	6,168
Depreciation, Depletion and Amortization	4,070	1,286	5,356

Total Costs and Expenses	17,948	2,521	20,469

(Loss) Income from Operations	(3,238)	(984)	(4,222)
Interest and Dividend Income	3,195	1,236	4,431
Foreign Currency Translation	(4,276)	—	(4,276)
Unrealized Loss on Hedges	(3,779)	—	(3,779)
Interest Expense	(11,334)	(7,276)	(18,610)

Loss before Provision of Taxes and Minority Interest	(19,432)	(7,024)	(26,456)
Income Tax Benefit (Expense)	4,561	—	4,561
Minority Interest	(2,590)	1,475	(1,115)

Net Loss	(17,461)	(5,549)	(23,010)
Dividends on Preferred Stock	(210)	—	(210)

Net (Loss) Income Applicable to Common Stockholders	$(17,671)	$(5,549)	$(23,220)

Other Comprehensive (Loss) Income:
Net (Loss) Income	$(17,461)	$(5,549)	$(23,010)
Unrealized Loss on Investments (Net of Taxes)	96	—	96

Total Comprehensive (Loss) Income	$(17,365)	$(5,549)	$(22,914)

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2006

(Unaudited)

(In thousands, except per share data)

	U.S. Energy Systems, Inc. before giving consideration to the UK Transaction	Pro Forma impact of the UK Transaction	U.S. Energy Systems, Inc. after giving consideration to the UK Transaction
NET LOSS PER SHARE OF COMMON STOCK:
Net Income (Loss) per share from Continuing Operations – Basic and Diluted	$(1.18)	$(0.37)	$(1.55)
Weighted Average Number of Common Shares Outstanding – Basic	14,912,000	14,912,000	14,912,000
Weighted Average Number of Common Shares Outstanding – Diluted	14,912,000	22,986,000	22,986,000

NOTE D - REVENUE RECOGNITION

Revenues are recognized upon delivery of energy or service. The energy rates the Company or the Company’s subsidiaries collect fluctuate with rates approved for use by utilities and municipalities local to the respective projects. These rates may be estimates that are reconciled annually. Any difference between the estimated rate and the actual rate may apply to a previous period based on the effective date of the power purchase agreement. The adjustment, if any, is booked in the period it is determined. Revenue related to the Illinois subsidy received by certain projects of USEB, our majority-owned subsidiary, is accounted for in a manner similar to an original issue discount whereby the amount to be repaid in the future is discounted to its net present value and the discount is amortized as interest expense over the intervening period until repayment begins.

As of September 30, 2006, the Company was utilizing all of its natural gas production to fuel the Knapton Generating Station resulting in third party sales of electricity rather than natural gas. The Company recognizes revenue upon delivery of the energy to Scottish Power Energy Management under a power purchase agreement. Revenue under this agreement is based on the day ahead energy rates for electricity in the UK market less a 7% discount.

NOTE E – INCOME (LOSS) PER SHARE DATA

Income (Loss) per share is computed by dividing the income (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the periods. In arriving at income (loss) available to common stockholders, preferred stock dividends have been deducted. Potential dilutive common shares amounted to 16,076,000 as of September 30, 2006 and 8,517,000 as of September 30, 2005. They have not been included in the calculation for the 2006 or 2005 periods due to their anti-dilutive effect.

NOTE F - STOCK-BASED COMPENSATION

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

The Company has elected to implement SFAS 123R using the modified prospective transition method, which requires compensation costs be recorded as earned for all unvested stock options outstanding at the beginning of the first fiscal year of adoption of SFAS 123R based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and for compensation costs for all share-based payments granted or modified subsequent to the adoption, based on fair value estimated in accordance with the provisions of SFAS 123R. The impact of SFAS 123R is reflected in the Company’s financial statements for the period ended September 30, 2006. In accordance with the modified prospective transition method, the Company has not restated the financial statements for prior periods and those statements do not include the impact of SFAS 123R. The Company recorded share-based compensation expense of $828,000 and $1,727,000 for the three and nine months ended September 30, 2006 and $180,000 for the three and nine months ended September 30, 2005.

The Company’s 2000 Executive Incentive Compensation Plan (the “2000 Plan”) provides for the granting of stock options, stock appreciation rights, restricted stock, deferred stock and other stock related awards and incentive awards that may be settled in cash, stock or property. A summary of the Company’s stock option activity as of September 30, 2006 is as follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value
Outstanding, January 1, 2006	7,156,425	$3.67	4.96
Granted	33,333	4.30	9.70
Exercised	(30,000)	1.50	—
Forfeited	—	—	—
Expired	—	—	—

Outstanding, September 30, 2006	7,159,758	$3.68	4.54	$2,394,864

Exercisable, September 30, 2006	5,999,758	$3.77	3.98	$2,083,464

The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of SFAS 123R, SEC Staff Accounting Bulletin 107 and the Company’s prior pro-forma disclosures of net earnings, including the fair value of stock-based compensation. Key input assumptions used to estimate the fair value of stock options include the expected term until the exercise of the option, expected volatility of the Company’s stock, the risk free rate of return, option forfeiture rates, and dividends, if any. The expected term of the options is based on a historical weighted average of vesting periods. The expected volatility is derived from the historical volatility of the Company’s common stock on the NASDAQ market. The risk-free interest rate is the yield from a Treasury bond or note corresponding to the expected term of the option. Option forfeiture rates are based on the Company’s historical forfeiture rates. The Company has not paid dividends on its common stock and does not expect to pay dividends on its common stock in the near future.

The fair value of each option grant in 2006 was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free Interest Rate	4.70%
Expected Option Life in Years	5.00
Expected Stock Price Volatility	0.68
Expected Dividend Yield	0.00%

Compensation costs for stock options with tiered vesting terms are recognized ratably over the vesting period. The unrecognized compensation costs related to stock options are $1,506,000, $771,000 and $754,000 for the fiscal years ending September 30, 2007, 2008 and 2009, respectively.

During the three-months ended September 30, 2006, restricted stock awards of 375,000 shares of common stock were granted as compensation to employees pursuant to the 2000 Plan. The shares vest as follows: one third on December 13, 2007 if the Company’s stock price is $15 per share, one third on December 13, 2008 if the Company’s stock price is $20 per share and one third on December 13, 2009 if the Company’s stock price is $25 per share. In addition, previously issued restricted stock awards for rights to 117,754 shares of common stock vested valued at $104,000.

Also during the three months ended September 30, 2006, warrants and convertible securities which can be converted into 8,074,000 shares of the Company’s common stock, valued at $33,283,000, were issued in relation to the UK Transaction. The costs associated with the issuance of these warrants are included as part of the acquisition price for the UK Assets.

NOTE G - FOREIGN CURRENCY

The functional currency for USEB’s foreign debt is the local currency, which is Canadian dollars. The functional currency for the UK operations is the British Pound. For this foreign debt, assets and liabilities are translated at the end-of-period exchange rates. The Company reports transaction adjustments on inter-company foreign currency transactions in Other Comprehensive Income (Loss). Foreign currency transaction gains or losses are recognized in the period incurred and are included in Foreign Currency Transaction Expense in the condensed consolidated statement of operations.

NOTE H - INVESTMENTS IN DERIVATIVES

The Company, through its various subsidiaries, holds derivative financial instruments for the purpose of hedging the risks relating to (i) changes in foreign currency exchange rates, (ii) gas and electricity prices, (iii) interest rates, and (iv) carbon emission allowances, the volatility of which impact future earnings and cash flows.

The foreign currency exchange hedge related to USEB’s debt service payments to the Countryside Power Income Fund (the “Countryside Fund”) fixes the U.S. dollar to Canadian dollar exchange rate for debt service payments through March 2007.

The hedges related to gas and electricity prices, interest rates, and carbon emission allowances, along with the remaining foreign currency hedge, relate to the UK operations. The gas and electricity hedges assure that prices for the sale of electricity until August 2009 and the sale of gas in 2010 and 2011 will not fall below specified prices. The interest rates hedge and the foreign currency hedge associated with the UK operations ensure that fluctuations in foreign currency exchange rates will not adversely affect the UK operations through August 2009. The carbon emission allowance hedge fixes the prices for such allowances, should GBGH need to purchase such allowance, through December 31, 2007.

Changes in the fair value of our hedge derivatives for the three and nine months ended September 30, 2006 are recorded in unrealized gain (loss) on hedges.

NOTE I - SUBSIDIARIES

On May 11, 2001, the Company, together with Cinergy Energy Solutions, Inc. (“Cinergy Energy”), acquired through a merger, Zahren Alternative Power Corporation, and renamed such entity U.S. Energy Biogas Corp (“USEB”). The Company owns 54.26% and Cinergy Energy, a wholly owned subsidiary of Cinergy Corp. (“Cinergy”), owns 45.74% of USEB.

On August 7, 2006, the Company, through U.S. Energy Overseas Investments LLC (“Overseas”) and together with Marathon Capital Holdings (UK), LLC (“Marathon”), acquired the ownership interests of the newly formed GBGH, LLC. The Company owns 79% and Marathon owns 21% of GBGH, LLC.

NOTE J - RESTRICTED CASH AND MARKETABLE SECURITIES

The various financing agreements for the Company and its subsidiaries require the establishment and maintenance of various reserve accounts, which are also collateral for the financings. Access to the funds in the accounts is restricted by the terms of the loan agreements. The funds are invested in highly liquid assets approximating cash in accordance with the terms of the loan agreements.

USEB’s financing arrangement with the Countryside Fund requires the maintenance of the Illinois Subsidy Liability Reserve Account (the “Illinois Accounts”), a debt service reserve account and an improvement reserve account. The funds held in the improvement reserve account can be utilized to fund capital expenditures. The funds in the Illinois Accounts are to be utilized to retire the Illinois subsidy liability as it becomes due.

GBGH’s financing agreements with Credit Suisse provide for the maintenance of debt service reserve accounts, an interest during construction reserve account, a major maintenance reserve account and capital improvement reserve accounts. The funds held in the interest during construction reserve account can be utilized to satisfy the interest payment obligation as they come due. The capital improvement reserve accounts will be utilized to fund improvements to and expansion of the existing well fields and gas collection systems as well as exploratory work to identify and establish new reserves. The major maintenance reserve account will be used to cover any major unforeseen repairs necessary to the gas collection and power generation systems.

Restricted cash and marketable securities were as follows:

	Subsidiary	September 30, 2006	December 31, 2005
Illinois Subsidy Liability Reserve Accounts	USEB	$27,866,000	$26,429,000
Improvement Reserve	USEB	3,472,000	3,367,000
Debt Service Reserve	USEB	2,160,000	2,104,000
Project Contract Reserve	USEB	30,000	30,000

Debt Service Reserve(*)	GBGH	11,448,000	—
Interest During Construction Reserve(*)	GBGH	8,738,000	—
Capital Expenditure Reserve(*)	GBGH	21,117,000	—

Expansion(*)	UKES	21,931,000	—
Major Maintenance(*)	UKES	2,334,000	—

Totals		$99,096,000	$31,930,000

(*) - associated with the UK Acquisition.

Included in the Illinois Accounts at September 30, 2006 is $25,859,000 that is managed by a professional investment manager under investment allocation parameters established by the Company. Of such sum, $16,879,000 is invested in equity fund accounts, $7,893,000 is invested in debt accounts, and $1,087,000 is held in cash or cash equivalent accounts. These investments, which are classified as available for sale, are carried at fair value, with unrealized gains and losses, net of any tax effects, reported in Stockholders’ Equity as Accumulated Other Comprehensive Income. The original cost of these investments, which have been invested since July 2004, is $21,417,000.

The reserve accounts held for the UK Transaction are deposited in money market accounts with a triple-A rated financial institution. The accounts at GBGH are held in U.S. dollars while the accounts at UK Energy Systems Limited (“UKES”) are held in British Pounds.

NOTE K – LONG TERM DEBT

The Company’s consolidated debt is summarized as follows:

Borrowing Entity	Current Interest Rate	Maturity	Principal Balance September 30, 2006	Principal Balance December 31, 2005
U.S. Energy Biogas Corp.	11.00%	2019	$91,952,000	$89,161,000
US Energy Overseas Investment LLC	10.50%	2014	23,692,000	—
GBGH, LLC – 1st Lien Debt	11.25%	2013	113,500,000	—
GBGH, LLC – 2nd Lien Debt	14.00%	2014	29,500,000	—

Totals			$258,644,000	$89,161,000

Additional information pertaining to the components of the Company’s debt follows:

U.S. Energy Biogas Corp. – USEB’s debt is payable to Countryside Canada Power Inc. (“Countryside”). The debt is denominated in Canadian dollars with the exchange rate on debt service payments fixed through a swap agreement through March 2007. Due to fluctuations in the foreign currency exchange rate, the change in outstanding principal for the comparative periods is comprised of $1,134,000 of principal payments made offset by $3,925,000 of additional principal due resulting from changes in the foreign currency exchange rate. Principal payments on the debt are made monthly. The debt is collateralized by substantially all of USEB’s assets.

On October 3, 2006 and October 12, 2006, USEB received notices from Countryside claiming that USEB had failed to provide certain financial reporting documentation to Countryside as required by Section 5 of the loan agreement and claiming that, as a result, an event of default exists under the loan agreement. Though USEB is current in its payment of principal and interest and no monetary default exists or is alleged by Countryside, the loan agreement provides that upon an event of default under the circumstances alleged by Countryside the lender may, upon written notice to USEB, declare the entire unpaid principal and all accrued interest due and payable. USEB has responded to Countryside’s notices and takes the position that no event of default exists. As of the date of this filing, Countryside has not indicated that it intends to seek to accelerate the loan. Were the debt to be accelerated, USEB’s assets and cash flow would not be sufficient to repay the amounts outstanding under the loan agreement, and it is not certain that USEB would be able to replace or restructure the debt under such circumstances. USEB is also engaged in negotiations with Countryside regarding a potential restructuring of the loan agreement. USEB’s inability to replace or restructure the debt or an acceleration of the debt by Countryside, would have a material adverse effect upon USEB’s financial condition and continued operations.

The loan agreement with Countryside contains covenants that require USEB to set aside significant amounts from cash flow in various reserve accounts. Access to the funds in these accounts is restricted by the terms of the loan agreement. When the swap agreement expires in March 2007, USEB may not have sufficient funds available to satisfy debt service payments without access to a portion of the funds held in the reserve accounts.

US Energy Overseas Investments LLC – Overseas’s debt is payable to Silver Point Finance, LLC. The interest rate on the debt is adjusted periodically based upon market conditions. All interest is accrued and added to the outstanding principal balance. As of September 30, 2006, the outstanding principal balance consists of $23,335,000 in original principal and $357,000 of accrued interest. Principal payments on the debt are required from cash receipts received by Overseas or the raising of equity by the Company. The debt is collateralized by the UK Assets. The financing arrangements require that the Company obtain USEB’s guarantee of this debt by December 31, 2006. Should USEB’s guarantee not be obtained, Silver Point Finance, LLC will receive the rights to acquire 3,998,000 shares of the Company’s common stock and an event of default will occur under the financing agreement.

GBGH, LLC – GBGH, LLC’s debt is payable to Credit Suisse, as collateral agent. The interest rate on the debt is adjusted periodically based upon market conditions. Principal payments on the debt are payable from excess cash flows generated by GBGH, LLC and its subsidiaries. The debt is collateralized by the UK Assets.

The debt arrangements generally restrict the Company’s and its subsidiaries ability to sell assets, incur additional indebtedness and may limit equity distributions.

NOTE L - ILLINOIS RETAIL RATE PROGRAM

USEB has ten operating projects in the State of Illinois (“Illinois”), which are receiving a subsidy for each kilowatt hour (“kwh”) of electricity sold to the local utility under the Illinois Retail Rate Program. In accordance with the Illinois Retail Rate Program, the utility has contracted, for a ten-year period, with each project to purchase electricity for an amount that exceeds the utility’s “avoided cost” (what it would otherwise pay for the generation of electricity). The excess paid above avoided cost is the subsidy. The utility then receives a tax credit from Illinois equal to the amount of that excess. Each project is obligated to begin to repay the subsidy to Illinois after the project has recouped its capital investment and retired all debt associated with the financing and construction of the project but, in any case, no later than ten years from the date the project commenced commercial operations. All subsidy liabilities must be fully repaid to Illinois (without interest) by the end of the actual useful life of the project but no later than 20 years from the date the project commenced commercial operations.

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

The following is a summary of significant dates pertaining to each project’s participation in the Illinois Retail Rate Program.

Project	Commencement of Commercial Operations	Expiration of Illinois Retail Rate Program	Estimated Commencement of Repayment of Subsidy Liability(1)
Countryside	April, 2001	April, 2011	May, 2011
Dolton	May, 1998	May, 2008	September, 2008
Dixon Lee	July, 1999	July, 2009	August, 2009
Morris	December, 2000	December, 2010	January, 2011
Roxanna	November, 1999	November, 2009	December, 2009
Upper Rock	April, 2000	April, 2010	May, 2010
122nd Street	July, 1998	July, 2008	August, 2008
Brickyard	September, 1999	September, 2009	October, 2009
Streator	January, 2000	January, 2010	February, 2010
Willow Ranch	January, 1998	January, 2008	February, 2008

(1)	The estimated commencement of the repayment of the liability is based upon management’s assumptions. One year before a project’s eligibility for participation in the program terminates, a proposed repayment schedule must be presented to the Illinois Commerce Commission for their approval. Until any repayment schedule is approved by the Illinois Commerce Commission, it will continue to be an estimated schedule.

The funds held in the Illinois Accounts are currently invested in equities and fixed income securities. These investments are being managed by a third-party professional money manager with the investment allocations being approved by the management of the Company and USEB. The amount held in the Illinois Accounts as of September 30, 2006 was $27,866,000. The amount of the subsidy liability owed to Illinois as of September 30, 2006 was $61,967,000, before the unamortized discount. It is anticipated that repayments of the incentive will begin in 2008 and continue through 2021.

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

In the past, the annual reconciliation of estimated rates to the actual rates has resulted in both increases and decreases in retroactive revenue. USEB cannot predict whether any changes in future rates will result in increases or decreases in revenues from the Illinois projects. For the three and nine months ended September 30, 2006, the Company received approximately 20% and 22%, respectively, of its revenues from the subsidy paid under the Illinois Retail Rate Program.

NOTE M - TRANSACTIONS WITH AFFILIATES

USEB is a general partner in alternative energy transactions with related unconsolidated limited partnerships and collects management fees from the partnerships. Fees earned from such general partner undertakings for the three and nine months ended September 30, 2006 were $60,000 and $181,000, respectively, compared with $62,000 and $185,000 for the comparable 2005 periods.

USEB reimburses its stockholders, including the Company, for a majority of the costs incurred by them for the benefit of USEB. These costs include management and accounting salary and benefit costs, office expenses associated with the accounting services and an allocation of rent expenses. The total reimbursements for the three and nine months ended September 30, 2006 were $22,000 and $74,000, respectively, compared with $74,000 and $251,000 for the comparable 2005 periods.

NOTE N - FOREIGN CURRENCY TRANSACTIONS

USEB’s debt obligation to Countryside requires that debt service payments be made in Canadian dollars. USEB has entered into a cash flow foreign currency hedge agreement with financial institutions fixing the Canadian dollar to U.S. dollar exchange rate at $1.331 Canadian dollar per U.S. dollar. This hedge agreement, in an amount equal to the debt service payments, expires on March 31, 2007. Subsequent to the expiration of the hedge agreement, USEB’s debt service payments to Countryside are subject to fluctuations in the currency exchange rate. When the swap agreement expires in March 2007, USEB may not have sufficient funds available to satisfy debt service payments without access to a portion of the funds held in the various reserve accounts required by the agreement with Countryside Fund.

As required by Statement of Financial Accounting Standards No. 52 - “Foreign Currency Translation” (“SFAS 52”) and Statement of Financial Accounting Standards No. 133 - “Accounting for Derivative Instruments and Hedging Activities,” USEB has adjusted the outstanding principal on the debt owed to Countryside to reflect the currency exchange rate as of the end of the financial reporting period. The gain or loss resulting from the adjustment of the outstanding principal from that recorded in the previous reporting periods is recorded as Foreign Currency Transaction Expense.

Following is a summary of the Foreign Currency Translation account as of September 30, 2006 as it relates to the USEB debt (the exchange rates are Canadian dollars per one U.S. dollar and are stated whole dollars):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Currency Exchange Rate at Loan Origination, April 8, 2004	$1.3310	$1.3310
Currency Exchange Rate at December 31, 2005	$1.1660	$1.1660
Currency Exchange Rate as of June 30, 2006	$1.1201	$1.1201
Currency Exchange Rate as of September 30, 2006	$1.1142	$1.1142
Cumulative Translation Adjustments Beginning of Reporting Period	$13,193,000	$9,764,000
Cumulative Translation Adjustments End of Reporting Period	$13,816,000	$13,816,000
Aggregate Adjustment for the Current Reporting Period	$623,000	$4,052,000
Deferred Income Taxes Allocated to Adjustment in the Reporting Period	$237,000	$1,565,000

In addition, the foreign currency transaction expense related to the UK operations was $244,000.

NOTE O - OTHER COMPREHENSIVE INCOME/(LOSS)

Other Comprehensive Income (Loss) for the three and nine months ended September 30, 2006 and 2005 is comprised of the following:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Unrealized gains and (losses) on investments available for sale	$561,000	$219,000	$441,000	$130,000
Foreign currency translation (see Note G)	(171,000)	158,000	(345,000)	(9,000)

Total	$390,000	$377,000	$96,000	$121,000

Accumulated Other Comprehensive Income which was $2,837,000 at September 30, 2006 consisted of $2,421,000 of unrealized gains on investments available for sale, $148,000 of foreign currency translation losses and $564,000 from the effect of foreign currency translations from the conversion of the UK statement of operations. As of December 31, 2005, Accumulated Other Comprehensive Income of $2,177,000 was comprised of $1,980,000 of unrealized gains on investments available for sale and $197,000 of gains from foreign currency translations.

NOTE P - DEFERRED INCOME TAXES

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

Based on this analysis and to comply with SFAS No. 109, an increase in the valuation allowance of $2,045,000 and $3,065,000 was recorded against the net deferred tax assets for the three and nine months ended September 30, 2006, respectively, increasing the total valuation allowance to $14,405,000. The increase to the valuation allowance for the three and nine months ended September 30, 2005 was $4,165,000.

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

NOTE Q - COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries have various financial commitments under office and equipment leases and under the Development Agreement with Countryside. The office and equipment leases expire on various dates. The $288,000 obligation under the Development Agreement with the Countryside Fund expires in March 2009. Financial commitments for the next five years are:

Year	Commitments
2006	$178,000
2007	700,000
2008	700,000
2009	451,000
2010	346,000
2011 and thereafter	2,015,000

Total	$4,390,000

Lease expenses for the Company were $28,000 and $212,000 for the three and nine months ended September 30, 2006 and $65,000 and $187,000 for the three and nine months ended September 30, 2005, respectively.

In April 2001, USEB acquired its Brookhaven, Countryside and Morris project entities from Yankee Energy Services Company (“YESCO”). Two of the projects, Countryside and Morris, produce electricity from landfill gas and participate in the Illinois Retail Rate Program. As part of the transaction, the acquired entities entered into a secured, contingent acquisition consideration agreement with YESCO. The agreement stipulates that additional acquisition consideration will be due and payable should, for the Countryside and Morris projects, actual electricity rates received exceed established levels and should actual operation and maintenance expenses be beneath established amounts. The contingent obligation has a face amount of $4,700,000, accrues interest at a rate of 9.5% per annum and is secured by the assets of the entities. The amount of payment due, if any, is calculated and paid on a quarterly basis. The contingent obligation terminates on March 31, 2011 when all unpaid balances remaining are forgiven and all security interests in the associated collateral will be released.

USEB had provided the buyers related to certain installment sale notes with tax indemnifications related to the validity of the Section 29 tax credits generated by the assets sold to the buyers. To date, there have not been any claims made on these indemnifications. The Company will accrue any amounts related to these issues as they become quantifiable.

On June 13, 2006, an affiliate of the Countryside Fund filed a lawsuit against the Company in the Supreme Court of the State of New York, New York County, entitled Countryside U.S. Power Inc. v. U.S. Energy Systems, Inc. (Index No. 602079/2006). Countryside asserts two causes of action for breach of contract relating to the Development Agreement by and among Countryside, the Company and Cinergy Solutions, Inc., dated April 8, 2004. Countryside alleges that the Company breached the Development Agreement by failing to pay monthly fees (first cause of action) and failing to provide certain office services to Countryside (second cause of action). Countryside seeks damages in the amount of $1,163,244 on the first cause of action, $745,152 on the second cause of action, and unspecified attorneys’ fees pursuant to a third cause of action based on an indemnification provision in the Development Agreement, together with interest and costs. The lawsuit is in its early stages and the Company has not yet answered the complaint.

NOTE R - CONVERSION OF PREFERRED STOCK

Effective on March 31, 2006, the Company caused the conversion of each share of its Series D Convertible Preferred Stock into four shares of common stock. A total of 916,666 shares of the Series D Convertible Preferred Stock were converted into 3,666,664 shares of common stock. This conversion will reduce preferred dividends by approximately $495,000 per year. The conversion resulted in a decrease in preferred stock equity of $9,000, a decrease in additional paid in capital of $28,000 and an increase in common stock equity of $37,000.

Effective on June 26, 2006, stockholders owning 58,524 of the Company’s Series C Convertible Preferred Stock exchanged such shares for 468,192 shares of common stock. This conversion will reduce preferred dividends by approximately $105,000 per year. This conversion resulted in a decrease in preferred stock equity of $1,000, a decrease in additional paid in capital of $3,600 and an increase in common equity of $4,600.

NOTE S - SEGMENT INFORMATION

The Company’s results by operating segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Operating Revenues:
USEB	$4,719,000	$4,616,000	$14,275,000	$14,116,000
UK Operations	435,000	—	435,000	—
Corporate	—	—	—	—

Total	$5,154,000	$4,616,000	$14,710,000	$14,116,000

Net Income /(Loss):
USEB	$(310,000)	$(1,435,000)	$(2,271,000)	$(1,821,000)
UK Operations	(5,104,000)	—	(5,104,000)	—
UK Acquisitions	19,667,000	—	19,667,000	—
Corporate	(1,812,000)	(5,039,000)	(4,942,000)	(6,590,000)

Total	$12,441,000	$(6,474,000)	$7,350,000	$(8,411,000)

	September 30, 2006	December 31, 2005
Identifiable Assets
USEB	$161,185,000	$157,597,000
UK Operations	236,560,000	—
Corporate	5,532,000	11,432,000

Total	$403,277,000	$169,029,000

The USEB segment is comprised of the operations of USEB’s landfill gas to energy projects. The UK segment relates to the natural gas project described in Note C. Currently, the Company treats the UK operations as one segment but may break it out into two segments in the future. The Corporate segment relates to the executive management of the Company.

NOTE T – SUBSEQUENT EVENT

On November 6, 2006, the Company held its annual meeting of stockholders in which the stockholder’s approved the issuance of 8,074,000 shares of common stock upon the exercise of certain warrants and the conversion of certain securities related to the UK transaction (or 12,072,000 shares if the Company does not obtain the USEB guaranty to a portion of the debt related to the UK acquisition). The stockholders also approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 shares to 75,000,000 shares.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

On August 7, 2006, the Company completed the acquisition and financing of certain energy assets in the United Kingdom through certain of its subsidiaries. Please refer to Note C of the condensed consolidated financial statements for a description of the transaction.

RESULTS OF OPERATIONS

The net income applicable to common stockholders of $12,441,000 for the three months ended September 30, 2006, represents an increase of $18,915,000 from the $6,474,000 net loss for the three months ended September 30, 2005. The gain in 2006 is due to the $25,021,000 net gain resulting from the purchase accounting treatment of the acquisition of the UK natural gas reserves, a $3,192,000 decrease in foreign currency transaction expense, offset by an increase in the loss from operations of $1,541,000, a $3,070,000 increase in interest expense, a $5,050,000 increase in minority interest expense associated with the UK operations and a $3,779,000 increase in expenses related to the various hedge arrangements. The gain from the purchase accounting related to the UK acquisition is related to the valuation of the natural gas reserves as further described in Note C to the condensed consolidated financial statements. The change in the foreign currency transaction expense is primarily due to changes related to USEB’s Canadian dollar denominated Countryside debt. The increase in interest expense is due to $2,996,000 of interest associated with the UK operations which closed on August 7, 2006. The decrease in income tax expense is the result of the recording of a valuation reserve against the deferred tax assets during the three months ended September 2005. The expense related to the various hedges is primarily associated with the UK operations represents the mark to market of the value of the hedges purchased. The amount is comprised of $2,740,000 related to the interest rate hedge and $1,250,000 related to the gas and electricity hedge offset by $211,000 in gains associated with USEB’s foreign currency hedge.

The net income applicable to common stockholders of $7,350,000 for the nine months ended September 30, 2006, represents an increase of $15,761,000 from the $8,411,000 net loss for the nine months ended September 30, 2005. The gain is primarily the result of the $25,021,000 net gain resulting from the purchase accounting related to the UK acquisition offset by an increase in the loss from operations of $3,806,000, a $3,219,000 increase in interest expense, a $6,301,000 decrease in income tax expense, a $1,281,000 increase in expenses related to the UK operations which commenced operations on August 7, 2006, a $1,889,000 increase in foreign currency transaction expenses primarily related to USEB’s Countryside debt and a $3,779,000 increase in expense related to the mark to market of the various hedge arrangements. The increase in interest expense is primarily due to the $2,996,000 of interest expense related to the UK operations.

Revenues for the three and nine months ended September 30, 2006 were $5,154,000 and $14,710,000, respectively, compared with $4,616,000 and $14,116,000 for the corresponding 2005 periods, representing increases of $538,000, or 12%, and $594,000, or 4% from the prior corresponding period. For the three months ended September 30, 2006, the increase was primarily due to $435,000 of revenues associated with the UK operations which began operations on August 7, 2006 and a $104,000, or 2%, increase in USEB revenues from energy sales. For the nine months ended September 30, 2006, the increase was primarily due to the revenues associated with the UK operations plus a $160,000, or 1%, increase in USEB revenues from energy sales.

Operating expenses for the three and nine months ended September 30, 2006 were $2,998,000 and $8,048,000, respectively, compared with $2,126,000 and $6,601,000 for the corresponding 2005 periods, representing increases of $872,000, or 41%, and $1,447,000, or 22%, from the prior corresponding periods. For the three month periods, the increase was primarily due to $605,000 of operating expenses related to the UK operations which began operations on August 7, 2006 and a $275,000 increase in expenses for two third party operated projects due to changes in the operating agreements. For the nine month period, the increase was primarily due to $605,000 of operating expenses related to the UK operations, a $164,000 increase in production rental payments due to increase in associated sales volumes, and a $247,000 increase in third party operating and maintenance costs due to rate increases.

General and administrative expenses were $1,934,000 and $6,022,000 for the three and nine months ended September 30, 2006, respectively, resulting in an increase of $541,000 or 39% and $2,090,000 or 53% from $1,393,000 and $3,932,000 for the corresponding 2005 periods. The increase for the three month period was primarily due to $197,000 of expenses related to the vesting of previously granted options as required by the SFAS 123R, $511,000 in expenses related to the settlement of the Zahren/Rose lawsuit and $242,000 of general and administrative expenses related to the UK operations which began on August 7, 2006. The increase for the nine month period was primarily due to $1,080,000 of expenses related to SFAS 123R, $511,000 in expenses related to the settlement of the Zahren/Rose lawsuit and $242,000 of general and administrative expenses related to the UK operations. As of September 30, 2006, the total unrecognized compensation costs related to granted stock options is $3,031,000. These costs will be recognized over the next 39 months.

Depreciation and amortization expenses were $1,646,000 and $4,070,000 for the three and nine months ended September 30, 2006 compared with $1,095,000 and $3,286,000 for the corresponding 2005 periods representing an increase of $551,000 or 50% and $784,000 or 24% for each period. The increase is related to depreciation associated with capital improvements on the USEB assets completed in 2005 and the addition of depreciation related to the UK operations beginning in August 2006. We anticipate that such expenses will increase in the future as a result of the amortization of debt issuance and other costs associated with the UK Transaction and the depreciation associated with the UK assets.

Interest and dividend income was $1,003,000 and $3,246,000 for the three and nine months ended September 30, 2006 compared with $1,164,000 and $3,023,000 reported for the corresponding 2005 periods, as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Notes Receivable	$631,000	$676,000	$1,897,000	$2,050,000
Investments	372,000	488,000	1,349,000	973,000

Total:	$1,003,000	$1,164,000	$3,246,000	$3,023,000

Unrealized loss on Hedges was $3,779,000 for the three and nine months ended September 30, 2006. The loss represents the mark to market value of the various hedges associated with the UK operations. The loss is comprised of the following:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Gas and Electricity - UK	$(1,250,000)	$—	$(1,250,000)	$—
Interest Rate/Foreign Currency -UK	(2,740,000)	—	(2,740,000)	—
USEB Foreign Currency	211,000	—	211,000	—

Total:	$(3,779,000)	$—	$(3,779,000)	$—

Interest expense was $5,765,000 and $11,334,000 for the three and nine months ended September 30, 2006, representing an increase of $3,070,000 or 114% and $3,219,000 or 40% from the $2,695,000 and $8,115,000 reported for the corresponding 2005 periods. Interest expense is comprised of interest paid by USEB on the Countryside debt, the amortization of the discount associated with the accounting treatment of the Illinois subsidy and interest related to the UK operations. The interest expense associated with the Illinois subsidy does not have any effect on the Company’s cash flows. The financing related to the UK operations closed on August 7, 2006 resulting in partial period interest being recorded for this reporting period.

A comparison of the components of interest expense follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
USEB Interest	$2,124,000	$2,164,000	$6,403,000	$6,522,000
Illinois Subsidy Amortization	645,000	531,000	1,935,000	1,593,000
UK Transaction Interest	2,996,000	—	2,996,000	—

Total:	$5,765,000	$2,695,000	$11,334,000	$8,115,000

We anticipate that interest expense will increase significantly in the future as a result of the $166.3 million of debt incurred in the financing associated with the UK Transaction.

Foreign currency transaction expense primarily pertains to USEB’s debt obligations to Countryside. Foreign currency transaction expense for the three and nine months ended September 30, 2006 was $847,000 and $4,276,000, respectively, compared to $4,039,000 and $2,387,000 for the corresponding periods in 2005. These amounts represent the adjustments, as required by SFAS 52, “Foreign Currency Translations,” to the outstanding principal owed to Countryside to reflect the change in the currency exchange rate from the start of the reporting periods to the end of the reporting periods plus $244,000 of expense related to the UK operations. The Canadian dollar to U.S. dollar exchange rate decreased to $1.1142 as of September 30, 2006 from $1.1201 as of June 30, 2006 and from $1.1660 as of December 31, 2005. See Note N to the condensed consolidated financial statements. The Canadian dollar to U.S. dollar exchange rate was $1.1713 as of September 30, 2005, $1.2287 as of June 30, 2005 and $1.2047 as of December 31, 2004.

The provision for income taxes for the three and nine months ended September 30, 2006 and 2005 was a benefit of $2,240,000 and an expense of $1,826,000 for the three months, respectively, and a benefit of $4,561,000 and an expense of $1,740,000 for the nine months, respectively. During the three months ended September 30, 2005, the Company recorded a valuation allowance of $4,165,000 against the deferred tax asset. The provisions for taxes are based on an effective tax rate of 38% and for the three and nine month periods ended September 30, 2006 are net of a $2,045,000 and $3,065,000 increase in the valuation allowance against the deferred tax asset, respectively.

Gain on Acquisition of a Segment of $25,021,000 for the three and nine months ended September 30, 2006 represents the purchase accounting gain related to the valuation of the gas reserves acquired in the UK transaction (see Note C to the condensed consolidated financial statements).

Gain on disposal of a segment of $150,000 for the nine months ended September 30, 2005 represents residual income from the operations of USE Canada Energy Corp which was sold in 2004.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2006, consolidated unrestricted cash amounted to $4,446,000 compared with $11,301,000 of unrestricted cash at December 31, 2005, a reduction of $6,855,000.

Of the $4,446,000 of consolidated unrestricted cash, $703,000 was held directly by the Company with the balance being held in the accounts of the Company’s subsidiaries. The $703,000 compares with $10,528,000 in unrestricted cash held directly by the Company as of December 31, 2005. Of the $9,825,000 decrease during the first nine months of 2006, $7,960,000 is directly related to the Company’s equity investment in the UK acquisition. The balance of the decrease principally relates to the Company’s general and administrative expenses and preferred dividends. The impact of future dividends on preferred stock has been mitigated by actions in 2006 reducing the outstanding preferred stock, including the conversion of the Company’s series D preferred stock and the voluntary conversion of most of the Company’s series C preferred stock into common stock.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Based on the Company’s estimates of cash requirements, the Company expects that the $703,000 of unrestricted cash held directly by the Company at September 30, 2006 is insufficient to fund the Company’s operations for the next six months and will necessitate additional cash funding no later than the first quarter of 2007 to continue its operations.

Cash flows from the UK operations are sufficient to support their operations, but restrictions under their financing arrangements limit or prohibit the distribution of cash to the Company.

While USEB has positive cash flows that enable it to meet its normal operating needs, USEB’s loan agreement with Countryside contains covenants that require USEB to set aside significant amounts from cash flow in various reserve accounts. Access to the funds in these accounts is restricted by the terms of the loan agreement.

Effective on April 1, 2007, USEB’s foreign currency hedge agreement which fixes the Canadian dollar to U.S. dollar exchange rate expires. As USEB is required to make payments to Countryside in Canadian dollars, USEB will be subject to adjustments in debt service payments made to Countryside to reflect existing exchange rates upon the expiration of the existing hedging arrangement. While USEB is required to hedge at least 75% of its future debt service payments to Countryside, any new hedging arrangement will result in an adjustment to the amount of U.S. dollar debt service payments made by USEB. Based upon the exchange rate existing as of September 30, 2006, USEB’s debt service payments to Countryside will increase by approximately $163,000 per month, to approximately $1,000,000 per month, beginning in April of 2007. This amount is subject to fluctuations in the exchange rate. When the foreign currency hedge agreement expires at the end of March 2007, USEB may not have sufficient cash to satisfy its debt service payment obligations and to continue its operations without access to a portion of the funds held in the various restricted cash accounts that are required by the financing arrangements with the Countryside Fund. Management is actively engaged in negotiations with USEB’s lender to restructure their loan arrangements but no assurance can be made that they will be successful.

The financing arrangements between the Countryside Fund and the USEB projects require these projects to maintain various restricted cash accounts, which, as of September 30, 2006, amounted to $33,498,000 including $27,866,000 classified as a long-term asset. These funds are presented as a long-term asset as they are being reserved to retire the long-term Illinois Subsidy Liabilities as they become due.

The financing arrangement we entered into with respect to the UK Transaction requires that GBGH set aside funds for various purposes, including maintenance and the Expansion. See Note C to the condensed consolidated financial statements. Management believes that the funds provided by the financing arrangements are sufficient for such purposes, including the completion of the Expansion. Nonetheless, we agreed, pursuant to an equity support agreement, to provide additional funds to GBGH as follows: (i) £2.66 million (approximately $5 million based upon the exchange rate in effect on or about August 7, 2006) no later than September 7, 2007 to cover certain of GBGH’s maintenance expenses; (ii) to cover certain shortfalls in the reserve account for the Expansion; (iii) $20 million, less specified amounts, upon default under specified financing arrangements; (iv) up to $4 million for certain breaches of warranties (or the discovery of certain negative information) arising with respect to the agreements pursuant to which we acquired the UK Assets; (v) $20 million, if GBGH elects to extend the initial interest rate and currency hedge agreements which is due to expire on August 7, 2009; and (vi) if GBGH enters into one or more replacement interest rate and currency hedge agreements, the amounts payable as an upfront fee or premium to the providers thereunder. The Company’s ability to provide any such additional funds to GBGH is dependent on the Company’s ability to raise additional capital.

The Countryside and UK Transaction financing arrangements generally limit or prohibit our principal cash generating subsidiaries from (i) making improvements or expanding certain projects unless specified conditions are satisfied; and/or (ii) distributing funds to U.S. Energy Systems, Inc., at the parent company level. As a result of these limitations and the expenditures incurred in connection with, among other things, the UK Transaction, we estimate that, at the parent company level, U.S. Energy Systems, Inc. will require additional funds for general corporate and working capital purposes no later than the first quarter of 2007.

We anticipate that the funds required will be generated by the raising of additional capital. However, as previously noted, our ability to raise additional capital is restricted by these financing arrangements which, among other things, limit our and our subsidiaries’ ability to issue equity, incur debt or sell assets. In particular, the Silver Point financing arrangement prohibits the Company and its subsidiaries from incurring any further debt and requires U.S. Energy Systems, Inc., with certain exceptions, to prepay the Silver Point loan, among other things, if we or our subsidiaries issue equity (provided that only 50% of the net proceeds in excess of the first $3 million from issuances of our equity is to be applied to reduce such loan). Further, Silver Point has the exclusive right to arrange financing for us through December 2006. No assurance can be given that we will be able to obtain the necessary funding on acceptable terms.

Management has been actively seeking to raise additional capital. The Company has initiated discussions with potential participants but as of the date of this filing, no commitments have been obtained nor can the obtaining of funding be guaranteed. Management is also seeking bridge financing should working capital requirements necessitate such financing prior to obtaining additional capital. Our ability to raise additional funds is restricted by our financing arrangements. No assurances can be given that the Company will be able to obtain the necessary funding on acceptable terms. If the Company is not successful in obtaining such funding, it would be required to curtail its operations and there would be substantial doubt about its ability to continue as a going concern.

During the nine months ended September 30, 2006, cash used in operating activities was $4,121,000, an increase of $3,729,000 from the $392,000 used in operating activities for the nine months ended September 30, 2005. The increase was due primarily to an increase in cash utilized in the UK operations.

Cash used in investing activities increased to $152,296,000 for the nine months ended September 30, 2006, compared to $798,000 of cash used in investing activities for the nine months ended September 30, 2005, an increase of $151,498,000. This increase was primarily the result of expenditures related to the UK Transaction including $49,371,000 of deposits into restricted cash accounts, the acquisition of $21,057,000 of various hedge agreements and $84,675,000 of gas field and power generation assets.

Cash provided by (used in) financing activities increased to $148,706,000 for the nine months ended September 30, 2006, an increase of $150,123,000 from the $1,417,000 used in financing activities for the nine months ended September 30, 2005. The increase is primarily due to the financing of the UK acquisition offset by principal payments made on long term debt and the payment of minority interest distributions related to the ownership of certain USEB projects.

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

We may from time to time make written or oral forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements contained in our filings with the Securities and Exchange Commission and in our press releases. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “strategy,” “will” and other words of similar meaning. The forward-looking statements are based on our beliefs, assumptions and expectations of future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are hereby identifying important factors that could cause actual results and outcomes to differ materially from those contained in any forward-looking statement made by or on our behalf. Such factors include, but are not limited to:

•	access to needed financing or refinancing on acceptable terms,

•	our ability to continue as a going concern,

•	revisions in the initial estimates in the fair market value of the acquired assets,

•	failure to realize the estimated savings or operating results of the acquisition, and other risks associated with acquisitions generally, including risks relating to managing and integrating acquired businesses,

•	changes in market conditions,

•	the impact of competition,

•	changes in local or regional economic conditions, and the amount and rate of growth in expenses,

•	dependence on management and key personnel,

•	changes in federal or state laws and their interpretation with respect to regulation, energy policy and other business issues,

•	the inability to commence planned projects in a timely manner,

•	our ability to continue our growth strategy, and

•	the ability to complete acquisitions.

Additional factors which may impact our business, prospects, operating results and financial condition are described under the caption “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005. Any forward-looking statement speaks only as of its date. We do not undertake to update any forward-looking statement that we may make from time to time.

ITEM 3: Quantitative and Qualitative Disclosures about Market Risk

We are exposed to various types of market risk in the normal course of our business, including the impact of interest rate changes, foreign currency exchange rate fluctuations, changes in equity investment prices and corporate tax rates and fluctuations in energy prices.

The Company has entered into derivative transactions as a hedge against these market risks. USEB has entered into a foreign currency hedge, as discussed in Note N to the condensed consolidated financial statements to eliminate the impact of fluctuations in exchange rates on our Countryside debt service payments through March 31, 2007. GBGH has entered into various hedging and similar arrangements with respect to gas and electricity prices, interest and currency rates and carbon emission allowances. These hedging arrangements are further described in Note C to the condensed consolidated financial statements.

ITEM 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer (the person who performs the functions of the Chief Financial Officer), as appropriate, to allow timely decisions regarding required disclosure.

Pursuant to Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, with the participation of management, including our Chief Executive Officer and Chief Accounting Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A: Risk Factors

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

If we do not obtain USEB’s guaranty of the Silver Point financing arrangements by December 31, 2006, an event of default will occur under the financing agreements and we may be required to issue Rights to acquire 3,998,000 shares.

Our financing arrangements with Silver Point provide that USEB, by December 31, 2006, must guaranty (the “USEB Guaranty”) the $23.3 million Silver Point financing. Otherwise, an event of default will occur under the terms of those financing arrangements. Upon an event of default, Silver Point has the right to accelerate the payment of principal and interest under the agreements. In addition, if the guaranty is not timely provided, we are required to issue to Silver Point Rights to acquire 3,998,000 shares (the “Silver Point Shares”). We need the consent of Cinergy Energy Solutions, Inc., our minority partner in USEB, and the Countryside Power Income Fund or its affiliates, to obtain this guaranty. We are involved in litigation with the Countryside Fund and no assurance can be given that Cinergy or the Countryside Fund will consent to the issuance of the USEB Guaranty.

Our stockholders may be diluted as a result of the issuance of the Rights.

In connection with the UK Transaction and the related financing arrangements, we issued Rights allowing the issuance of up to 8,074,000 shares (subject to increase for the Silver Point Shares). Of these Rights (as well as the Rights to acquire the Silver Point Shares): (i) Rights to acquire 5,074,000 Shares are exercisable at an exercise price of $0.01 per share; and (ii) the $0.01 exercise price of Rights to acquire 4,488,780 of these Shares will be reduced (and the number of shares to be issued will increase) on a weighted average basis if we issue common stock or rights to acquire common stock at a price per share (the “Trigger Price”) below the greater of $3.00 or fair market value (as determined pursuant to the applicable Right). Your equity interests in U.S. Energy Systems, Inc. may be diluted as a result of these issuances, the potential issuances that may result from the failure to obtain the USEB Guaranty on a timely basis and as a result of the application of these anti-dilution adjustments.

We require additional capital to fund our general corporate and working capital requirements no later than the first quarter of 2007.

We estimate that at the parent company level, U.S. Energy Systems, Inc. will require additional funds for general corporate and working capital purposes no later than the first quarter of 2007. As a result of limitations imposed by our various financing arrangements, funds for such purposes are generally not available from cash flows generated by our subsidiaries, as such subsidiaries are restricted in their ability to make distributions to us. Our ability to raise additional funds is restricted by our financing arrangements which, among other things, limit our and our subsidiaries’ ability to issue equity, incur debt or sell assets. In particular, the Silver Point financing arrangements prohibit U.S. Energy Systems, Inc. and its subsidiaries from incurring any additional debt and require us, with certain exceptions, to prepay the Silver Point loan if, among other things, we or our subsidiaries issue equity (provided that only 50% of the net proceeds in excess of the first $3 million from issuances of equity by U.S. Energy Systems, Inc. is to be applied to reduce such loan). Further, Silver Point has the exclusive right to arrange financing for us through December 2006. No assurance can be given that we will be able to obtain the necessary funding on acceptable terms. If the Company is not successful in obtaining such funding, it would be required to curtail its operations and there would be substantial doubt about its ability to continue as a going concern.

If USEB is unable to restructure or replace its debt payable to Countryside Canada Power Inc. (“Countryside”), or if Countryside accelerates the debt, it would have a material adverse effect upon USEB’s financial condition and continued operations.

USEB’s loan agreement with Countryside contains covenants that require USEB to set aside significant amounts from cash flow in various reserve accounts. Access to the funds in these accounts is restricted by the terms of the loan agreement. When the swap agreement expires in March 2007, USEB may not have sufficient funds available to satisfy debt service payments without access to a portion of the funds held in the various cash reserve accounts required by the agreement with Countryside. In addition, in October 2006, USEB received notices from Countryside claiming that USEB had failed to provide certain financial reporting documentation to Countryside as required by Section 5 of the loan agreement and claiming that, as a result, an event of default exists under the loan agreement. The loan agreement provides that upon an event of default under the circumstances alleged by Countryside the lender may, upon written notice to USEB, declare the entire unpaid principal and all accrued interest due and payable. Were the debt to be accelerated, USEB’s assets and cash flow would not be sufficient to repay the amounts outstanding under the loan agreement, and it is not certain that USEB would be able to restructure or replace the debt under such circumstances. USEB’s inability to restructure or replace the debt through its negotiations with Countryside, or an acceleration of the debt by Countryside, would have a material adverse effect upon USEB’s financial condition and continued operations.

An event of default under the Countryside loan agreement triggers an event of default under the Silver Point financing arrangements, which would, if accelerated, have a material adverse effect upon our financial condition and continued operations.

If an event of default occurs under the Countryside loan agreement, an event of default will occur under the Silver Point financing arrangements. Upon an event of default, Silver Point has the right to accelerate the payment of principal and interest under the Silver Point financing arrangements. An acceleration of the debt by Silver Point would have a material adverse effect upon our financial condition and continued operations.

The actual natural gas reserve acquired in the UK transaction may be below estimated quantities and the actual costs associated with location and extraction of the gas may exceed current estimates.

The actual quantities of natural gas reserves acquired in the UK transaction and the costs associated with the location and extraction of the natural gas, while based upon professional, third party engineering studies, may vary from estimates as they constitute future events which cannot be predicted with certainty. In the event the actual amounts of natural gas fall below estimated quantities or the cost associated with the exploration and extraction of the gas exceed estimated, the net cash flow derived from the UK operations may be adversely affected.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition and/or operating results.

Item 6: Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Bylaws of U.S. Energy Systems, Inc.

4.1	Form of Series D Common Stock Purchase Warrant

4.2	Form of Series E Common Stock Purchase Warrant

4.3	Form of Series F Common Stock Purchase Warrant

4.4	Form of Series G Common Stock Purchase Warrant

4.5	Form of Series H Common Stock Purchase Warrant

4.6	Form of Series I Common Stock Purchase Warrant

4.7	Class B Membership Units of US Energy Overseas Investments LLC, which are convertible into U.S. Energy Systems, Inc. common stock (description included in Exhibit 10.6)

10.1	First Lien Credit Agreement, dated as of August 7, 2006, among GBGH, LLC, the lenders party thereto, Credit Suisse, Cayman Islands Branch, as First Lien Collateral Agent and First Lien Administrative Agent, and Credit Suisse Securities (USA) LLC, as Sole Lead Arranger and Sole Bookrunner.

10.2	Second Lien Credit Agreement, dated as of August 7, 2006, among GBGH, LLC, the lenders party thereto, Credit Suisse, Cayman Islands Branch, as Second Lien Collateral Agent and Second Lien Administrative Agent, Credit Suisse Securities (USA) LLC, as Sole Lead Arranger and Sole Bookrunner.

10.3	Equity Support Agreement, dated as of August 7, 2006, among U.S. Energy Systems, Inc., GBGH, LLC and Credit Suisse.

10.4	Credit and Guaranty Agreement, dated as of August 7, 2006, among US Energy Overseas Investments LLC, U.S. Energy Systems, Inc., various lenders and Silver Point Finance, LLC, as Administrative Agent, Collateral Agent, Syndication Agent and Lead Arranger.

10.5	Second Amended and Restated Limited Liability Company Agreement, dated August 3, 2006, with respect to GBGH, LLC between US Energy Overseas Investments LLC and Marathon Capital Holdings (UK), LLC.

10.6	Amended and Restated Limited Liability Company Agreement, dated May 22, 2006, with respect to US Energy Overseas Investments LLC between U.S. Energy Systems, Inc. and VTEX Energy Inc.

10.7	Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement, dated as of August 1, 2006, with respect to US Energy Overseas Investments LLC, between U.S. Energy Systems, Inc. and VTEX Energy Inc.

31.1	Rule 13a-14(a)/15d-14(a) certifications

31.2	Rule 13a-14(a)/15d-14(a) certifications

32.1	Section 1350 certification

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. ENERGY SYSTEMS, INC.

By:	/s/ Asher E. Fogel
	Asher E. Fogel	Dated: November 20, 2006
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Richard J. Augustine
	Richard J. Augustine	Dated: November 20, 2006
Chief Accounting Officer
(Principal Accounting and Financial Officer)