Form 10-Q/A
period 2006-09-30
U S ENERGY SYSTEMS INC
filed 2006-11-21
CIK 351917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

U.S. Energy Systems, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006. Following filing of the Form 10-Q with the Commission, the Company became aware of clerical errors in the previously reported net income (loss) per share of common stock in the unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). This Form 10-Q/A is being filed to correct such errors.

Except as described above, and for minor typographical changes to the Pro Forma Condensed Consolidated Statements of Operations and Comprehensive Loss, the Company has not made any modifications to the original Form 10-Q. This Form 10-Q/A includes updated certifications from the Company’s chief executive officer and chief accounting officer in Exhibits 31.1, 31.2 and 32.1.

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

(continued)

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands, except Income (Loss) per share)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
NET INCOME (LOSS) PER SHARE OF COMMON STOCK:
Loss per Share of Common Stock-Continuing Operations - Basic and Diluted	$(0.42)	$(0.52)	$(0.79)	$(0.69)
Income per Share of Common Stock-Discontinued Operations - Basic and Diluted	—	—	—	$0.01
Income per Share of Common Stock-Extraordinary Gain - Basic and Diluted	$1.14	—	$1.26	—
Net Income (Loss) per Share of Common Stock - Basic and Diluted	$0.72	$(0.52)	$0.47	$(0.68)
Weighted Average Number of Common Shares Outstanding – Basic	17,350	12,407	15,736	12,407

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

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(Unaudited)

(In thousands, except per share data)

	U.S. Energy Systems, Inc. before giving consideration to the UK Transaction	Pro Forma impact of the UK Transaction	U.S. Energy Systems, Inc. after giving consideration to the UK Transaction
Revenue	$14,116	$3,681	$17,797

Costs and Expenses:
Operating Expenses	6,601	314	6,915
General, Administrative and Other Expenses	3,661	1,008	4,669
Depreciation, Depletion and Amortization	3,286	1,955	5,241

Total Costs and Expenses	13,548	3,277	16,825

Income from Operations	568	404	972
Interest and Dividend Income	2,980	1,786	4,766
Foreign Currency Translation	(2,387)	—	(2,387)
Interest Expense	(8,115)	(10,923)	(19,038)

Loss before Provision of Taxes and Minority Interest	(6,954)	(8,733)	(15,687)
Income Tax Expense	(1,740)	—	(1,740)
Minority Interest	752	1,834	2,586

Loss from Continuing Operations	(7,942)	(6,899)	$(14,841)
Gain on Disposal of Segment (net of Income Tax)	150	—	150

Net Loss	(7,792)	(6,899)	(14,691)
Dividends on Preferred Stock	(619)	—	(619)

Net Loss Applicable to Common Stockholders	$(8,411)	$(6,899)	$(15,310)

Other Comprehensive Loss:
Net Loss	$(7,792)	$(6,899)	$(14,691)
Unrealized Gain on Foreign Currency Translation	121	—	121

Total Comprehensive Loss	$(7,671)	$(6,899)	$(14,570)

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(Unaudited)

(In thousands, except per share data)

	U.S. Energy Systems, Inc. before giving consideration to the UK Transaction	Pro Forma impact of the UK Transaction	U.S. Energy Systems, Inc. after giving consideration to the UK Transaction
NET LOSS PER SHARE OF COMMON STOCK:
Net Loss per share from Continuing Operations – Basic and Diluted	$(0.68)	$(0.55)	$(1.23)
Weighted Average Number of Common Shares Outstanding – Basic	12,356,000	12,356,000	12,356,000
Weighted Average Number of Common Shares Outstanding – Diluted	12,356,000	20,430,000	20,430,000

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2006

(Unaudited)

(In thousands, except per share data)

	U.S. Energy Systems, Inc. before giving consideration to the UK Transaction	Pro Forma impact of the UK Transaction	U.S. Energy Systems, Inc. after giving consideration to the UK Transaction
Revenue	$14,710	$1,537	$16,247

Costs and Expenses:
Operating Expenses	8,048	897	8,945
General, Administrative and Other Expenses	5,830	338	6,168
Depreciation, Depletion and Amortization	4,070	1,286	5,356

Total Costs and Expenses	17,948	2,521	20,469

(Loss) Income from Operations	(3,238)	(984)	(4,222)
Interest and Dividend Income	3,195	1,236	4,431
Foreign Currency Translation	(4,276)	—	(4,276)
Unrealized Loss on Hedges	(3,779)	—	(3,779)
Interest Expense	(11,334)	(7,276)	(18,610)

Loss before Provision of Taxes and Minority Interest	(19,432)	(7,024)	(26,456)
Income Tax Benefit	4,561	—	4,561
Minority Interest	(2,590)	1,475	(1,115)

Net Loss	(17,461)	(5,549)	(23,010)
Dividends on Preferred Stock	(210)	—	(210)

Net Loss Applicable to Common Stockholders	$(17,671)	$(5,549)	$(23,220)

Other Comprehensive Loss:
Net Loss	$(17,461)	$(5,549)	$(23,010)
Unrealized Gain on Investments (Net of Taxes)	96	—	96

Total Comprehensive Loss	$(17,365)	$(5,549)	$(22,914)

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2006

(Unaudited)

(In thousands, except per share data)

	U.S. Energy Systems, Inc. before giving consideration to the UK Transaction	Pro Forma impact of the UK Transaction	U.S. Energy Systems, Inc. after giving consideration to the UK Transaction
NET LOSS PER SHARE OF COMMON STOCK:
Net Loss per share from Continuing Operations – Basic and Diluted	$(1.18)	$(0.37)	$(1.55)
Weighted Average Number of Common Shares Outstanding – Basic	14,912,000	14,912,000	14,912,000
Weighted Average Number of Common Shares Outstanding – Diluted	14,912,000	22,986,000	22,986,000

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

Item 6: Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Bylaws of U.S. Energy Systems, Inc.*

4.1	Form of Series D Common Stock Purchase Warrant*

4.2	Form of Series E Common Stock Purchase Warrant*

4.3	Form of Series F Common Stock Purchase Warrant*

4.4	Form of Series G Common Stock Purchase Warrant*

4.5	Form of Series H Common Stock Purchase Warrant*

4.6	Form of Series I Common Stock Purchase Warrant*

4.7	Class B Membership Units of US Energy Overseas Investments LLC, which are convertible into U.S. Energy Systems, Inc. common stock (description included in Exhibit 10.6)*

10.1	First Lien Credit Agreement, dated as of August 7, 2006, among GBGH, LLC, the lenders party thereto, Credit Suisse, Cayman Islands Branch, as First Lien Collateral Agent and First Lien Administrative Agent, and Credit Suisse Securities (USA) LLC, as Sole Lead Arranger and Sole Bookrunner.*

10.2	Second Lien Credit Agreement, dated as of August 7, 2006, among GBGH, LLC, the lenders party thereto, Credit Suisse, Cayman Islands Branch, as Second Lien Collateral Agent and Second Lien Administrative Agent, Credit Suisse Securities (USA) LLC, as Sole Lead Arranger and Sole Bookrunner.*

10.3	Equity Support Agreement, dated as of August 7, 2006, among U.S. Energy Systems, Inc., GBGH, LLC and Credit Suisse.*

10.4	Credit and Guaranty Agreement, dated as of August 7, 2006, among US Energy Overseas Investments LLC, U.S. Energy Systems, Inc., various lenders and Silver Point Finance, LLC, as Administrative Agent, Collateral Agent, Syndication Agent and Lead Arranger.*

10.5	Second Amended and Restated Limited Liability Company Agreement, dated August 3, 2006, with respect to GBGH, LLC between US Energy Overseas Investments LLC and Marathon Capital Holdings (UK), LLC.*

10.6	Amended and Restated Limited Liability Company Agreement, dated May 22, 2006, with respect to US Energy Overseas Investments LLC between U.S. Energy Systems, Inc. and VTEX Energy Inc.*

10.7	Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement, dated as of August 1, 2006, with respect to US Energy Overseas Investments LLC, between U.S. Energy Systems, Inc. and VTEX Energy Inc.*

31.1	Rule 13a-14(a)/15d-14(a) certifications

31.2	Rule 13a-14(a)/15d-14(a) certifications

32.1	Section 1350 certification

* Previously filed with Company’s Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 21, 2006.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. ENERGY SYSTEMS, INC.

By:	/s/ Asher E. Fogel
	Asher E. Fogel	Dated: November 21, 2006
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Richard J. Augustine
	Richard J. Augustine	Dated: November 21, 2006
Chief Accounting Officer
(Principal Accounting and Financial Officer)