Form 10-Q/A
period 2006-09-30
U S ENERGY SYSTEMS INC
filed 2007-05-07
CIK 351917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

Explanatory Note:

We are filing this amendment of our Form 10-Q for the quarterly period ended September 30, 2006, to amend and restate financial statements and other financial information with respect to a change in the interpretation and application of Statement of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”), pertaining to the computation and allocation of the purchase price for the acquisition of the UK assets as further described in Note D to the condensed consolidated financial statements.

As discussed in the Form 10-Q for the quarter ended September 30, 2006 filed with the Securities and Exchange Commission on November 21, 2006, U.S. Energy Systems, Inc. and its subsidiaries (the “Company”) allocated the cost of the UK Transaction to the assets acquired including the market value of the natural gas reserves based upon a preliminary third party valuation obtained during the evaluation process and using the estimated fair value of the assets acquired. Based upon a comparison of the purchase price to the fair value of the assets acquired, an estimated Gain on Acquisition of a Segment of $25 million, $38 million less $13 million of taxes, was included in the statement of operations for the period.

Originally, the excess of the estimated fair value of the assets acquired over the acquisition price was recorded as a $25 million Extraordinary Gain on Acquisition of a Segment. Upon further review of FAS 141, it was subsequently determined that this excess should first be allocated against the estimated fair value of the acquired assets on a prorated basis until such assets had been written down to zero, before any gain being recorded. Therefore, the estimated net gain of $25 million, net of taxes and the allocation of $5,254,000 for minority interest, reported in the Form 10-Q for the quarter ended September 30, 2006 has been reversed.

In addition, a change in the valuation of the various equity instruments provided to the sellers and lenders resulted in an increase in the acquisition and debt issuance costs associated with the issuance of the equity instruments. The valuation of the equity instruments issued in connection with the purchase price and the debt financing, which included warrants of USEY and Class B membership interests in a USEY subsidiary, is based upon the average market price of the Company’s stock for a period including the closing date (August 7, 2006) and two days before the closing date for the warrants and a third party valuation for the Class B membership interests of the USEY subsidiary. The original valuation of the equity interests utilized a stock price of $3.30 per share for the acquisition costs and $4.47 per share for the debt issuance costs. The valuation price was adjusted to $6.50 per share for both the acquisition costs and the debt issuance costs. The changes resulted in an increase in the total acquisition price of $2,150,000 and an increase in debt issuance cost of $38,970,000, which is netted against the debt for presentation purposes. The value of the warrants issued in connection with the debt financing is based upon the relative fair value of the debt and the warrants as of the issuance date.

The following table summarizes changes in the purchase price of the net assets acquired and the allocation thereof:

As of August 7, 2006 (unaudited) (in thousands)	Original Amount Reported	Purchase Price Adjustment (1)(3)	Revised Purchase Price	Removal of Extraordinary Gain (2)	Revised Valuation Allocation (3)	As Restated
Cash Paid for Acquisition	$72,634	$—	$72,634	$—	$—	$72,634
Equity Instruments Issued for Acquisition	7,920	7,513	15,433	—	—	15,433
Direct Acquisition Costs	12,042	(5,363)	6,679	—	—	6,679

Total Acquisition Price	$92,596	$2,150	$94,746	$—	$—	$94,746

Property, Plant and Equipment	$12,862	$—	$—	$—	$(2,310)	$10,552
Gas Property and Equipment, Depleting	119,607	—	—	(38,494)	3,511	84,624
Long Term Power/Gas Contract	250	—	—	—	1,986	2,236
Decommission Liabilities	(1,629)	—	—	—	(1,037)	(2,666)

Totals	$131,090	$—	$—	$(38,494)	$2,150	$94,746

(1)	Purchase Price Adjustment column represents the correction to the original values ascribed to equity instruments and direct acquisition costs.
(2)	Represents the correction of the application of FAS 141 to limit the values ascribed to the purchased assets to the purchase price.
(3)	These adjustments reflect the fair value of assets acquired (as adjusted for negative goodwill) and the equity instruments issued as provided by third party valuation reports.

The reversal of the previously recorded extraordinary gain and the resulting adjusted carrying values of the assets have no effect on the cash flows or current loss from operations of the Company for the three and nine months ended September 30, 2006. The reduced carrying values of these assets will result in a decrease of future charges for depreciation, depletion and amortization related to these assets. The changes in the valuation of the equity instruments issued in connection with the UK Transaction have no effect on the cash flows of the Company for the quarterly period ended September 30, 2006 but did increase our operating loss for both the three and nine month periods by the amount of the amortization of the debt issuance costs, approximately $788,000.

The Company is currently working with an independent valuation company to verify the values utilized in the purchase price allocation for the UK Transaction. In accordance with FAS141, it has one year from the date of the acquisition to finalize its allocation of the purchase price for the UK Transaction. Actual results may differ significantly from the estimates used thereby affecting the future valuation of these items.

This Form 10-Q/A includes updated certifications from the Company’s chief executive officer and chief accounting officer in Exhibits 31.1, 31.2 and 32.1.

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

U.S. ENERGY SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2006	December 31, 2005
	(Restated/Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$4,446	$11,301
Restricted Cash and Marketable Securities	5,662	5,501
Accounts Receivable Trade (less allowance for doubtful accounts of $159 and $888 in 2006 and 2005, respectively)	4,934	2,198
Accounts Receivable Affiliates (less allowance for doubtful accounts of $511 in 2006 and 2005)	1,646	2,789
Notes and Interest Receivable, Current Portion	2,630	1,976
Other Current Assets	2,625	1,633

Total Current Assets	21,943	25,398

Restricted Cash and Marketable Securities	93,434	26,429
Property, Plant and Equipment, Net	50,132	40,306
Gas Property and Equipment, Depleting	83,013	—
Gas Property and Equipment, Non-Depleting	2,787	—
Long-Term Power / Gas Contract	2,193	—
Construction in Progress	198	198
Deferred Costs—UK Acquisition	—	261
Notes Receivable, less Current Portion	20,570	22,088
Investments	1,381	1,234
Debt Issuance Costs, Net of Accumulated Amortization	9,882	10,476
Goodwill	26,618	26,618
Derivative Instruments	18,037	1,860
Deferred Tax Asset (less valuation allowance of $14,405 in 2006 and $11,340 in 2005)	18,853	13,878
Other Assets	3,253	283

TOTAL ASSETS	$352,294	$169,029

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$1,987	$1,879
Accounts Payable Trade and Accrued Expenses	13,316	4,083
Accounts Payable Affiliates	1,397	1,091
Deferred Revenue	272	272

Total Current Liabilities	16,972	7,325

Long-Term Debt, less Current Portion	218,615	87,282
Deferred Revenue	15,863	16,224
Deferred Royalty	5,072	5,379
Illinois Subsidy Liability	36,126	31,678
Decommissioning Liability	2,666	—

Total Liabilities	295,314	147,888

Commitments and Contingencies
Minority Interest	20,023	4,968

See notes to condensed consolidated financial statements

which are an integral part of the financial statements.

(continued)

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	September 30, 2006	December 31, 2005
	(Restated/ Unaudited)
STOCKHOLDERS’ EQUITY
Preferred Stock, $.01 par value, Authorized 10,000,000 Shares:
Series B, Cumulative, Convertible, Issued and Outstanding, 368 Shares, Liquidation Preference, $1,000 per share	$—	$—
Series C, Cumulative, Convertible, Issued and Outstanding, 38,809 Shares as of September 30, 2006 and 97,333 Shares as of December 31, 2005, Liquidation Preference, $30 per share	—	1
Series D, Cumulative, Convertible, Issued and Outstanding, 0 shares as of September 30, 2006 and 916,666 Shares as of December 31, 2005, Liquidation Preference, $9 per share	—	9

Common Stock, $.01 par value, Authorized 50,000,000 Shares, Issued 17,816,290, Outstanding 17,370,360 at September 30, 2006 and Issued 13,490,098, Outstanding 13,044,109 at December 31, 2005, respectively	180	135
Treasury Stock at Cost – 445,930 Shares	(2,204)	(2,204)
Additional Paid-In Capital	95,666	62,583
Accumulated Deficit	(59,522)	(46,528)
Accumulated Other Comprehensive Income	2,837	2,177

Total Stockholders’ Equity	36,957	16,173

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$352,294	$169,029

See notes to condensed consolidated financial statements

which are an integral part of the financial statements.

(concluded)

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except Loss per share)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(Restated)		(Restated)
Revenues	$5,154	$4,616	$14,710	$14,116

Costs and Expenses:
Operating Expenses	2,998	2,126	8,048	6,601
General and Administrative Expenses	1,934	1,393	6,022	3,932
Depreciation and Amortization	1,646	1,095	4,070	3,286
Income from Joint Ventures	(47)	(162)	(192)	(271)

Total Costs and Expenses	6,531	4,452	17,948	13,548

(Loss) Income from Operations	(1,377)	164	(3,238)	568

Interest and Dividend Income	1,003	1,164	3,246	3,023
Foreign Currency Transaction Expense	(847)	(4,039)	(4,276)	(2,387)
Unrealized Loss on Hedges	(3,779)	–	(3,779)	–
Interest Expense	(6,553)	(2,695)	(12,122)	(8,115)
Other Loss	(9)	(50)	(51)	(43)

Loss before Taxes, Minority Interest and Disposal of Segment	(11,562)	(5,456)	(20,220)	(6,954)
Minority Interest	1,218	1,014	2,664	752
Income Tax Benefit (Expense)	2,240	(1,826)	4,561	(1,740)

Loss from Continuing Operations	(8,104)	(6,268)	(12,995)	(7,942)

Gain on Disposal of a Segment – Discontinued Operations (Net of taxes)	–	–	–	150

Net Loss	(8,104)	(6,268)	(12,995)	(7,792)

Dividends on Preferred Stock	(10)	(206)	(210)	(619)

Net Loss Applicable to Common Stockholders	$(8,114)	$(6,474)	$(13,205)	$(8,411)

Other Comprehensive Loss:
Net Loss	$(8,104)	$(6,268)	$(12,995)	$(7,792)
Other Comprehensive Income (Net of taxes)	390	377	96	121

Total Comprehensive Loss	$(7,714)	$(5,891)	$(12,899)	$(7,671)

See notes to condensed consolidated financial statements

which are an integral part of the financial statements.

(continued)

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE LOSS

(Unaudited)

(In thousands, except Loss per share)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(Restated)		(Restated)
NET INCOME (LOSS) PER SHARE OF COMMON STOCK:

Loss per Share of Common Stock-Continuing Operations – Basic and Diluted	$(0.47)	$(0.52)	$(0.84)	$(0.69)
Income per Share of Common Stock-Discontinued Operations – Basic and Diluted	—	—	—	$0.01
Net Loss per Share of Common Stock – Basic and Diluted	$(0.47)	$(0.52)	$(0.84)	$(0.68)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	17,350	12,407	15,736	12,407

See notes to condensed consolidated financial statements

which are an integral part of the financial statements.

(concluded)

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	NINE MONTHS ENDED September 30,
	2006	2005
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(12,995)	$(7,792)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Depreciation and Amortization	4,070	3,286
Minority Interest	(2,664)	(2,964)
Foreign Currency Transaction	4,276	2,387
Unrealized Gains	—	129
Deferred Taxes	(4,637)	1,518
Unrealized Loss on Hedges	3,779	—
Equity Gains in Subsidiary	(111)	—
Provision for Bad Debts	(715)	—
Stock Based Compensation	1,727	—
Non-Cash Interest	788	—

Increase (Decrease) in Cash Attributable to Changes in Operating Assets and Liabilities:
Accounts Receivable	(878)	92
Foreign Currency Hedge	—	136
Other Current Assets	(656)	(670)
Other Assets	(2,709)	(45)
Accounts Payable and Accrued Expenses	2,511	11
Decommissioning Liability	2,666	—
Deferred Royalty	(307)	(193)
Deferred Revenue	(361)	(471)
Deposits to Restricted Cash – Working Capital UK Transaction	(1,316)	—
Illinois Subsidy Liability	4,448	4,184

Net Cash Flows Used in Operating Activities	(3,084)	(392)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted Cash	4,409	(1,367)
Deposits to Restricted Cash – Capital Expansion UK Transaction	(49,371)	—
Acquisition/Capital Improvements UK Operations	(76,563)	—
Payments of Notes Receivable	864	1,614
Purchase of Investments	(36)	(405)
Purchase of Derivatives	(21,057)	—
Debt Issuance Costs	(8,792)	—
Acquisition of Equipment and Leasehold Improvements	(2,787)	(640)

Net Cash Used in Investing Activities	(153,333)	(798)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Long-Term Debt	166,335	—
Payments of Long-Term Debt	(1,134)	(1,015)
Deposits to Restricted Cash – Debt Service UK Transaction	(20,074)	—
Proceeds from Subsidiary Issuance of Ownership Interests	3,743	—
Additional Paid in Capital	46	217
Dividends on Preferred Stock	(210)	(619)

Net Cash Provided by (Used in) Financing Activities	148,706	(1,417)

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	NINE MONTHS ENDED September 30,
	2006	2005
	(Restated)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	$856	$—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(6,855)	(2,607)

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	11,301	15,982

CASH AND CASH EQUIVALENTS – END OF PERIOD	$4,446	$13,375

Supplemental Disclosure of Cash Flow Information
Cash Paid for Interest	$6,403	$6,521
Cash Paid For Taxes	$183	$198

Supplemental Schedule of Non-cash Investing & Financing
Conversion of Preferred Stock to Common Stock	$10	$—
Non Cash Component of UK Acquisition Price	$15,433	$—

See notes to consolidated financial statements

which are an integral part of the financial statements.

(concluded)

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and Regulation S-X, and accordingly, do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. The results for the three and nine months ended September 30, 2006 are not necessarily indicative of results for the full year or any other period (see particularly Note D). For a more complete discussion of significant accounting policies and certain other information, you should refer to the financial statements included in U.S. Energy Systems, Inc.’s (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2005.

Certain reclassifications, primarily pertaining to a regrouping of account totals, have been made to the prior year’s condensed consolidated financial statements to conform to the current year’s presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Based on the Company’s estimates of cash requirements, the Company expects that the $703,000 of unrestricted cash held directly by the Company, exclusive of cash held by the Company’s subsidiaries, at September 30, 2006 is insufficient to fund the Company’s operations for the next year and will necessitate additional cash funding no later than the first quarter of 2007 to continue its operations. As discussed in Note U, during the first quarter of 2007, the Company completed the sale of 1,280,000 shares of its common stock at a price of $5.00 per share, exclusive of warrants, resulting in the Company having sufficient cash available to fund the Company’s operations for the upcoming year.

NOTE B – RESTATEMENT

The Company is amending its Form 10-Q for the quarterly period ended September 30, 2006, to amend and restate financial statements and other financial information with respect to a change in the interpretation and application of Statement of Financial Accounting Standards No. 141, Business Combinations (“FAS141”), pertaining to the computation and allocation of the purchase price for the acquisition of the UK assets as further described in Note D to the condensed consolidated financial statements.

As discussed in the Form 10-Q for the quarter ended September 30, 2006 filed with the Securities and Exchange Commission on November 21, 2006, the Company allocated the cost of the UK Transaction to the assets acquired including the fair value of the natural gas reserves based upon a preliminary third party valuation obtained during the evaluation process and using the estimated fair value of the assets acquired. Based upon a comparison of the purchase price to the estimated fair value of the assets acquired, an estimated extraordinary gain of $25 million, $38 million less $13 million of taxes, was included in the statement of operations for the period.

Originally, the excess of the estimated fair value of the assets acquired over the acquisition price was recorded as a $25 million Extraordinary Gain on Acquisition of a Segment. Upon further review of FAS 141, it was subsequently determined that this excess should first be allocated against the estimated fair value of the acquired assets on a prorated basis until such assets had been written down to zero, before any gain being recorded. Therefore the estimated net gain of $25 million, net of taxes and the allocation of $5,254,000 for minority interest, reported in the Form 10-Q for the quarter ended September 30, 2006 has been reversed.

In addition, a change in the valuation of the various equity instruments provided to the sellers and lenders resulted in an increase in the acquisition and debt issuance costs associated with the issuance of the equity instruments. The valuation of the equity instruments issued in connection with the purchase price and the debt financing, which included warrants of USEY and Class B membership interests of a USEY subsidiary, is based upon the average market price of the Company’s stock for a period including the closing date (August 7, 2006) and two days before the closing date for the warrants and a third party valuation for the Class B membership interests of the USEY subsidiary. The original valuation of the equity interests utilized a stock price of $3.30 per share for the acquisition costs and $4.47 per share for the debt issuance costs. Utilizing the revised interpretation of FAS 141, the valuation price was adjusted to $6.50 per share for both the acquisition costs and the debt issuance costs. The changes resulted in an increase in the total acquisition price of $2,150,000 and an increase in debt issuance cost of $38,970,000, which is netted against the debt for presentation purposes. The value of the warrants issued in connection with the debt financing is based upon the relative fair value of the debt and the warrants as of the issuance date.

The following table summarizes changes in the purchase price of the net assets acquired and the allocation thereof:

As of August 7, 2006 (unaudited) (in thousands)	Original Amount Reported	Purchase Price Adjustment (1)(3)	Revised Purchase Price	Removal of Extraordinary Gain (2)	Revised Valuation Allocation (3)	As Restated
Cash Paid for Acquisition	$72,634	$—	$72,634	$—	$—	$72,634
Equity Instruments Issued for Acquisition	7,920	7,513	15,433	—	—	15,433
Direct Acquisition Costs	12,042	(5,363)	6,679	—	—	6,679

Total Acquisition Price	$92,596	$2,150	$94,746	$—	$—	$94,746

Property, Plant and Equipment	$12,862	$—	$—	$—	$(2,310)	$10,552
Gas Property and Equipment, Depleting	119,607	—	—	(38,494)	3,511	84,624
Long Term Power/Gas Contract	250	—	—	—	1,986	2,236
Decommission Liabilities	(1,629)	—	—	—	(1,037)	(2,666)

Totals	$131,090	$—	$—	$(38,494)	$2,150	$94,746

(1)	Purchase Price Adjustment column represents the correction to the original values ascribed to equity instruments and direct acquisition costs.
(2)	Represents the correction of the application of FAS 141 to limit the values ascribed to the purchased assets to the purchase price.
(3)	These adjustments reflect the fair value of assets acquired (as adjusted for negative goodwill) and the equity instruments issued as provided by third party valuation reports.

The reversal of the previously recorded extraordinary gain and the resulting reduced carrying value of the assets have no effect on the cash flows or current loss from operations of the Company for the three and nine months ended September 30, 2006. The reduced carrying values of these assets will result in a decrease in future charges for depreciation, depletion and amortization related to these assets. The changes in the valuation of the equity instruments issued in connection with the UK Transaction have no effect on the cash flows of the Company for the quarterly period ended September 30, 2006 but did increase our operating loss for the three and nine month periods by the amount of the amortization of the debt issuance costs, approximately $788,000.

The Company is currently working with an independent valuation company to verify its estimates on the UK Transaction. In accordance with FAS141, it has one year from the date of the acquisition to finalize its allocation of the purchase price for the UK Transaction. Actual results may differ significantly from the estimates used thereby affecting the future valuation of these items.

The following tables isolate each of the restated amounts in the Company’s consolidated balance sheet as of September 30, 2006 and Statement of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2006.

CONSOLIDATED BALANCE SHEET AT SEPTEMBER 30, 2006	AFTER RESTATEMENT	AS ORIGINALLY REPORTED
	(unaudited – in thousands)
Property, Plant and Equipment	$50,132	$72,279
Gas Property and Equipment, Depleting	$83,013	$127,515
Long-Term Power / Gas Contract	$2,193	—
Deferred Tax Asset	$18,853	$5,380
Total Assets	$352,294	$403,277
Accounts Payable and Accrued Expenses	$13,316	$14,945
Decommissioning Liability	$2,666	$—
Minority Interests	$20,023	$11,777
Total Liabilities	$295,314	$332,319
Accumulated Deficit	$(59,522)	$(38,967)
Total Stockholders’ Equity	$36,957	$59,181
Total Liabilities and Stockholders’ Equity	$352,294	$403,277

STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006	AFTER RESTATEMENT	AS ORIGINALLY REPORTED
	(unaudited – in thousands, except per share data)
Interest Expense	$6,553	$5,765
Loss Before Taxes	$(11,562)	$(10,774)
Gain on Acquisition of a Segment	$—	$25,021
Minority Interest	$—	$(5,254)
Net (Loss) Income	$(8,104)	$12,451
Net (Loss) Income Applicable to Common Stockholders	$(8,114)	$12,441
Total Comprehensive (Loss) Income	$(7,714)	$12,841
(Loss) Income Per Share of Common Stock	$(0.47)	$0.72

STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006	AFTER RESTATEMENT	AS ORIGINALLY REPORTED
	(unaudited – in thousands, except per share data)
Interest Expense	$12,122	$11,334
Loss Before Taxes	$(20,220)	$(19,432)
Gain on Acquisition of a Segment	$—	$25,021
Minority Interest	$—	$(5,254)
Net (Loss) Income	$(12,995)	$7,560
Net (Loss) Income Applicable to Common Stockholders	$(13,205)	$7,350
Total Comprehensive (Loss) Income	$(12,899)	$7,656
(Loss) Income Per Share of Common Stock	$(0.84)	$0.47

NOTE C—BASIS OF REPORTING

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

In preparing the condensed consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company made estimates in computing the excess of fair value over costs on the UK Transaction and the application of FAS141, in accounting for the entire transaction. The Company is currently working with an independent valuation company to verify our estimates on the UK Transaction. In accordance with FAS141, it has one year from the date of acquisition to finalize its allocation of the purchase price for the UK Transaction. The Company anticipates finalizing the purchase price allocation during 2007. Actual results may differ significantly from the estimates used thereby affecting the future valuation of these items. See Note D for further discussion on the UK Transaction.

Gas Properties – The Company follows the full cost method of accounting for gas properties. Accordingly, all costs associated with acquisition, exploration and development of gas reserves, including directly related overhead costs and related asset retirement costs, are capitalized.

All capitalized costs of gas properties are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves that are associated with the projects can be determined or until impairment occurs. Investments in unproved properties are carried on the Company’s balance sheet as Gas Property and Equipment – Non-Depleting.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company is assessing FIN 48 and has not yet determined the impact that the adoption of FIN 48 will have on its result of operations or financial position.

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

NOTE D—ACQUISITIONS

On August 7, 2006, the Company completed its acquisition and financing of certain energy assets in the United Kingdom through certain of its subsidiaries (the “UK Transaction”). The assets (the “UK Assets”) acquired include (i) gas licenses for approximately 100,000 acres of onshore natural gas properties and mineral rights in North Yorkshire, England (the “Gas Licenses”), containing significant proved reserves, (ii) the Knapton Generating Station, a 42 MW gas-fired power plant associated with and located in the vicinity of the natural gas reserves in North Yorkshire, England, and (iii) certain related gas gathering and processing assets. As part of the UK Transaction, a subsidiary of the Company entered into a power purchase agreement and a gas sales agreement with Scottish Power Energy Management (“Scottish Power”) under which Scottish Power is required to take all of the electricity generated by the Knapton Generating Station and all of the natural gas produced from the associated reserves up to 100 bcf for a term of up to 12 years. The Company paid approximately $72.6 million and issued rights to acquire up to

8.1 million shares of its common stock, to acquire the UK Assets. The financing of the UK Transaction provided approximately $166.3 million for, among other things, the acquisition of the UK Assets, for the funding of certain reserves required by the terms of the financing and for working capital to be used by the Company’s subsidiaries for the operation and upgrading of the UK Assets necessary to increase gas production. These loans mature in 2013 and 2014, subject to acceleration or mandatory prepayments upon the occurrence of certain events, and are currently secured by substantially all of the Company’s and its subsidiaries’ assets, other than U.S. Energy Biogas Corp.’s (“USEB”) assets.

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

As part of the transaction, various hedging and similar arrangements were entered into with respect to, among other things, gas and electricity prices, interest and currency rates, and carbon emission allowances. The gas and electric hedges assures the Company that it will receive not less than specified prices for the sale of electricity from the Knapton Generating Station through August 2009 and for the sale of gas from the facility in 2010 and 2011. The currency and interest rate hedges ensure that the results of operations with respect to our UK activities will not be adversely impacted, through August 2009, as a result of fluctuation in such rates. The agreement with respect to carbon emission allowances requires that the Company purchase a specified amount of such allowances at fixed prices through December 31, 2007.

The financing arrangements entered into with respect to the UK Transaction require that GBGH set aside funds for various purposes, including maintenance and the Expansion. Management believes that such funds are sufficient for such purposes, including the completion of the Expansion. Nonetheless, the Company agreed, pursuant to an equity support agreement, to provide additional funds to GBGH as follows: (i) £2.66 million (approximately $5 million based upon the exchange rate in effect on or about August 7, 2006) no later than September 7, 2007 to cover certain of GBGH’s maintenance expenses; (ii) to cover certain shortfalls in the reserve account for Expansion; (iii) $20 million, less specified amounts, upon default under specified financing arrangements; (iv) up to $4 million for certain breaches of warranties (or the discovery of certain negative information) arising with respect to the agreements pursuant to which we acquired the UK Assets; (v) $20 million, if GBGH elects to extend the initial interest rate and currency hedge agreements which are due to expire on August 7, 2009; and (vi) if GBGH enters into one or more replacement interest rate and currency hedge agreements, the amounts payable as an upfront fee or premium to the providers thereunder.

The Company is in the process of reviewing the application of FAS141 including working with an independent valuation company to determine and verify the fair value of all assets acquired. In accordance with FAS141, we have one year from the acquisition date, August 7, 2006, to finalize the allocation of the purchase price. As of September 30, 2006, we have allocated the cost of the UK Transaction to the assets acquired including the fair value of the natural gas reserves which is based on a third party valuation obtained during the evaluation process and using the fair market price of natural gas in the UK market at closing. The allocation of purchase price is subject to revision based on the results of the independent valuation company and our further evaluation.

The following table details the purchase price and the allocation for the UK Transaction through the application of FAS141 as of September 30, 2006. This information, specifically the final amount of the fair value of the assets acquired over the acquisition price and the allocation of purchase price to the assets acquired, are subject to revision based on the results of the independent valuation and our further evaluation.

The total fair value of the assets acquired was approximately $156,760,000 and the total purchase price was $94,746,000. The difference of $62,014,000 has been allocated as a reduction to the long term assets in accordance with FAS 141.

Cash Paid for Acquisition	$72,634,000
Equity Instruments Issued for Acquisition	15,433,000
Direct Acquisition Costs	6,679,000

Total Acquisition Price	$94,746,000

Gas Property and Equipment, Depleting	$84,624,000
Property, Plant and Equipment	10,552,000
Decommissioning Liability	(2,666,000)
Long Term Power /Gas Purchase Agreement	2,236,000

Total Asset Acquired	$94,746,000

Following are the Pro Forma Condensed Consolidated Statements of Operations for the Company for the nine months ended September 30, 2005 and 2006. These Pro Forma Condensed Consolidated Statements of Operations estimate the operations of the Company as if the acquisition had occurred on January 1, 2005 and January 1, 2006, respectively.

The Pro Forma Condensed Consolidated Statement of Operations for 2005 includes the actual results of the Company combined with the historical results of the entities acquired for the same periods. This statement also includes the estimated operations of the distressed power plant giving effect to the new power purchase agreement entered into as a result of the acquisition with production based on actual historical operating results of the plant for the relevant period. Depletion charges have been calculated based on the new value assigned to the gas reserves. These statements also include the impact of the borrowing agreements entered into by the Company reflecting the resulting interest expense on the debt that would have been outstanding and interest income from the reserve accounts established as a result of the acquisition.

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

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(Unaudited)

(In thousands, except per share data)

	U.S. Energy Systems, Inc. before giving consideration to the UK Transaction	Pro Forma impact of the UK Transaction	U.S. Energy Systems, Inc. after giving consideration to the UK Transaction
Revenue	$14,116	$3,681	$17,797

Costs and Expenses:
Operating Expenses	6,601	314	6,915
General, Administrative and Other Expenses	3,661	1,008	4,669
Depreciation, Depletion and Amortization	3,286	1,955	5,241

Total Costs and Expenses	13,548	3,277	16,825

Income from Operations	568	404	972

Interest and Dividend Income	2,980	1,786	4,766
Foreign Currency Translation	(2,387)	—	(2,387)
Interest Expense	(8,115)	(10,923)	(19,038)

Loss before Provision of Taxes and Minority Interest	(6,954)	(8,733)	(15,687)

Income Tax Expense	(1,740)	—	(1,740)
Minority Interest	752	1,834	2,586

Loss from Continuing Operations	(7,942)	(6,899)	(14,841)

Gain on Disposal of Segment (net of Income Tax)	150	—	150

Net Loss	(7,792)	(6,899)	(14,691)

Dividends on Preferred Stock	(619)	—	(619)

Net Loss Applicable to Common Stockholders	$(8,411)	$(6,899)	$(15,310)

Other Comprehensive Loss:
Net Loss	$(7,792)	$(6,899)	$(14,691)
Unrealized Gain on Foreign Currency Translation	121	—	121

Total Comprehensive Loss	$(7,671)	$(6,899)	$(14,570)

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

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(Unaudited)

(In thousands, except per share data)

	U.S. Energy Systems, Inc. before giving consideration to the UK Transaction	Pro Forma impact of the UK Transaction	U.S. Energy Systems, Inc. after giving consideration to the UK Transaction
Revenue	$14,710	$1,537	$16,247

Costs and Expenses:
Operating Expenses	8,048	897	8,945
General, Administrative and Other Expenses	5,830	338	6,168
Depreciation, Depletion and Amortization	4,070	1,286	5,356

Total Costs and Expenses	17,948	2,521	20,469

Loss from Operations	(3,238)	(984)	(4,222)
Interest and Dividend Income	3,195	1,236	4,431
Foreign Currency Translation	(4,276)	—	(4,276)
Unrealized Loss on Hedges	(3,779)	—	(3,779)
Interest Expense	(12,122)	(7,276)	(19,398)

Loss before Provision of Taxes and Minority Interest	(20,220)	(7,024)	(27,244)

Income Tax Expense	4,561	—	4,561
Minority Interest	2,664	1,475	4,139

Net Loss	(12,995)	(5,549)	(18,544)

Dividends on Preferred Stock	(210)	—	(210)

Net Loss Applicable to Common Stockholders	$(13,205)	$(5,549)	$(18,754)

Other Comprehensive Loss:
Net Loss	$(12,995)	$(5,549)	$(18,544)
Unrealized Gain on Investments (Net of Taxes)	96	—	96

Total Comprehensive Loss	$(12,899)	$(5,549)	$(18,448)

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

AND COMPREHENSIVE LOSS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(Unaudited)

(In thousands, except per share data)

	U.S. Energy Systems, Inc. before giving consideration to the UK Transaction	Pro Forma impact of the UK Transaction	U.S. Energy Systems, Inc. after giving consideration to the UK Transaction
NET LOSS PER SHARE OF COMMON STOCK:
Net Loss per share from Continuing Operations – Basic and Diluted	$(0.84)	$(0.35)	$(1.19)
Weighted Average Number of Common Shares Outstanding – Basic	15,736,000	15,736,000	15,736,000

NOTE E—REVENUE RECOGNITION

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

NOTE F – LOSS PER SHARE DATA

Loss per share is computed by dividing the loss applicable to common stockholders by the weighted average number of common shares outstanding during the periods. In arriving at the loss available to common stockholders, preferred stock dividends have been deducted. Potential dilutive common shares amounting to 16,076,000 as of September 30, 2006 and 8,517,000 as of September 30, 2005. They have not been included in the calculation for the 2006 or 2005 periods due to their anti-dilutive effect. Potential dilutive shares include all vested claims on shares regardless of the market price of the stock.

NOTE G—STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board revised Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123R”), requiring companies to record share-based payment transactions as compensation expense measured at fair value on the grant date. SFAS 123R further defines the concept of fair market value as it relates to such arrangements. Based on SEC guidance issued in Staff Accounting Bulletin 107 in April 2005, the provisions of this statement are effective for the Company as of January 1, 2006.

The Company has elected to implement SFAS 123R using the modified prospective transition method, which requires compensation costs be recorded as earned for all unvested stock options outstanding at the beginning of the first fiscal year of adoption of SFAS 123R based on the grant date fair value estimated in accordance with the original provisions of SFAS 123 and for compensation costs for all share-based payments granted or modified subsequent to the adoption, based on fair value estimated in accordance with the provisions of SFAS 123R. The impact of SFAS 123R is reflected in the Company’s financial statements for the periods ended September 30, 2006. In accordance with the modified prospective transition method, the Company has not restated the financial statements for prior periods and those statements do not include the impact of SFAS 123R. The Company recorded share-based compensation expense of $828,000 and $1,727,000 for the three and nine months ended September 30, 2006 and $180,000 for the three and nine months ended September 30, 2005.

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

Compensation costs for stock options with tiered vesting terms are recognized ratably over the vesting period. The unrecognized compensation costs related to stock options are $1,506,000, $771,000 and $754,000 for the twelve months ending September 30, 2007, 2008 and 2009, respectively.

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

Also during the three months ended September 30, 2006, warrants and convertible securities which can be converted into 8,074,000 shares of the Company’s common stock, valued at $49,832,000, were issued in relation to the UK Transaction. The costs associated with the issuance of these warrants are included as part of the acquisition price or the debt issuance costs for the UK Assets.

NOTE H—FOREIGN CURRENCY

The functional currency for USEB’s foreign debt is denominated in the local currency, which is Canadian dollars. The functional currency for the UK operations is the British pound. For the UK operations, assets and liabilities are translated in consolidation at the end-of-period exchange rates. The Company reports translation adjustments on foreign currency transactions in Other Comprehensive Loss. Foreign currency translation gains or losses are recognized in the period incurred and are included in Foreign Currency Translation Expense in the condensed consolidated statement of operations.

NOTE I—INVESTMENTS IN DERIVATIVES

The Company, through its various subsidiaries, holds derivative financial instruments for the purpose of hedging the risks relating to (i) changes in foreign currency exchange rates, (ii) gas and electricity prices, (iii) interest rates, and (iv) the price of carbon emission allowances, the volatility of which impact future earnings and cash flows.

The foreign currency exchange hedge related to USEB’s debt service payments to the Countryside Power Income Fund (the “Countryside Fund”) fixes the U.S. dollar to Canadian dollar exchange rate for debt service payments through March 2007. See Note U.

The hedges related to gas and electricity prices, interest rates, and the forward purchase agreement related to the carbon emission allowances and the remaining foreign currency hedge, relate to the UK operations. The gas and electricity hedges assure that prices for the sale of electricity until August 2009 and the sale of gas in 2010 and 2011 will not fall below specified prices. The interest rates hedge and the foreign currency hedge associated with the UK operations ensure that fluctuations in foreign currency exchange rates will not adversely affect the UK operations through August 2009. The carbon emission allowance agreement fixes the price for the required purchase of such allowances through December 31, 2007.

Changes in the fair value of our hedge derivatives for the three and nine months ended September 30, 2006 are recorded in unrealized gain (loss) on hedges.

NOTE J—SUBSIDIARIES

On May 11, 2001, the Company, together with Cinergy Energy Solutions, Inc. (“Cinergy Energy”), acquired through a merger, Zahren Alternative Power Corporation, and renamed such entity U.S. Energy Biogas Corp (“USEB”). The Company owns 54.26% and Cinergy Energy, a wholly owned subsidiary of Cinergy Corp. (“Cinergy”), owns 45.74% of USEB. See Note U.

On August 7, 2006, the Company, through U.S. Energy Overseas Investments LLC (“Overseas”) and together with Marathon Capital Holdings (UK), LLC (“Marathon”), acquired the ownership interests of the newly formed GBGH, LLC. The Company owns 79% and Marathon owns 21% of GBGH, LLC.

NOTE K—RESTRICTED CASH AND MARKETABLE SECURITIES

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

GBGH’s financing agreements with Credit Suisse provide for the maintenance of debt service reserve accounts, an interest during construction reserve account, a major maintenance reserve account and capital improvement reserve accounts. The funds held in the interest during construction reserve account can be utilized to satisfy the interest payment obligations as they come due. The capital improvement reserve accounts will be utilized to fund improvements to and expansion of the existing well fields and gas collection systems as well as exploratory work to identify and establish new reserves. The major maintenance reserve account will be used to cover any major unforeseen repairs necessary to the gas collection and power generation systems.

Restricted cash and marketable securities were as follows:

	Subsidiary	September 30, 2006	December 31, 2005
Illinois Subsidy Liability Reserve Accounts (**)	USEB	$27,866,000	$26,429,000
Improvement Reserve	USEB	3,472,000	3,367,000
Debt Service Reserve	USEB	2,160,000	2,104,000
Project Contract Reserve	USEB	30,000	30,000

Debt Service Reserve (*)	GBGH	11,448,000	—
Interest During Construction Reserve (*)	GBGH	8,738,000	—
Capital Expenditure Reserve (*)	GBGH	21,117,000	—

Expansion (*)	UKES	21,931,000	—
Major Maintenance (*)	UKES	2,334,000	—

Totals		$99,096,000	$31,930,000

(*)	– associated with the UK Acquisition
(**)	– includes marketable securities

Included in the Illinois Accounts at September 30, 2006 is $25,859,000 that is managed by a professional investment manager under investment allocation parameters established by the Company. Of such sum, $16,879,000 is invested in equity fund accounts, $7,893,000 is invested in debt accounts, and $1,087,000 is held in cash or cash equivalent accounts. These investments, which are classified as available for sale, are carried at fair value, with unrealized gains and losses, net of any tax effects, reported in Stockholders’ Equity as Accumulated Other Comprehensive Income. The original cost of these investments, which has been invested since July 2004, is $21,417,000.

The reserve accounts held for the UK Transaction are deposited in money market accounts with a triple-A rated financial institution. The accounts at GBGH are held in U.S. dollars while the accounts at UK Energy Systems Limited (“UKES”) are held in British Pounds.

NOTE L – LONG TERM DEBT

The Company’s consolidated debt is summarized as follows:

Borrowing Entity	Current Interest Rate	Maturity	Principal Balance September 30, 2006	Principal Balance December 31, 2005
U.S. Energy Biogas Corp.	11.00%	2019	$91,952,000	$89,161,000

US Energy Overseas Investments LLC	10.50%	2014	23,692,000	—

GBGH, LLC – 1st Lien Debt	11.25%	2013	113,500,000	—

GBGH, LLC – 2nd Lien Debt	14.00%	2014	29,500,000	—

Unamortized Debt Issuance Costs			(38,042,000)

Totals			$220,602,000	$89,161,000

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

On October 3, 2006 and October 12, 2006, USEB received notices from Countryside claiming that USEB had failed to provide certain financial reporting documentation to Countryside as required by Section 5 of the loan agreement and claiming that, as a result, an event of default exists under the loan agreement. Though USEB is current in its payment of principal and interest and no monetary default exists or is alleged by Countryside, the loan agreement provides that upon an event of default under the circumstances alleged by Countryside the lender may, upon written notice to USEB, declare the entire unpaid principal and all accrued interest due and payable. USEB has responded to Countryside’s notices and takes the position that no event of default exists. As of November 21, 2006, Countryside has not indicated that it intends to seek to accelerate the loan. Were the debt to be accelerated, USEB’s assets and cash flow would not be sufficient to repay the amounts outstanding under the loan agreement, and it is not certain that USEB would be able to replace or restructure the debt under such circumstances. USEB is also engaged in negotiations with Countryside regarding a potential restructuring of the loan agreement. USEB’s inability to replace or restructure the debt or an acceleration of the debt by Countryside, would have a material adverse effect upon USEB’s financial condition and continued operations. As discussed in Note U, the settlement agreement reached with Countryside in January 2007, allows for the restructuring of the Countryside debt by May 31, 2007.

The loan agreement with Countryside contains covenants that require USEB to set aside significant amounts from cash flow in various reserve accounts. Access to the funds in these accounts is restricted by the terms of the loan agreement. When the swap agreement expires in March 2007, USEB may not have sufficient funds available to satisfy debt service payments without access to a portion of the funds held in the reserve accounts. As discussed in Note U, the settlement agreement reached with Countyside in January 2007 eliminates USEB’s obligation to fund the various reserves and denominates future payment obligation in U.S. dollars.

US Energy Overseas Investments LLC – Overseas debt is payable to Silver Point Finance, LLC. The interest rate on the debt is adjusted periodically based upon market conditions. All interest is accrued and added to the outstanding principal balance. As of September 30, 2006, the outstanding principal balance consists of $23,335,000 in original principal and $357,000 of accrued interest. Principal payments on the debt are required from cash receipts received by Overseas or the raising of equity by the Company. The debt is collateralized by the UK Assets. The financing arrangements require that the Company obtain USEB’s guarantee of this debt by December 31, 2006. Should USEB’s guarantee not be obtained, Silver Point Finance, LLC will receive the rights to acquire 3,998,000 shares of the Company’s common stock. See Note U.

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

NOTE M—ILLINOIS RETAIL RATE PROGRAM

USEB has ten operating projects in the State of Illinois (“Illinois”), which are receiving a subsidy for each kilowatt/hour (“kwh”) of electricity sold to the local utility under the Illinois Retail Rate Program. In accordance with the Illinois Retail Rate Program, the utility has contracted, for a ten-year period, with each project to purchase electricity for an amount that exceeds the utility’s “avoided cost” (what it would otherwise pay for the generation of electricity). The excess paid above avoided cost is the subsidy. The utility then receives a tax credit from Illinois equal to the amount of that excess. Each project is obligated to begin to repay the subsidy to Illinois after the project has recouped its capital investment and retired all debt associated with the financing and construction of the project but, in any case, no later than ten years from the date the project commenced commercial operations. All subsidy liabilities must be fully repaid to Illinois (without interest) by the end of the actual useful life of the project but no later than 20 years from the date the project commenced commercial operations.

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

As discussed in Note U, the settlement agreement between the Illinois Commerce Commission and USEB stipulates that a payment of $5,250,000, if made before May 31, 2007, would fully satisfy USEB’s obligations for all subsidy liability owed and also requires that USEB withdraw from the Illinois Retail Rate Program by May 31, 2007.

NOTE N—TRANSACTIONS WITH AFFILIATES

USEB is a general partner in related unconsolidated limited partnerships and collects management fees from the partnerships. Fees earned from such general partner undertakings for the three and nine months ended September 30, 2006 were $60,000 and $181,000, respectively, compared with $62,000 and $185,000 for the comparable 2005 periods.

USEB reimburses its stockholders, including the Company, for a majority of the costs incurred by them for the benefit of USEB. These costs include management and accounting salary and benefit costs, office expenses associated with the accounting services and an allocation of rent expenses. The total reimbursements for the three and nine months ended September 30, 2006 were $22,000 and $74,000, respectively, compared with $74,000 and $251,000 for the comparable 2005 periods. These items are eliminated in the consolidated financial statements of the Company.

NOTE O—FOREIGN CURRENCY TRANSACTIONS

USEB’s debt obligation to Countryside requires that debt service payments be made in Canadian dollars. USEB has entered into a cash flow foreign currency hedge agreement with financial institutions fixing the Canadian dollar to U.S. dollar exchange rate at $1.331 Canadian dollar per U.S. dollar. This hedge agreement, in an amount equal to the debt service payments, expires on March 31, 2007. Subsequent to the expiration of the hedge agreement, USEB’s debt service payments to Countryside are subject to fluctuations in the currency exchange rate. When the swap agreement expires in March 2007, USEB may not have sufficient funds available to satisfy debt service payments without access to a portion of the funds held in the various reserve accounts required by the agreement with Countryside Fund. See Note U.

As required by Statement of Financial Accounting Standards No. 52—“Foreign Currency Translation” (“SFAS 52”) and Statement of Financial Accounting Standards No. 133—“Accounting for Derivative Instruments and Hedging Activities,” USEB has adjusted the outstanding principal on the debt owed to Countryside to reflect the currency exchange rate as of the end of the financial reporting period. The gain or loss resulting from the adjustment of the outstanding principal from that recorded in the previous reporting periods is recorded as Foreign Currency Transaction Expense.

Following is a summary of the Foreign Currency Translation account as of September 30, 2006 as it relates to the USEB debt (the exchange rates are Canadian dollars per one U.S. dollar and are stated whole dollars):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Currency Exchange Rate at Loan Origination, April 8, 2004	$1.3310	$1.3310
Currency Exchange Rate at December 31, 2005	$1.1660	$1.1660
Currency Exchange Rate as of June 30, 2006	$1.1201	$1.1201
Currency Exchange Rate as of September 30, 2006	$1.1142	$1.1142
Cumulative Translation Adjustments Beginning of Reporting Period	$13,193,000	$9,764,000
Cumulative Translation Adjustments End of Reporting Period	$13,816,000	$13,816,000
Aggregate Adjustment for the Current Reporting Period	$623,000	$4,052,000
Deferred Income Taxes Allocated to Adjustment in the Reporting Period	$237,000	$1,565,000

In addition, the foreign currency transaction expense related to the UK operations was $244,000.

NOTE P—OTHER COMPREHENSIVE INCOME/(LOSS)

Other Comprehensive Income (Loss) for the three and nine months ended September 30, 2006 and 2005 is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Unrealized gains on investments available for sale	$561,000	$219,000	$441,000	$130,000
Foreign currency translation (see Note H)	(171,000)	158,000	(345,000)	(9,000)

Total	$390,000	$377,000	$96,000	$121,000

Accumulated Other Comprehensive Income, as reflected in the accompanying balance sheet, was $2,837,000 at September 30, 2006 consisting of $2,421,000 of unrealized gains on investments available for sale, $148,000 of foreign currency translation losses and $564,000 from the effect of foreign currency translations from the conversion of the UK statement of operations. As of December 31, 2005, Accumulated Other Comprehensive Income of $2,177,000 was comprised of $1,980,000 of unrealized gains on investments available for sale and $197,000 of gains from foreign currency translations.

NOTE Q—DEFERRED INCOME TAXES

In accordance with Statement of Financial Accounting Standards 109—“Accounting for Income Taxes” (“SFAS 109”), the Company evaluates the likelihood of the near term future realization of the value of the net deferred tax assets. Such an evaluation includes an analysis of the anticipated near term generation of taxable income and the implementation of tax planning strategies. Potential future taxable income from projects yet to be acquired or developed is not included in the evaluation.

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

NOTE R—COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries have various financial commitments under office and equipment leases and under the Development Agreement with Countryside. The office and equipment leases expire on various dates. The $288,000 obligation under the Development Agreement with the Countryside Fund expires in March 2009. (See Note U.)

Financial commitments for the next five years are:

Year	Commitments
2006	$178,000
2007	700,000
2008	700,000
2009	451,000
2010	346,000
2011 and thereafter	2,015,000

Total	$4,390,000

Lease expenses for the Company were $28,000 and $212,000 for the three and nine months ended September 30, 2006 and $65,000 and $187,000 for the three and nine months ended September 30, 2005, respectively.

In April 2001, USEB acquired its Brookhaven, Countryside and Morris project entities from Yankee Energy Services Company (“YESCO”). Two of the projects, Countryside and Morris, produce electricity from landfill gas and participate in the Illinois Retail Rate Program. As part of the transaction, the acquired entities entered into a secured, contingent acquisition consideration agreement with YESCO. The agreement stipulates that additional acquisition consideration will be due and payable should, for the Countryside and Morris projects, actual electricity rates received exceed established levels and should actual operation and maintenance expenses be beneath established amounts. The contingent obligation has a face amount of $4,700,000, accrues interest at a rate of 9.5% per annum and is secured by the assets of the entities. The amount of payment due, if any, is calculated and paid on a quarterly basis. The contingent obligation terminates on March 31, 2011 when all unpaid balances remaining are forgiven and all security interests in the associated collateral will be released. For the nine months ended September 30, 2006 and 2005, USEB paid $41,000 and $28,000, respectively, on this obligation. This amount has not been reflected in the accompanying balance sheet as a liability. All payments on the obligation are recorded as operating expenses in the related entities.

USEB had provided the buyers related to certain installment sale notes with tax indemnifications related to the validity of the Section 29 tax credits generated by the assets sold to the buyers. To date, there have not been any claims made on these indemnifications. The Company will accrue any amounts related to these issues as they become quantifiable.

On June 13, 2006, an affiliate of the Countryside Fund filed a lawsuit against the Company in the Supreme Court of the State of New York, New York County, entitled Countryside U.S. Power Inc. v. U.S. Energy Systems, Inc. (Index No. 602079/2006). Countryside asserts two causes of action for breach of contract relating to the Development Agreement by and among Countryside, the Company and Cinergy Solutions, Inc., dated April 8, 2004. Countryside alleges that the Company breached the Development Agreement by failing to pay monthly fees (first cause of action) and failing to provide certain office services to Countryside (second cause of action). Countryside seeks damages in the amount of $1,163,244 on the first cause of action, $745,152 on the second cause of action, and unspecified attorneys’ fees pursuant to a third cause of action based on an indemnification provision in the Development Agreement, together with interest and costs. The lawsuit is in its early stages and the Company has not yet answered the complaint. See Note U.

NOTE S—CONVERSION OF PREFERRED STOCK

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

NOTE T—SEGMENT INFORMATION

The Company’s results by operating segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(restated)		(restated)
Operating Revenues:
USEB	$4,719,000	$4,616,000	$14,275,000	$14,116,000
UK Operations	435,000	—	435,000	—
Corporate	—	—	—	—

Total	$5,154,000	$4,616,000	$14,710,000	$14,116,000

Net (Loss):
USEB	$(269,000)	$(1,435,000)	$(2,371,000)	$(1,821,000)
UK Operations	(5,891,000)	—	(5,891,000)	—
Corporate	(1,954,000)	(5,039,000)	(4,943,000)	(6,590,000)

Total	$(8,114,000)	$(6,474,000)	$(13,205,000)	$(8,411,000)

	September 30, 2006	December 31, 2005
	(restated)
Identifiable Assets
USEB	$161,185,000	$157,597,000
UK Operations	185,577,000	—
Corporate	5,532,000	11,432,000

Total	$352,294,000	$169,029,000

The USEB segment is comprised of the operations of USEB’s landfill gas to energy projects. The UK segment relates to the natural gas project described in Note D. Currently, the Company treats the UK operations as one segment. The Company may, in the future, based upon changes in the operating structure, create an additional segment related to the UK operations. The Corporate segment relates to the executive management of the Company.

NOTE U—SUBSEQUENT EVENTS

Annual Meeting—On November 6, 2006, the Company held its annual meeting of stockholders in which the stockholders approved the issuance of 8,074,000 shares of common stock upon the exercise of certain warrants and the conversion of certain securities related to the UK Transaction. The stockholders also approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 shares to 75,000,000 shares.

USEB Chapter 11 Filing—On November 29, 2006, USEB and certain of its subsidiaries filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the Southern District of New York in order to facilitate the restructuring of its capital structure particularly related to its debt with Countryside Power Income Fund (“Countryside”). USEB, which was current in its payment of all principal and interest and did not have any monetary defaults under the loan agreements, continues to operate all projects as Debtor in Possession. The USEB Chapter 11 case number is 06-12827(RDD).

On January 16, 2007, USEB announced that it reached an agreement with Countryside concerning the principal issue in the case, the restructuring of the Countryside debt obligations. The agreement, which has been subsequently approved by the Court, allows Countryside a US$99,000,000 secured claim. The claim is the only allowed claim that Countryside will have in the Chapter 11 case and Countryside has agreed to forgo any claims related to USEB’s April 8, 2004 Royalty Agreement with Countryside, any fees incurred by Countryside pertaining to the case, all accrued but unpaid interest through January 31, 2007 and any claims against the Company under the April 8, 2004 Development Agreement between USEY and Countryside. The Company made a US$3,000,000 payment against the secured claim in January, 2007 and a US$30,000,000 payment in March, 2007. The remaining outstanding principal of US$66,000,000 was deemed over secured for purposes of adequate protection and the use of cash collateral in the bankruptcy case and shall bear interest at a rate of 10% per annum (down from 11% per the original loan agreement) payable monthly in US dollars to Countryside. The final installment against the secured claim is due on May 31, 2007. Mutual general releases have been exchanged among the parties involved and will cover certain individuals affiliated with Countryside who have been threatened with lawsuits arising out of their prior employment by the Company.

On March 19, 2007, USEB announced that it reached an agreement with the State of Illinois and the Illinois Commerce Commission (the “ICC”) resolving the principal remaining outstanding issue in the Chapter 11 case. The agreement, which is subject to Court approval, provides that the ICC will not pursue repayment of approximately $63,000,000 in interest-free loans provided to certain of USEB’s landfill gas to energy projects under the Illinois Retail Rate Program. In return, USEB or its subsidiaries will pay the ICC $5,000,000 on the effective date of USEB’s Plan of Reorganization but no later than May 31, 2007 and will withdraw its 10 operating projects from participation in the program by the effective date but no later than May 31, 2007. The funds to be paid to the ICC will include the establishment of a $250,000 reserve account that will be utilized to pay any and all rate adjustment claims, up to a $250,000 limit, for a period of six months immediately following effective date. USEB is currently executing plans to sell its electricity output from the 10 Illinois projects to other customers outside of the Illinois Retail Rate Program. The Company is working with energy brokers and consultants to identify the optimum market for the energy and to execute power sales contracts. It is not anticipated that changes in rates from the exiting of the Illinois Retail Rate Program and the entering into of new contracts will have a significant adverse effect on the Company’s revenues.

USEB expects to be able to file a Plan of Reorganization with the Court that will have the support of its creditors and would enable USEB to exit Chapter 11 in the first half of 2007.

Acquisition of U.S. Energy Biogas Corp. Stock—On November 28, 2006, the Company entered into a Stock Purchase Agreement with DEGS Biogas, Inc. (formerly Cinergy Energy Solutions, Inc., “DEGS”) pursuant to which the Company acquired 4,574 shares of the Class B Common Stock of USEB from DEGS (the “DEGS Shares”). The Company now owns 100% of the outstanding stock of USEB.

In consideration for the DEGS Shares, the Company agreed to: (i) assume two promissory notes, payable to BMC Energy LLC, a subsidiary of USEB, each dated May 1, 2001, (a) one note is a fixed obligation with remaining payments aggregating $430,000 and (b) the other note is a contingent obligation, based on the value of Section 29 tax credits generated by the Company and its subsidiaries, the face amount of which is $4.3 million, (ii) assume DEGS GASCO LLC’s obligations to fund operating and capital expenses of certain limited partnerships or limited liability companies that own and operate landfill gas collection systems and related assets in an amount not to exceed $1 million, and (iii) subject to execution of definitive documentation, appoint a broker in connection with sales of greenhouse gas emission credits by the Company or its subsidiaries. Management currently anticipates that the operating and capital expense funding obligations and payments on the contingent note will not exceed an aggregate of $1 million.

Equity Issuance—In the first quarter of 2007, the Company sold 1,280,000 shares of its common stock for $5.00 per share and issued 652,000 warrants, with each warrant exercisable in whole or in part at any time for a period of five years following the date of issuance at an exercise price of $0.01 per share.

Legal Proceedings—On or about March 20, 2007, Marathon Capital Holdings(UK), LLC (“Marathon”) and Richard T. Brandt II as director, filed suit in the Supreme Court of the State of New York against the Company, one of its subsidiaries and certain officers and directors of the Company. The suit asserts causes of action seeking permanent injunctive relief directing the defendants to provide the plaintiffs with access to the books and records of the Company and to allow the plaintiffs to more fully participate in the management and affairs of the Company. The suit seeks an award of attorneys’ fees and costs in connection with the litigation, but does not otherwise seek monetary damages. The defendants intend to vigorously defend against the suit.

ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

On August 7, 2006, the Company completed the acquisition and financing of certain energy assets in the United Kingdom through certain of its subsidiaries. Please refer to Note D of the condensed consolidated financial statements for a description of the transaction.

RESULTS OF OPERATIONS

The net loss applicable to common stockholders of $8,114,000 for the three months ended September 30, 2006, represents an increase of $1,640,000 from the $6,474,000 net loss for the three months ended September 30, 2005. The increase in 2006 is primarily due to a $3,192,000 decrease in foreign currency translation expense and $4,066,000 increase income tax benefits, offset by an increase in the loss from operations of $1,541,000, a $3,858,000 increase in interest expense and a $3,779,000 increase in expenses related to the various hedge arrangements. The change in the foreign currency translation expense is primarily due to changes related to USEB’s Canadian dollar denominated Countryside debt. The increase in interest expense is due to $3,784,000 of interest associated with the UK operations which closed on August 7, 2006. The decrease in income tax expense is the result of the recording of a valuation reserve against the deferred tax assets during the three months ended September 2005. The expense related to the various hedges is primarily associated with the UK operations represents the mark to market of the value of the hedges purchased. The amount is comprised of $2,740,000 related to the interest rate hedge and $1,250,000 related to the gas and electricity hedge offset by $211,000 in gains associated with USEB’s foreign currency hedge.

The net loss applicable to common stockholders of $13,205,000 for the nine months ended September 30, 2006, represents an increase of $4,794,000 from the $8,411,000 net loss for the nine months ended September 30, 2005. The increase is primarily the result of an increase in the loss from operations of $3,806,000 (including a $1,281,000 increase in expenses related to the UK operations which commenced operations on August 7, 2006), a $4,007,000 increase in interest expense, a $1,889,000 increase in foreign currency transaction expenses primarily related to USEB’s Countryside debt and a $3,779,000 increase in expense related to the mark to market of the various hedge arrangements offset by a $6,301,000 increase in income tax benefits and a $1,912,000 increase in benefits related to minority interest allocations. The increase in interest expense is primarily due to the $3,306,000 of interest expense related to the UK operations.

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

Unrealized Loss on Hedges was $3,779,000 for the three and nine months ended September 30, 2006. The loss represents the mark to market value of the various hedges associated with the UK operations. The loss is comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Gas and Electricity —UK	$(1,250,000)	$—	$(1,250,000)	$—
Interest Rate/Foreign Currency -UK	(2,740,000)	—	(2,740,000)	—
USEB Foreign Currency	211,000	—	211,000	—

Total:	$(3,779,000)	$—	$(3,779,000)	$—

Interest expense was $6,553,000 and $12,122,000 for the three and nine months ended September 30, 2006, representing an increase of $3,858,000 or 143% and $4,007,000 or 49% from the $2,695,000 and $8,115,000 reported for the corresponding 2005 periods. Interest expense is comprised of interest paid by USEB on the Countryside debt, the amortization of the discount associated with the accounting treatment of the Illinois subsidy and interest related to the UK operations. The interest expense associated with the Illinois subsidy does not have any effect on the Company’s cash flows. The financing related to the UK operations closed on August 7, 2006 resulting in partial period interest being recorded for this reporting period.

A comparison of the components of interest expense follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
USEB Interest	$2,124,000	$2,164,000	$6,403,000	$6,522,000
Illinois Subsidy Amortization	645,000	531,000	1,935,000	1,593,000
UK Transaction Interest	3,784,000	—	3,784,000	—

Total:	$6,553,000	$2,695,000	$12,122,000	$8,115,000

We anticipate that interest expense will increase significantly in the future as a result of the $166.3 million of debt incurred in the financing associated with the UK Transaction.

Foreign currency translation expense primarily pertains to USEB’s debt obligations to Countryside. Foreign currency translation expense for the three and nine months ended September 30, 2006 was $847,000 and $4,276,000, respectively, compared to $4,039,000 and $2,387,000 for the corresponding periods in 2005. These amounts represent the adjustments, as required by SFAS 52, “Foreign Currency Translations,” to the outstanding principal owed to Countryside to reflect the change in the currency exchange rate from the start of the reporting periods to the end of the reporting periods plus $244,000 of expense related to the UK operations. The Canadian dollar to U.S. dollar exchange rate decreased to $1.1142 as of September 30, 2006 from $1.1201 as of June 30, 2006 and from $1.1660 as of December 31, 2005. See Note O to the condensed consolidated financial statements. The Canadian dollar to U.S. dollar exchange rate was $1.1713 as of September 30, 2005, $1.2287 as of June 30, 2005 and $1.2047 as of December 31, 2004.

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

SUBSEQUENT EVENTS

Annual Meeting—On November 6, 2006, the Company held its annual meeting of stockholders in which the stockholders approved the issuance of 8,074,000 shares of common stock upon the exercise of certain warrants and the conversion of certain securities related to the UK Transaction (or 12,072,000 shares if the Company does not obtain the USEB guaranty to a portion of the debt related to the UK acquisition). The stockholders also approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 shares to 75,000,000 shares.

USEB Chapter 11 Filing—On November 29, 2006, USEB and certain of its subsidiaries filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the Southern District of New York in order to facilitate the restructuring of its capital structure particularly related to its debt with Countryside Power Income Fund (“Countryside”). USEB, which was current in its payment of all principal and interest and did not have any monetary defaults under the loan agreements, continues to operate all projects as Debtor in Possession. The USEB Chapter 11 case number is 06-12827(RDD).

On January 16, 2007, USEB announced that it reached an agreement with Countryside concerning the principal issue in the case, the restructuring of the Countryside debt obligations. The agreement, which has been subsequently approved by the Court, allows Countryside a US$99,000,000 secured claim. The claim is the only allowed claim that Countryside will have in the Chapter 11 case and Countryside has agreed to forgo any claims related to USEB’s April 8, 2004 Royalty Agreement with Countryside, any fees incurred by Countryside pertaining the case, all accrued but unpaid interest through January 31, 2007 and any claims against the Company under the April 8, 2004 Development Agreement between USEY and Countryside. The Company made a US$3,000,000 payment against the secured claim in January, 2007 and a US$30,000,000 payment in March, 2007. The remaining outstanding principal of US$66,000,000 was deemed over secured for purposes of adequate protection and the use of cash collateral in the bankruptcy case and shall bear interest at a rate of 10% per annum (down from 11% per the original loan agreement) payable monthly in US dollars to Countryside. The final installment against the secured claim is due on May 31, 2007. Mutual general releases have been exchanged among the parties involved and will cover certain individuals affiliated with Countryside who have been threatened with lawsuits arising out of their prior employment by the Company.

On March 19, 2007, USEB announced that it reached an agreement with the State of Illinois and the Illinois Commerce Commission (the “ICC”) resolving the principal remaining outstanding issue in the Chapter 11 case. The agreement, which is subject to Court approval, provides that the ICC will not pursue repayment of approximately $63,000,000 in interest-free loans provided to certain of USEB’s landfill gas to energy projects under the Illinois Retail Rate Program. In return, USEB or its subsidiaries will pay the ICC $5,000,000 on the effective date of USEB’s Plan of Reorganization but no later than May 31, 2007 and will withdraw its 10 operating projects from participation in the program by the effective date but no later than May 31, 2007. The funds to be paid to the ICC will include the establishment of a $250,000 reserve account that will be utilized to pay any and all rate adjustment claims, up to a $250,000 limit, for a period of six months immediately following effective date. USEB is currently executing plans to sell its electricity output from the 10 Illinois projects to other customers outside of the Illinois Retail Rate Program.

USEB expects to be able to file a Plan of Reorganization with the Court that will have the support of its creditors and would enable USEB to exit Chapter 11 in the first half of 2007.

Acquisition of U.S. Energy Biogas Corp. Stock—On November 28, 2006, the Company entered into a Stock Purchase Agreement with DEGS Biogas, Inc. (formerly Cinergy Energy Solutions, Inc., “DEGS”) pursuant to which the Company acquired 4,574 shares of the Class B Common Stock of USEB from DEGS (the “DEGS Shares”). The Company now owns 100% of the outstanding stock of USEB.

In consideration for the DEGS Shares, the Company agreed to: (i) assume two promissory notes, payable to BMC Energy LLC, a subsidiary of USEB, each dated May 1, 2001, (a) one note is a fixed obligation with remaining payments aggregating $430,000 and (b) the other note is a contingent obligation, based on the value of Section 29 tax credits generated by the Company and its subsidiaries, the face amount of which is $4.3 million, (ii) assume DEGS GASCO LLC’s obligations to fund operating and capital expenses of certain limited partnerships or limited liability companies that own and operate landfill gas collection systems and related assets in an amount not to exceed $1 million, and (iii) subject to execution of definitive documentation, appoint DEGS or its designee as the Company’s broker in connection with sales of greenhouse gas emission credits by the Company or its subsidiaries. Management currently anticipates that the operating and capital expense funding obligations and payments on the contingent note will not exceed an aggregate of $1 million.

Equity Issuance—In the first quarter of 2007, the Company sold 1,280,000 shares of its common stock for $5.00 per share and issued 652,000 warrants, with each warrant exercisable in whole or in part at any time for a period of five years following the date of issuance at an exercise price of $0.01 per share.

Legal Proceedings—On or about March 20, 2007, Marathon Capital Holdings(UK), LLC (“Marathon”) and Richard T. Brandt II as director, filed suit in the Supreme Court of the State of New York against the Company, one of its subsidiaries and certain officers and directors of the Company. The suit asserts causes of action seeking permanent injunctive relief directing the defendants to provide the plaintiffs with access to the books and records of the Company and to allow the plaintiffs to more fully participate in the management and affairs of the Company. The suit seeks an award of attorneys’ fees and costs in connection with the litigation, but does not otherwise seek monetary damages. The defendants intend to vigorously defend against the suit.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Based on the Company’s estimates of cash requirements, the Company expects that the $703,000 of unrestricted cash held directly by the Company at September 30, 2006 is insufficient to fund the Company’s operations for the next year and will necessitate additional cash funding no later than the first quarter of 2007 to continue its operations. As discussed in Note U to the condensed consolidated financial statements, during the first quarter of 2007, the Company completed the sale of 1,280,000 shares of its common stock at a price of $5.00 per share, exclusive of warrants, resulting in the Company having sufficient cash available to fund the Company’s operations for the upcoming year.

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

Effective on April 1, 2007, USEB’s foreign currency hedge agreement which fixes the Canadian dollar to U.S. dollar exchange rate expires. As USEB is required to make payments to Countryside in Canadian dollars, USEB will be subject to adjustments in debt service payments made to Countryside to reflect existing exchange rates upon the expiration of the existing hedging arrangement. While USEB is required to hedge at least 75% of its future debt service payments to Countryside, any new hedging arrangement will result in an adjustment to the amount of U.S. dollar debt service payments made by USEB. Based upon the exchange rate existing as of September 30, 2006, USEB’s debt service payments to Countryside will increase by approximately $163,000 per month, to approximately $1,000,000 per month, beginning in April of 2007. This amount is subject to fluctuations in the exchange rate. When the foreign currency hedge agreement expires at the end of March 2007, USEB may not have sufficient cash to satisfy its debt service payment obligations and to continue its operations without access to a portion of the funds held in the various restricted cash accounts that are required by the financing arrangements with Countryside. Management is actively engaged in negotiations with USEB’s lender to restructure their loan arrangements but no assurance can be made that they will be successful. See Note U.

The financing arrangements between Countryside and the USEB projects require these projects to maintain various restricted cash accounts, which, as of September 30, 2006, amounted to $33,498,000 including $27,866,000 classified as a long-term asset. These funds are presented as a long-term asset as they are being reserved to retire the long-term Illinois Subsidy Liabilities as they become due. See Note U.

The financing arrangement we entered into with respect to the UK Transaction requires that GBGH set aside funds for various purposes, including maintenance and the Expansion. See Note D to the condensed consolidated financial statements. Management believes that the funds provided by the financing arrangements are sufficient for such purposes, including the completion of the Expansion. Nonetheless, we agreed, pursuant to an equity support agreement, to provide additional funds to GBGH as follows: (i) £2.66 million (approximately $5 million based upon the exchange rate in effect on or about August 7, 2006) no later than September 7, 2007 to cover certain of GBGH’s maintenance expenses; (ii) to cover certain shortfalls in the reserve account for the Expansion; (iii) $20 million, less specified amounts, upon default under specified financing arrangements; (iv) up to $4 million for certain breaches of warranties (or the discovery of certain negative information) arising with respect to the agreements pursuant to which we acquired the UK Assets; (v) $20 million, if GBGH elects to extend the initial interest rate and currency hedge agreements which is due to expire on August 7, 2009; and (vi) if GBGH enters into one or more replacement interest rate and currency hedge agreements, the amounts payable as an upfront fee or premium to the providers thereunder. The Company’s ability to provide any such additional funds to GBGH is dependent on the Company’s ability to raise additional capital.

The Countryside and UK Transaction financing arrangements generally limit or prohibit our principal cash generating subsidiaries from (i) making improvements or expanding certain projects unless specified conditions are satisfied; and/or (ii) distributing funds to U.S. Energy Systems, Inc., at the parent company level. As a result of these limitations and the expenditures incurred in connection with, among other things, the UK Transaction, we estimate that, at the parent company level, U.S. Energy Systems, Inc. will require additional funds for general corporate and working capital purposes no later than the first quarter of 2007. As discussed in Note U to the condensed consolidated financial statements, during the first quarter of 2007, the Company completed the sale of 1,280,000 shares of its common stock at a price of $5.00 per share, exclusive of warrants, resulting in the Company having sufficient cash available to fund the Company’s operations for the upcoming year.

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

Management has been actively seeking to raise additional capital. The Company has initiated discussions with potential participants but as of November 21, 2006, no commitments have been obtained nor can the obtaining of funding be guaranteed. Management is also seeking bridge financing should working capital requirements necessitate such financing prior to obtaining additional capital. Our ability to raise additional funds is restricted by our financing arrangements. No assurances can be given that the Company will be able to obtain the necessary funding on acceptable terms. If the Company is not successful in obtaining such funding, it would be required to curtail its corporate operations and there would be substantial doubt about its ability to continue as a going concern. See Note U.

During the nine months ended September 30, 2006, cash used in operating activities was $3,084,000, an increase of $2,692,000 from the $392,000 used in operating activities for the nine months ended September 30, 2005. The increase was due primarily to an increase in cash utilized in the UK operations.

Cash used in investing activities increased to $153,333,000 for the nine months ended September 30, 2006, compared to $798,000 of cash used in investing activities for the nine months ended September 30, 2005, an increase of $152,535,000. This increase was primarily the result of expenditures related to the UK Transaction including $49,371,000 of deposits into restricted cash accounts, the acquisition of $21,057,000 of various hedge agreements, $8,792,000 of debt issuance costs and $79,350,000 of gas field and power generation assets.

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

•	changes in market conditions,

•	the impact of competition,

•	changes in local or regional economic conditions, and the amount and rate of growth in expenses,

•	dependence on management and key personnel,

•	changes in federal or state laws and their interpretation with respect to regulation, energy policy and other business issues,

•	the inability to commence planned projects in a timely manner,

•	our ability to continue our growth strategy, and

•	the ability to complete acquisitions

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

The Company has entered into derivative transactions as a hedge against these market risks. USEB has entered into a foreign currency hedge, as discussed in Note O to the condensed consolidated financial statements to eliminate the impact of fluctuations in exchange rates on our Countryside debt service payments through March 31, 2007. GBGH has entered into various hedging and similar arrangements with respect to gas and electricity prices, interest and currency rates and the price of carbon emission allowances. These hedging arrangements are further described in Note D to the condensed consolidated financial statements.

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

Pursuant to Rule 13a-15(b) under the Exchange Act, management, including our Chief Executive Officer and our Chief Accounting Officer, have performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures remain effective. It has been determined by management that even though we are presenting unaudited restated consolidated financial statements for the quarter ended September 30, 2006, that the control procedures were not deficient. The basis of the restatement is the result of a change in our interpretation and application of FASB 141 pertaining to a complex acquisition and not by a failure to follow any internal accounting policy. However, the Company is aware that the restatement has not been made as promptly as it should have been. In order to improve the timeliness of its disclosure filings, the Company has and will continue to improve its disclosure controls and procedures through (i) the ongoing installation of new, updated accounting software, (ii) the recently completed hiring of additional accounting staff, (iii) the planned hiring of additional internal staff and (iv) the execution of arrangements with independent specialists.

There have been no changes in our Company’s internal controls or in other factors, which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Changes in Internal Controls

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—Other Information

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

Our financing arrangements with Silver Point provide that USEB, by December 31, 2006, must guaranty (the “USEB Guaranty”) the $23.3 million Silver Point financing. Otherwise, an event of default will occur under the terms of those financing arrangements. Upon an event of default, Silver Point has the right to accelerate the payment of principal and interest under the agreements. In addition, if the guaranty is not timely provided, we are required to issue to Silver Point Rights to acquire 3,998,000 shares (the “Silver Point Shares”). We need the consent of Cinergy Energy Solutions, Inc., our minority partner in USEB, and the Countryside Power Income Fund or its affiliates, to obtain this guaranty. We are involved in litigation with the Countryside Fund and no assurance can be given that Cinergy or the Countryside Fund will consent to the issuance of the USEB Guaranty. The obligation to provide the guaranty was eliminated in December 2006 in connection with the issuance of rights to acquire 1,100,000 shares of the Company’s common stock.

Our stockholders may be diluted as a result of the issuance of the Rights.

In connection with the UK Transaction and the related financing arrangements, we issued Rights allowing the issuance of up to 8,074,000 shares (subject to increase for the Silver Point Shares). Of these Rights (as well as the Rights to acquire the Silver Point Shares): (i) Rights to acquire 5,074,000 Shares are exercisable at an exercise price of $0.01 per share; and (ii) the $0.01 exercise price of Rights to acquire 4,488,780 of these Shares will be reduced (and the number of shares to be issued will increase) on a weighted average basis if we issue common stock or rights to acquire common stock at a price per share (the “Trigger Price”) below the greater of $3.00 or fair market value (as determined pursuant to the applicable Right). Your equity interests in U.S. Energy Systems, Inc. may be diluted as a result of these issuances and as a result of the application of these anti-dilution adjustments. In the first quarter of 2007, the Company sold 1,280,000 shares of its common stock for $5.00 per share and issued 652,000 warrants, with each warrant exercisable in whole or in part at any time for a period of five years following the date of issuance at an exercise price of $0.01 per share.

We require additional capital to fund our general corporate and working capital requirements.

We estimate that at the parent company level, U.S. Energy Systems, Inc. will require additional funds for general corporate and working capital purposes no later than the first quarter of 2007. As a result of limitations imposed by our various financing arrangements, funds for such purposes are generally not available from cash flows generated by our subsidiaries, as such subsidiaries are restricted in their ability to make distributions to us. Our ability to raise additional funds is restricted by our financing arrangements which, among other things, limit our and our subsidiaries’ ability to issue equity, incur debt or sell assets. In particular, the Silver Point financing arrangements prohibit U.S. Energy Systems, Inc. and its subsidiaries from incurring any additional debt and require us, with certain exceptions, to prepay the Silver Point loan if, among other things, we or our subsidiaries issue equity (provided that only 50% of the net proceeds in excess of the first $3 million from issuances of equity by U.S. Energy Systems, Inc. is to be applied to reduce such loan). Further, Silver Point has the exclusive right to arrange financing for us through December 2006. No assurance can be given that we will be able to obtain the necessary funding on acceptable terms. If the Company is not successful in obtaining such funding, it would be required to curtail its corporate operations and there would be substantial doubt about its ability to continue as a going concern. In the first quarter of 2007, the Company sold 1,280,000 shares of its common stock for $5.00 per share and issued 652,000 warrants, with each warrant exercisable in whole or in part at any time for a period of five years following the date of issuance at an exercise price of $0.01 per share.

The actual natural gas reserve acquired in the UK transaction may be below estimated quantities and the actual costs associated with location and extraction of the gas may exceed current estimates.

The actual quantities of natural gas reserves acquired in the UK transaction and the costs associated with the location and extraction of the natural gas, while based upon professional, third party engineering studies, may vary from estimates as they constitute future events which cannot be predicted with certainty. In the event the actual amounts of natural gas fall below estimated quantities or the cost associated with the exploration and extraction of the gas exceed estimated costs, the net cash flow derived from the UK operations may be adversely affected.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition and/or operating results.

Item 6:	Exhibits

Exhibit Number		Description
3.1	*	Second Amended and Restated Bylaws of U.S. Energy Systems, Inc.

4.1	*	Form of Series D Common Stock Purchase Warrant

4.2	*	Form of Series E Common Stock Purchase Warrant

4.3	*	Form of Series F Common Stock Purchase Warrant

4.4	*	Form of Series G Common Stock Purchase Warrant

4.5	*	Form of Series H Common Stock Purchase Warrant

4.6	*	Form of Series I Common Stock Purchase Warrant

10.1	*	First Lien Credit Agreement, dated as of August 7, 2006, among GBGH, LLC, the lenders party thereto, Credit Suisse, Cayman Islands Branch, as First Lien Collateral Agent and First Lien Administrative Agent, and Credit Suisse Securities (USA) LLC, as Sole Lead Arranger and Sole Bookrunner.

10.2	*	Second Lien Credit Agreement, dated as of August 7, 2006, among GBGH, LLC, the lenders party thereto, Credit Suisse, Cayman Islands Branch, as Second Lien Collateral Agent and Second Lien Administrative Agent, Credit Suisse Securities (USA) LLC, as Sole Lead Arranger and Sole Bookrunner.

10.3	*	Equity Support Agreement, dated as of August 7, 2006, among U.S. Energy Systems, Inc., GBGH, LLC and Credit Suisse.

10.4	*	Credit and Guaranty Agreement, dated as of August 7, 2006, among US Energy Overseas Investments LLC, U.S. Energy Systems, Inc., various lenders and Silver Point Finance, LLC, as Administrative Agent, Collateral Agent, Syndication Agent and Lead Arranger.

10.5	*	Second Amended and Restated Limited Liability Company Agreement, dated August 3, 2006, with respect to GBGH, LLC between US Energy Overseas Investments LLC and Marathon Capital Holdings (UK), LLC.

10.6	*	Amended and Restated Limited Liability Company Agreement, dated May 22, 2006, with respect to US Energy Overseas Investments LLC between U.S. Energy Systems, Inc. and VTEX Energy Inc.

10.7	*	Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement, dated as of August 1, 2006, with respect to US Energy Overseas Investments LLC, between U.S. Energy Systems, Inc. and VTEX Energy Inc.

31.1		Rule 13a-14(a)/15d-14(a) certifications

31.2		Rule 13a-14(a)/15d-14(a) certifications

32.1		Section 1350 certification

*	Previously filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 21, 2006.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. ENERGY SYSTEMS, INC.

By:	/s/ Asher E. Fogel
	Asher E. Fogel	Dated: May 7, 2007
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Richard J. Augustine
	Richard J. Augustine	Dated: May 7, 2007
Chief Accounting Officer
(Principal Accounting and Financial Officer)