Form 10-K
period 2006-12-31
U S ENERGY SYSTEMS INC
filed 2007-06-08
CIK 351917

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-10238

U.S. ENERGY SYSTEMS, INC.

(Exact name of Registrant as specified in its charter)

Delaware	52-1216347
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

750 Lexington Avenue, 15th Floor New York, New York 10022	(212) 588-8901
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

545 Madison Avenue, 6th Floor

New York, New York 10022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non- accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the last sales price of the Common Stock as of June 30, 2006 (i.e. $4.32 per share) was approximately $74,910,355 based on 17,340,360 shares outstanding as of that date.

As of June 1, 2007, the number of outstanding shares of the registrant’s Common Stock was 21,704,236.

U.S. Energy Systems, Inc.

Annual Report for the year ended December 31, 2006

CAUTIONARY STATEMENT RELATING TO FORWARD LOOKING STATEMENTS

We may from time to time make written or oral forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements contained in our filings with the Securities and Exchange Commission and in our press releases. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “strategy,” “will” and other words of similar meaning. The forward-looking statements are based on our beliefs, assumptions and expectations of future performance, taking into account all information currently available to us. These beliefs, assumptions and expectations can change as a result of many possible events or factors, not all of which are known to us or are within our control. If a change occurs, our business, financial condition, liquidity and results of operations may vary materially from those expressed in our forward-looking statements. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are hereby identifying important factors that could cause actual results and outcomes to differ materially from those contained in any forward-looking statement made by or on our behalf. Such factors include, but are not limited to:

•	access to needed financing or refinancing on acceptable terms,

•	revisions in the initial estimates in the fair value of the acquired assets,

•

failure to realize the estimated savings or operating results of an acquisition, and other risks associated with acquisitions generally, including risks relating to managing and integrating acquired businesses,

•	access to capital markets,

•	changes in market conditions,

•	the impact of competition,

•	changes in local or regional economic conditions, and the amount and rate of growth in expenses,

•	dependence on management and key personnel,

•	changes in federal or state laws and their interpretation with respect to regulation, energy policy and other business issues,

•	the inability to commence planned projects in a timely manner,

•	our ability to continue our growth strategy, and

•	the ability to complete acquisitions.

New factors emerge from time to time. We cannot predict what factors may arise or how such factors may cause our results to differ materially from those contained in any forward-looking statement. Any forward-looking statements speak only as of the date on which such statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

PART I

ITEM 1.	BUSINESS

OVERVIEW AND RECENT DEVELOPMENTS

U.S. Energy Systems, Inc. (the “Company” or “US Energy”) is a Delaware corporation that owns and operates, through its subsidiaries, energy facilities producing electricity and energy alternatives to natural gas. The Company owns:

•

a 100% interest in U.S. Energy Biogas Corp. (“USEB”) effective November 28, 2006. USEB owns and operates 23 landfill gas to energy projects in the United States, 20 of which produce electricity and three of which sell landfill gas as an alternative to natural gas;

•

a 79% interest in GBGH, LLC (“GBGH”). GBGH owns energy assets and mineral rights in the United Kingdom including a 42MW gas-fired power plant and gas licenses for approximately 100,000 acres of onshore natural gas properties and mineral rights in North Yorkshire, England; and

•

a 100% interest in Plymouth Envirosystems, Inc., which owns a 50% interest in Plymouth Cogeneration Limited Partnership. Plymouth Cogeneration Limited Partnership owns and operates a combined heat and power plant (“CHP”) in Massachusetts that produces 1.2MWs of electricity and 7 MWs of heat.

Acquisition of UK Assets

On August 7, 2006, the Company completed its acquisition and financing of certain energy assets in the United Kingdom through certain of its subsidiaries (the “UK Transaction”). The assets (the “UK Assets”) acquired include (i) gas licenses for approximately 100,000 acres of onshore natural gas properties and mineral rights in North Yorkshire, England (the “Gas Licenses”), containing significant proved reserves, (ii) the Knapton Generating Station, a 42 MW gas-fired power plant associated with and located in the vicinity of the natural gas reserves in North Yorkshire, England, and (iii) certain related gas gathering and processing assets. As part of the UK Transaction, a subsidiary of the Company entered into a power purchase agreement and a gas sales agreement with Scottish Power Energy Management (“Scottish Power”) under which Scottish Power is required to purchase all of the electricity generated by the Knapton Generating Station and all of the natural gas produced from the associated reserves up to 100 bcf in the aggregate for a term of up to 12 years. The Company paid approximately $72.6 million and issued rights to acquire up to 9.2 million shares of its common stock, to acquire the UK Assets and obtain the associated financing. The financing of the UK Transaction provided approximately $166.3 million for, among other things, the acquisition of the UK Assets, the funding of certain reserves required by the terms of the financing and working capital to be used by the Company’s subsidiaries for the operation and upgrade of the UK Assets necessary to increase gas production. These loans mature in 2013 and 2014, subject to acceleration or mandatory prepayments upon the occurrence of certain events, and are currently secured by substantially all of the Company’s and its subsidiaries’ assets, other than USEB’s assets.

The Gas Licenses acquired represent the mineral rights of the associated properties where the Company does not own the surface land. Individual land leases have been negotiated with the surface rights landowners that provide for small fixed payments to the landowners for the surface rights. The individuals do not receive royalties associated with extraction of natural resources.

The Company, through GBGH, LLC (“GBGH”), owns a 79% interest in the UK Assets. GBGH intends to further develop the natural gas fields subject to the Gas Licenses in a several phase process that includes the expansion of the gas collection system in order to supply the Knapton Generating Station with sufficient gas to operate on a 24/7 basis, the making of modifications to the Knapton Generating Station, the expansion of proved and collectible gas reserves and the construction a pipeline to the gas distribution system (the “Expansion”).

As part of the transaction, various derivatives, including hedging and similar arrangements, were entered into with respect to, among other things, gas and electricity prices, interest and currency rates, and carbon emission allowances. The gas and electric hedges assure the Company that it will receive not less than specified prices for the sale of electricity from the Knapton Generating Station through August 2009 and for the sale of gas from the facility in 2010 and 2011. The currency and interest rate hedges ensure that the results of operations with respect to our activities in connection with the UK Assets will not be adversely impacted, through August 2009, as a result of fluctuation in such rates. The agreement with respect to carbon emission allowances requires that the Company purchase specified amounts of such allowances at fixed prices through December 31, 2007.

The financing arrangements entered into with respect to the UK Transaction require that GBGH set aside funds for various purposes, including maintenance and the Expansion. Management does not believe that such funds are sufficient for purposes of completing the Expansion. The Company agreed, pursuant to the UK financing documentation, to provide additional funds to GBGH as follows: (i) £3.9 million (approximately $7.6 million based upon the exchange rate in effect on December 31, 2006) between September 7, 2007 and December 31, 2007 to be deposited into an expansion reserve account and a major maintenance reserve account for the UK Assets; (ii) up to $21 million, less specified amounts (including any amounts paid pursuant to clause (iii) below) to cover certain shortfalls in the reserve account for Expansion; (iii) $21 million, less specified amounts (including any amounts paid pursuant to clause (ii) above), upon default under specified financing arrangements; (iv) up to $4 million for certain breaches of warranties (or the discovery of certain negative information) arising with respect to the agreements pursuant to which we acquired the UK Assets; (v) $20 million, if GBGH elects to extend the initial interest rate and currency hedge agreements which is due to expire on August 7, 2009; and (vi) if GBGH enters into one or more replacement interest rate and currency hedge agreements, the amounts payable as an upfront fee or premium to the providers thereunder. To date, the Company has not been required to provide additional funding for the items described above. Absent a refinancing or the raising of additional capital, there can be no assurance that the Company will have sufficient cash to provide the required additional funds to GBGH.

Acquisition of U.S. Energy Biogas Corp. Stock

On November 28, 2006, the Company entered into a Stock Purchase Agreement with DEGS Biogas, Inc. (formerly Cinergy Energy Solutions, Inc., “DEGS”) pursuant to which the Company acquired the remaining outstanding 4,574 shares of the Class B Common Stock of USEB from DEGS (the “DEGS Shares”). The Company now owns 100% of the outstanding stock of USEB.

In consideration for the DEGS Shares, the Company agreed to: (i) assume two promissory notes, payable to BMC Energy LLC, a subsidiary of USEB, each dated May 1, 2001, (a) one note is a fixed obligation with remaining payments aggregating $430,000 and (b) the other note is a contingent obligation, based on the value of Section 29 tax credits generated by the company and its subsidiaries, the face amount of which is $4.3 million, (ii) assume DEGS GASCO LLC’s obligations to fund operating and capital expenses of certain limited partnerships or limited liability companies that own and operate landfill gas collection systems and related assets in an amount not to exceed $1 million, and (iii) pay to DEGS as additional consideration 50% of the net proceeds received from the sale of greenhouse gas emission credits from specified projects through 2010 with the aggregate amount not to exceed $6,000,000. Management currently anticipates that the operating and capital expense funding obligations and payments on the contingent note will not exceed an aggregate of $1 million. Management cannot at this time estimate the total amount to be paid for the additional consideration from the greenhouse gas emission credit sales as a liquid market for the credits has yet to develop. The amount of purchase price recorded was based upon the Section 29 tax credit obligation assumed by the Company. To the extent additional payments are required, an adjustment to the purchase price will be required.

Chapter 11 Filing by U.S. Energy Biogas Corp.

On November 29, 2006, USEB and certain of its subsidiaries filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the Southern District of New York in order to facilitate the restructuring of its capital structure particularly related to its debt with Countryside Power Income Fund (“Countryside”). At the time of the filing, USEB was current in its payment of all principal and interest and did not have any monetary defaults under the loan agreements. The USEB Chapter 11 case number is 06-12827(RDD).

On January 16, 2007, USEB announced that it reached an agreement with Countryside concerning the principal issue in the case, the restructuring of the Countryside debt obligations. The agreement, which was approved by the Court, allowed Countryside a US$99,000,000 secured claim. The claim is the only allowed claim that

Countryside had in the Chapter 11 case and Countryside agreed to forgo any claims related to USEB’s April 8, 2004 Royalty Agreement with Countryside, any fees incurred by Countryside pertaining to the case, all accrued but unpaid interest through January 31, 2007 and any claims against US Energy under the April 8, 2004 Development Agreement between US Energy and Countryside. USEB made a US$3,000,000 payment against the secured claim in January, 2007 and a US$30,000,000 payment in March, 2007. The remaining outstanding principal of US$66,000,000 was deemed over secured for purposes of adequate protection providing USEB with the right to use its cash collateral for operating expense and professional fees related to the bankruptcy during the term of bankruptcy proceedings and bore interest at a rate of 10% per annum (down from 11% per the original loan agreement) payable monthly in US dollars to Countryside. The final installment against the secured claim was due and paid on May 31, 2007. Mutual general releases have been exchanged among the parties involved and cover certain individuals affiliated with Countryside who have been threatened with lawsuits arising out of their prior employment by US Energy.

On March 19, 2007, USEB announced that it reached an agreement with the State of Illinois and the Illinois Commerce Commission (the “ICC”) resolving the principal remaining outstanding issue in the Chapter 11 case. The agreement has been approved by the Court and provides that the ICC will not pursue repayment of approximately $65,000,000 in interest-free loans provided to certain of USEB’s landfill gas to energy projects under the Illinois Retail Rate Program. In return, USEB or its subsidiaries paid the ICC $5,250,000 on the effective date of USEB’s Plan of Reorganization, May 31, 2007, and withdrew its 10 operating projects from participation in the program on May 31, 2007. The funds paid to the ICC include the establishment of a $250,000 reserve account that will be utilized to pay any and all rate adjustment claims, up to a $250,000 limit, for a period of six months immediately following the effective date of the reorganization. As of June 1, 2007, USEB has entered into agreements with electricity buyers outside the Illinois Retail Rate program and all output is being sold as of that date at market prices which vary per the local market.

On May 23, 2007, the U.S. Bankruptcy Court of the Southern District of New York approved the USEB Plan of Reorganization. The plan includes the payment of USEB’s $66,000,000 obligation to Countryside, the payment of the $5,250,000 settlement with the Illinois Commerce Commission which eliminated approximately $65,000,000 of a long term debt obligation owed by USEB to the State of Illinois, the payment in full of all approved unsecured creditors and the payment of legal and professional fees related to the case.

On May 31, 2007, USEB completed it financing with a private equity fund obtaining $80,000,000 in financing and satisfying its $66,000,000 obligation to Countryside, paying the $5,250,000 due the Illinois Commerce commission pursuant to the settlement agreement and paying its unsecured creditors the full value of all undisputed claims. The debt is in the form of a $77,000,000 fixed term obligation and a $3,000,000 revolving credit facility. Interest is based on LIBOR plus 4.50% and is adjusted every three months for the subsequent three month period. The current interest rate is 9.88%. Interest is payable quarterly and principal reductions are based upon the excess cash flow generated by USEB’s operations. USEY issued $2,000,000 of its common stock as part of the payment of USEB’s $66,000,000 obligation to Countryside. The debt is collateralized by all of USEB’s assets. In connection with the debt facilities, USEB agreed to a sharing of net profits for a significant number of years following the amortization or prepayment of the debt. This net profit interest will be cancelled and no sharing of net profits will be required if US Energy sells a controlling interest in USEB by February 28, 2008 and prepays the debt facilities, subject to an additional interest payment. Any sale of a controlling interest in USEB is subject to Silver Point’s consent. The maturity date of the debt is May 31, 2014.

NASDAQ Delisting Notice

On April 18, 2007, the Company received a NASDAQ Staff Determination notice indicating that, due to the Company’s failure to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2006, the Company was no longer in compliance with the requirements for continued listing as set forth in NASDAQ Marketplace Rule 4310(c)(14). On May 22, 2007, the Company received a similar NASDAQ Staff Determination notice due to the Company’s failure to timely file its Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. The Company’s securities are therefore subject to delisting from the NASDAQ Capital Market. The Company’s failure to file these reports on a timely basis constitutes a breach of the UK and Silver Point financing agreements. The Company must file the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 no later than June 14 to cure the breach. In accordance with the procedures of the NASDAQ Stock Market, the Company requested a hearing before the NASDAQ Listing Qualifications Panel (the “Panel”) to review the NASDAQ Staff Determination. The Company has received a response from the NASDAQ Office of General Counsel indicating that the suspension of trading and delisting of the Company’s securities will be stayed pending the Panel’s decision subsequent to a hearing scheduled to take place on June 7, 2007.

DESCRIPTION OF OPERATIONS AND FACILITIES

The Company’s principal operations include the following:

U.S. Energy Biogas Corp.

Effective on November 28, 2006, the Company owns 100% of USEB. USEB owns and operates 23 biogas projects (“Biogas Projects”). The Biogas Projects currently have approximately 52MW of electric generation capacity. Nineteen of the 23 Biogas Projects have contracts with local electric utilities for the sale of electrical output. The contracts have a weighted average remaining life of approximately 11 years, based upon the revenue generated from the project operations. The Brookhaven project leases electric generation equipment to a third party, which in turn has a contract to sell the output to an electric utility. The remaining three Biogas Projects sell landfill gas for use as boiler fuel under long-term contracts. All of the generation projects are qualified as renewable energy projects.

During 2006, USEB sold 269,917,000 kwh of electricity and 653,185 mmbtus of landfill gas as a substitute for natural gas to its customers. For 2006, 4,246,000 mmbtus of landfill gas was consumed through either the production of electricity or through the sale of the gas. The average sale price per megawatt hour (“mwh”) was $66/mwh including the subsidy received under the Illinois Retail Rate Program of $27/mwh. Excluding the subsidy, the average sales price per mwh was $39, of which $32 is production from the Illinois projects participating in the Illinois Retail Rate Program and $63 is from the other electricity generating projects. The average price per mmbtu of landfill gas sold as a substitute to natural gas was $3.95. The average cost of the landfill gas acquired for the production of energy was $0.47/mmbtu.

Also during 2006, USEB sold $349,000 worth of renewable energy credits (“REC”). One REC is produced when the project sells one megawatt of qualified renewable energy to the utility grid. The average sales price per REC was $35. The contracts do not require USEB to deliver any specified quantities of RECs. A portion of gross proceeds from the sale of the RECs for one project totaling approximately $15,400 was paid to the local utility pursuant to an agreement with the utility. Amounts paid to the utility pursuant to the agreement are recorded as operating expenses. The REC revenue is in addition to the energy value which is sold under a separate contract. In 2007, USEB registered 234,900 RECs from the production in 2006 and is currently marketing the RECs for sale.

Approximately 71% of the engine generating capacity of the Biogas Projects is operated and maintained by two third-party operators under fixed price per unit of production contracts. The balance of the engine generating capacity is operated and maintained by USEB staff.

USEB competes with other landfill gas developers in obtaining the rights to the landfill gas from the landfill owners. As the number of operating landfills decreases, competition for the gas rights agreements with the landfill owners increases as fewer opportunities are available. Once USEB obtains the rights to the gas, there is no direct competition for the sale of the energy derived from the landfill gas. It is either sold directly to the local utility or to an end user under a long term contract.

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

Genco

Gencos are the legal entities that typically own the power generating equipment, purchase the biogas from a Gasco and sell the electricity it generates to an electric utility or industrial user under long-term contracts. The Biogas Projects include 19 Gencos that are wholly-owned subsidiaries of USEB, except for the Illinois-based projects, which are owned 50% by USEB and 50% by an unaffiliated entity, Landgas of Illinois Corp. Gencos typically lease a portion of a landfill site from an independent third party landfill owner and pay the landfill owner a percentage of revenues as a site lease payment. The terms of the site leases typically are coterminous with the project’s gas rights agreement with the same landfill owner. One Genco owns the land used as the site for the generating plant.

Transco

Transcos are the legal entities that typically own the gas transportation equipment and purchase biogas from a Gasco to transport and sell to a third party as boiler fuel under long-term contracts. The Biogas Projects include three Transcos which are all wholly-owned subsidiaries of USEB. Transcos typically lease a portion of a landfill site from an independent third party landfill owner and pay the landfill owner a percentage of revenues as a site lease payment. The terms of the site leases typically are coterminous with the project’s gas rights agreement with the same landfill owner.

GBGH, LLC

GBGH, LLC, which is owned 79% by the Company, completed the acquisition of the UK Assets on August 7, 2006 through its wholly-owned subsidiary, UK Energy Systems, LTD (“UKES”). The assets are operated by wholly-owned subsidiaries of UKES, Viking UK Gas, LTD and RGS Energy, LTD. Included in the assets the subsidiaries operate is the Knapton Generating Station (the “Generating Station”), a 42 MW single cycle, gas-fired combustion turbine that was acquired from Scottish Power. Immediately upon the closing of the acquisition, UKES commenced Phase I of the Expansion.

Phase I of the Expansion consisted of improvements to the natural gas production and collection system with the goals of maximizing the natural gas supply to the Generating Station to enable the station to produce electricity on a 24/7 basis and allowing for the conversion of the natural gas reserves in the fields to proven reserves from probable reserves. Phase I included the drilling of a sidetrack well in the Kirby Misperton field, drilling a new well in the Ebberston Moor field, installing a compression unit and other operational issues. The acquisition financing agreements required that the Generating Station be operational on a 24/7 basis for a required period of time by March 7, 2007.

The Generating Station became operational on a 24/7 basis in November 2006. By December 31, 2006, the Generating Station satisfied 24/7 operational time requirements of the financing. For the period from the acquisition date August 7, 2006, through December 31, 2006, the plant produced 42,439 mwhs of electricity as summarized below:

MWHs
August	3,003
September	4,428
October	4,286
November	2,751
December	27,971

Totals	42,439

As part of the acquisition of the Knapton Generating Facility from Scottish Power, the Company entered into a power purchase agreement and a gas sales agreement with Scottish Power under which Scottish Power is required to purchase all of the electricity generated by the Knapton Generating Facility for a period of 12 years or until they receive 100 bcf’s of natural gas. Due to the contract, the Company is not in competition with other electricity generators for the sale of the electricity. Currently, all of the gas production is being utilized by the Knapton Generating Facility for the production of electricity. All of the gas production is in or around North Yorkshire, England.

For the period from the acquisition date, August 7, 2006 through December 31, 2006, the gas production wells produced 415 million standard cubic feet (“MMscf”) of natural gas as summarized below:

MMscf
August	30
September	49
October	44
November	33
December	259

Totals	415

As of December 31, 2006, UKES was operating six gas production wells throughout its license areas.

On December 31, 2006, the turbine at the Generating Station experienced sudden vibrations and was shut down. Subsequent inspections revealed damage to the Low Pressure Turbine. The turbine was shipped offsite for repairs and was replaced with a leased turbine of the same make, model and generating capacity which began operations on January 13, 2007. The repair of the damaged turbine was completed and was reinstalled in March 2007. A claim of approximately $1,850,000, based upon the exchange rate as of December 31, 2006 of 1.9586 US dollars to 1 pound sterling, has been submitted to the insurance carrier for reimbursement. It is anticipated that the Company will receive the full amount of the property claim.

OTHER OPERATIONS AND INTERESTS

Plymouth Envirosystems, Inc.: Our wholly-owned subsidiary, Plymouth Envirosystems, Inc., owns a 50% interest in Plymouth Cogeneration Limited Partnership (“Plymouth Facility”) which owns and operates a CHP plant producing 1.2 MW of electricity and 7 MW of heat at Plymouth State College, in Plymouth, New Hampshire. The Plymouth Facility provides, under a long-term contract, 100% of the electrical and heating requirements for the campus, which is a part of the University of New Hampshire system.

The day-to-day operations of the Plymouth Facility are managed by one of the partners in this facility. Management decisions are made by a committee composed of representatives of the three partners in this project.

EMPLOYEES

At December 31, 2006, the Company, directly or indirectly, employed approximately 60 employees, excluding personnel at facilities operated and maintained by third parties.

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

Set forth below and elsewhere in this report and other documents we file with the Securities and Exchange Commission (“SEC”) are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward looking statements contained in this report.

Our operations are not profitable and may not become profitable in the future.

We had net losses of $27,574,000, $9,466,000 and $9,244,000 in 2006, 2005 and 2004, respectively, and losses from operations of $7,521,000, $801,000 and $4,029,000 in 2006, 2005 and 2004, respectively. Our ability to become profitable depends significantly upon factors over which we have limited or no control. Those factors include, among other things, the quantity and quality of our subsidiaries’ long term fuel supply, fluctuations in foreign currency exchange rates, rates paid for energy sales, the continuing development of the green energy market and interest rates. While we are pursuing value enhancement alternatives, including accreditive acquisitions, there can be no assurance that we will become profitable.

Our subsidiaries have substantial indebtedness and related interest expense and in connection with their existing indebtedness we have agreed to significant restrictions upon their operations, including their ability to use their cash.

We have substantial debt that has been incurred to finance the acquisition and development of energy facilities. As of December 31, 2006, our total consolidated debt, exclusive of debt issuance costs which offset the debt for financial statement presentation purposes, was $266,341,000. Our interest expense in 2006 was $22,971,000. For the debt associated with the UK Transaction, the interest associated with a portion of the debt is not paid currently but added to the outstanding principal balance thereby increasing subsequent period’s interest expense.

The actual quantity and quality of the landfill gas extracted by USEB from the various landfills may vary from that anticipated by management which could result in lower production and a subsequent reduction in revenues.

The quantity and quality of the landfill gas extracted by USEB from the various landfills is predicated on variables over which the Company has no control, including the rate at which the landfill accepts trash, the type of trash the landfill accepts, the application of landfill cover by the landfill operator and other operating characteristics of the landfill. Changes in these variables can effect the quantity and quality of the landfill gas produced by the landfill, a decrease of which could result in a reduction of USEB’s production and revenues.

We have rate risk in the replacement of electricity rates received within the Illinois Retail Rate Program.

Ten of USEB’s Illinois projects were participating in the Illinois Retail Rate Program (the “Program”), which provided subsidies in excess of the utility’s avoided costs rates. This subsidy was in the form of a 10 year interest free loan. As part of USEB’s settlement with the ICC, USEB agreed to withdraw its ten Illinois projects from the Program effective May 31, 2007, which terminated each project’s eligibility to receive the subsidized rates. USEB must now sell its output from the Illinois projects at market rates which may not be equivalent to those provided under the Program. During 2006, 2005 and 2004, the Company received 19%, 21% and 26%, respectively, of its revenues from the rates provided under the Program.

A significant source of USEB’s revenues are generated from special tax credits provided for the sale of landfill gas to third parties and these credits expire on December 31, 2007.

USEB benefits from Section 29 of the Internal Revenue Code (“Section 29”). Section 29 provides that owners of biogas facilities that collect and sell biogas as fuel are permitted to reduce their annual federal income tax liability with a tax credit based upon the volume of the biogas sold to unrelated third parties. USEB has sold interests in the Gascos producing these tax credits to financial investors and such sales have provided USEB with additional revenue. Part of the purchase price is contingent on gas production. If gas production were to fall, USEB’s revenues may decline.

The tax credit is available for biogas produced at projects that had existing gas collection facilities that were placed in service before July 1, 1998. The tax credits are available for qualifying projects until December 31, 2007, except that projects which were in operation prior to 1993 qualified for the tax credits only through 2002. Upon the expiration of the Section 29 tax credits on December 31, 2007, USEB’s revenues may be reduced. Revenues related to the Section 29 tax credits were $914,000, $926,000, and $1,212,000 for 2006, 2005 and 2004, respectively.

Neither USEB, nor any of the Gascos, nor any Gasco partners have received a ruling from the IRS confirming that the biogas facilities of the Gascos meet the requirements of Section 29, that the sales of interests in the Gascos by USEB were structured in a way that would entitle the buyers to Section 29 credits, or that sales of methane from the Gascos to the Gencos or Transcos generate Section 29 credits. While a ruling is not required, as is the case with any Section 29 transaction in which a ruling is not obtained, the IRS may challenge the availability of Section 29 credits to any of the Gascos or to other partners. USEB has agreed to indemnify the financial investors that have purchased interests in the Gascos for certain losses suffered by such investors in the event that the Section 29 tax credits are denied in certain circumstances.

Under Section 29, the amount of the tax credit generated from non-conventional fuel sources, such as landfill gas, shall be reduced or eliminated should the reference price of an equivalent barrel of energy (“EBE”) utilized to establish the value of the credit reach certain levels. Should the EBE reference price exceed the specified levels, the resultant decline in the tax credit value generated by the sale of landfill gas by USEB will reduce the amount of proceeds USEB receives related to the tax credits. For the year 2006, based on a reference price for oil of $59.28, the value of the 2006 section 29 tax credits were reduced by 33% due to this phase out provision.

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

The construction and operation of energy projects, both in the United States and the United Kingdom, require numerous permits and approvals from governmental agencies, as well as compliance with environmental laws and other regulations. While we believe that we are in substantial compliance with all applicable regulations and that each of our projects has the requisite approvals, our projects require compliance with a varied and complex body of laws and regulations that both public officials and private individuals may seek to enforce. There can be no assurance that new laws or amendments to existing laws which would have a materially adverse affect will not be adopted, nor can there be any assurance that we will be able to obtain all necessary permits and approvals for proposed projects or that completed facilities will comply with all applicable permit conditions, statutes and regulations. In addition, regulatory compliance for the construction of new facilities is a costly and time consuming process which may necessitate substantial expenditures to obtain permits, and may create a significant risk of expensive delays or loss of value if a project is unable to function as planned due to changing requirements or local opposition.

We are subject to commodity price risk.

The price received for our energy output is subject to market fluctuations and our revenues, operating cash flows and remaining cash reserves are dependent upon the price of electricity and gas. Changes in the market price for energy could substantially reduce revenues, operating cash flows and could result in a reduction in the carrying value of our gas assets and goodwill. While the energy prices for the output from the UK Assets are hedged, establishing a minimum floor pricing for our output, the hedge expires in July 2009 and subsequent to the expiration of the hedge, UK sales will be subject to market fluctuations.

The actual natural gas reserve acquired in the UK Transaction may be below estimated quantities or quality and the actual costs associated with location and extraction of the gas may exceed current estimates.

The actual quantities of natural gas reserves acquired in the UK Transaction and the costs associated with the location and extraction of the natural gas, while based upon professional, third-party engineering studies, may vary from estimates as they constitute future events which cannot be predicted with certainty. In the event the actual amounts of natural gas fall below estimated quantities or the cost associated with the exploration and extraction of the gas exceed estimated costs, the net cash flow derived from the UK operations may be adversely affected. A reduction in the actual amount or quality of gas available for the production of energy would have a negative effect on the Company’s revenues and could result in a reduction in the carrying value of our gas assets.

We have risks associated with the exploration for gas.

We have risks associated with gas exploration including the failure to locate adequate gas reserves, the investment in dry wells or wells that do not result in adequate output and cost overruns associated with the construction of the wells and the distribution system. In addition, we have safety and environmental risks associated with the exploration, development and construction process.

US Energy is a holding company and has no operations or revenues.

US Energy is a holding company. All of its operations are conducted through its subsidiaries. Its operating subsidiaries have substantial debt, and the terms of the loan agreements underlying such debt restrict the subsidiaries’ ability to declare dividends or otherwise transfer cash or assets to US Energy. In particular, USEB has agreed to a sharing of its net profits in connection with the Silver Point financing which will result in limitations on USEB’s ability to declare dividends to US Energy for a significant number of years following the amortization or prepayment of the Silver Point financing. If US Energy were able to sell a controlling interest in USEB by February 28, 2008 and prepay the Silver Point financing, the net profits interest will be cancelled and no sharing of net profits will be required, subject to an additional interest payment. Any sale of a controlling interest in USEB is subject to Silver Point’s consent. US Energy relies on a USEB management agreement with Silver Point and issuances of US Energy common stock to fund US Energy’s expenses. Due to certain contractual restrictions, there can be no assurance that US Energy will receive all, or any portion, of the management fee. If US Energy issues its common stock to raise funds, there can be no assurance that it will be at current market rates, which would be dilutive to existing stockholders.

We may have insufficient funds available to complete the expansion plans for the UK Assets which could have a material adverse effect on the Company’s operations and value.

The Company has significant reserves intended to fund the expansion plans for the UK Assets but those funds may not be adequate to complete the expansion as planned or for any modified expansion plans. If current funds are insufficient, the Company would have to obtain such funds through the execution of a refinancing or through the raising of additional equity. There can be no assurance that the Company could refinance or raise additional equity and, if so, whether it would be on acceptable terms. The failure to obtain such funds would have a material adverse effect on the Company’s operations and value.

US Energy has insufficient funds currently available to fund the required additional contributions pursuant to the UK financing agreements.

US Energy does not have sufficient funds currently available to fund the required additional contributions pursuant to the UK financing agreements. US Energy intends to obtain these funds through a refinancing or through the raising of additional equity. There can be no assurance that US Energy could refinance or raise additional equity and, if so, whether it would be on acceptable terms. The failure to obtain such funds would have a material adverse effect on the Company’s operations and value.

We have risks associated with compliance with various agreements and contracts.

The Company and its subsidiaries operate under various contractual obligations and financing agreements. A failure to maintain compliance with these contracts and obligations could result in the cancellation or non-renewal of the contract which may have a negative effect on the operations of the Company.

We have limited available capital, and we may need additional financing in the future.

We believe that our current and anticipated cash flow from operations, financings and equity transactions will be sufficient to meet our anticipated cash requirements for the next twelve months; however, there can be no assurance in this regard. If we are unable to generate cash flows from operations to fund our working capital needs or other contemplated expenditures, we would be required to obtain additional equity or debt financing to continue to operate our business. In addition, we anticipate that each project we acquire or develop will require us to raise additional financing, some of which may be in the form of additional equity.

Our ability to raise additional funds is restricted by our financing arrangements which, among other things, limit our and our subsidiaries’ ability to issue equity, incur debt or sell assets. In particular, the Silver Point financing arrangements prohibit us and our subsidiaries from incurring any additional debt and require us, with certain exceptions, to prepay the UK Silver Point loan if, among other things, we or our subsidiaries issue equity. As the result of the sale of $6,400,000 worth of U.S. Energy Systems, Inc.’s common stock, as further described in Note X to the consolidated financial statements, the Company paid Silver Point $1,700,000 against the UK loan and is obligated in the future to make additional payments against the UK loan equal to 50% of the net proceeds from any future equity sales. Further, Silver Point has the exclusive right to arrange financing for us through December 31, 2007.

There can be no assurance that additional financing will be available to us, or if available, that it will be on terms acceptable to us. If we are required to issue equity to raise additional funds, significant dilution to existing stockholders may result. If additional financing for projects is not available on acceptable terms, we may have to cancel, decline or defer new projects. Any inability by us to obtain additional financing to meet cash or capital requirements, if required, may have a material adverse effect on our operations.

There are environmental health and safety risks which may result in additional expense, capital expenditures, restrictions and delays in projects’ and systems’ activities, the extent of which cannot be predicted and which may be material.

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

Our energy facilities rely on one or more energy sales agreements with one or more customers for a substantial portion of their revenues. Any material failure by any customer to fulfill its obligations under an energy sales agreement could have a negative effect on the cash flow available to us and on our results of operations. Commonwealth Edison accounted for 33%, 39% and 42% of our revenues in 2006, 2005 and 2004, respectively. Our business of owning and operating power plants and district energy systems involves considerable operating risk.

Our equipment may break down which could have an adverse effect of operating results and cash flows.

The operation of energy generation facilities involves many risks, including the breakdown or failure of power generation, heating and cooling equipment, transmission lines, pipes or other equipment or processes and performance below expected levels of output or efficiency. Although we have insurance that will allow us to recover certain expenses and lost revenues, such insurance is subject to deductibles and other limitations. Any costs incurred or revenue lost and not recovered through such insurance could have an adverse effect on operating results and cash flows.

Some of our projects are operated by independent, third party operators.

USEB’s ten Illinois projects are operated by two independent third-party operators. USEB is and will be dependent on these third party operators for the successful operation of these projects. To the extent that these parties do not fulfill their obligations, USEB’s operations at these projects could be adversely affected.

The energy business is very competitive and increased competition could adversely affect us.

In addition to competition from electric utilities in the markets where our projects are located, our energy business also faces competition from companies currently involved in the cogeneration, landfill gas to energy market and the independent power market. Some of these companies are larger and better financed than we are. No assurances can be made that there will not be significant competition in such markets. Additionally, in recent years, such competition has contributed to a reduction in electricity prices in certain markets.

We may experience project development risks.

Our ability to develop new projects is dependent on a number of factors outside our control, including obtaining customer contracts, power agreements, governmental permits and approvals, fuel supply and transportation agreements, electrical transmission agreements, site agreements, permits and appraisals. Project development involves significant environmental, engineering and construction risks.

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

We have numerous outstanding options and warrants which may adversely affect the price of our common stock.

As of December 31, 2006, we had outstanding options, restricted stock units, both vested and unvested, and warrants to acquire up to an aggregate of 17,539,139 shares of our common stock at prices ranging from $0.01 to $25 per share. For the term of the agreements, the holders thereof will have an opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership. This may have an adverse effect on the price of our common stock and on the terms upon which we could obtain additional capital.

Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may materially adversely affect our business, financial condition and/or operating results.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Property owned by USEB’s projects includes all buildings and improvements, electricity generating equipment, switchgears, controls and associated ancillary equipment. USEB has no ownership interest in the landfills, nor does it have any contractual responsibility, environmental or legal liability for the operation of the landfills. USEB projects (Gencos, Transcos and Gascos) occupy land on the landfills pursuant to leases. At the end of the lease, USEB is obligated to return the leased site to the state such site was in immediately prior to the construction of the project. This obligation includes the removal of the generating equipment, switchgear and the peripheral equipment structures. The costs incurred to fulfill this obligation are immaterial and are expensed as incurred. One USEB project owns the land used as the site for the generation plant. Substantially all of USEB’s project assets are collateral for the USEB loan from Silver Point (see Item 1). USEB rents office space in Avon, Connecticut and Bohemia, New York.

Property owned by GBGH or its subsidiaries includes all buildings, electricity generating equipment and gas collection assets related to the UK operations. Included in the assets of GBGH is a 42 MW single cycle, gas-fired combustion turbine and gas licenses for approximately 100,000 acres of onshore natural gas properties and mineral rights in North Yorkshire, England. Please refer to the Supplementary Gas Data discussion contained in the consolidated financial statements for a detailed discussion of gas reserves. All of GBGH’s assets are collateral for the financings associated with the acquisition. GBGH rents office space in London, England.

Plymouth Cogeneration, a Delaware partnership, of which we own 50%, owns the Plymouth Facility. Plymouth Cogeneration owns plant and equipment associated with the cogeneration project including the engines, generators, boilers, switchgear, controls and piping.

The Lehi Facility is owned by LIPA, a Utah limited liability company, of which we own 50%. The property is in Lehi, Utah, and includes land, buildings and permits. The Company has no asset value recorded on its books for this investment as management believes that the assets owned by the company has little or no value.

Our executive headquarters are located in a commercial office building in New York City and the financial management function is located in an office building in Avon, Connecticut.

All our properties are in satisfactory condition and we believe that they are adequately covered by insurance.

ITEM 3.	LEGAL PROCEEDINGS

See “Chapter 11 Filing by U.S. Energy Biogas Corp.” in Item 1. Business above.

On or about March 20, 2007, Marathon Capital Holdings (UK), LLC (“Marathon”) and Richard T. Brandt II as director, filed suit in the Supreme Court of the State of New York against the Company, one of its subsidiaries and certain officers and directors of the Company. The suit asserts causes of action seeking permanent injunctive relief directing the defendants to provide the plaintiffs with access to the books and records of the Company and to allow the plaintiffs to more fully participate in the management and affairs of the Company. The suit seeks an award of attorneys’ fees and costs in connection with the litigation, but does not otherwise seek monetary damages. The defendants intend to vigorously defend against the suit.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s annual stockholders meeting held on November 6, 2006, our stockholders elected Asher E. Fogel and Stephen L. Brown as directors, casting the following votes:

	Votes In Favor	Votes Withheld
Asher E. Fogel	14,679,957	356,852
Stephen L. Brown	13,540,159	1,496,650

Jacob Feinstein, Carl W. Greene, Lawrence I. Schneider and Ronny Strauss continued as directors after the Company’s annual stockholders meeting. In December 2006, Messrs. Brown, Greene and Schneider resigned from the Board.

The stockholders also voted to: (1) approve the issuance of shares of common stock upon the exercise and conversion of securities issued in connection with the UK Transaction and (2) approve an amendment to the Company’s Certificate of Incorporation increasing the number of shares of common stock that the Company is allowed to issue to 75,000,000. Both items were approved with votes cast as follows:

	Votes In Favor	Votes Against	Votes Abstained
Issuance of common stock upon the exercise and conversion of securities related to the UK Transaction	6,519,231	205,929	32,831
To amend the Certificate of Incorporation to increase number of authorized shares	14,720,695	292,961	23,152

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK

Our common stock trades on the NASDAQ Capital Market under the symbol USEY. The table below sets forth, for the periods indicated, the high and low sales prices for the common stock as reported by the NASDAQ Capital Market.

	Closing Prices
	High	Low
Year ended December 31, 2005
First Quarter	$1.94	$0.74
Second Quarter	1.37	0.81
Third Quarter	1.68	0.95
Fourth Quarter	2.84	1.17

Year ended December 31, 2006
First Quarter	$3.10	$2.12
Second Quarter	4.35	2.36
Third Quarter	6.90	3.11
Fourth Quarter	5.38	3.34

On June 1, 2007, the reported closing sale price per share of common stock on Nasdaq was $4.72.

Stock Performance Graph

The following performance graph shows a comparison of cumulative total stockholder returns for our common stock with the cumulative returns on the NASDAQ-US Index and the S&P 500 SmallCap 600 Index and assuming that on December 31, 2001, $100 was invested in our common stock and the other indices and that all dividends were reinvested. We note that the total stockholder return performance shown in the graph below is not indicative nor intended to forecast the potential future performance of our common stock.

	2002	2003	2004	2005	2006
U.S. Energy	$20.61	$24.78	$17.54	$49.12	$113.16
NASDAQ Composite Index	68.47	102.72	111.54	113.07	123.84
S&P SmallCap 600 Index	84.68	116.47	141.61	151.03	172.29

DIVIDENDS

We have not paid cash dividends on our common stock and currently do not anticipate paying cash dividends on our common stock in the foreseeable future. Our ability to pay cash dividends on our common stock may be limited by our outstanding shares of preferred stock. Generally, no dividends may be paid on our common stock unless dividends have been set aside for the outstanding preferred stock. The Company’s ability to pay dividends on common stock are limited by the various financing arrangements with the Company’s subsidiaries.

EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2006

Plan Category	Number of securities to be issued upon exercise of outstanding options(1)	Weighted-average exercise price of outstanding options under compensation plans(1)	Number of securities remaining available for future issuance under equity compensation plans (2)
Equity compensation plans approved by security holders	6,980,758	$3.67/share	2,875,470
Equity compensation plans not approved by security holders	150,000	$4.83/share	0

Total	7,130,758	$3.69/share	2,875,470

(1)	Does not include 976,015 restricted stock units as of December 31, 2006. Restricted stock units are not used in the calculation of the weighted average exercise price.
(2)	Represents the number of securities available for issuance after giving effect to the restricted stock units outstanding at December 31, 2006.

Equity compensation issued under plans not approved by security holders pertain to options issued prior to the year 2000. The exercise prices for these options range from $4.00 to $7.00. No additional equity awards will be issued under any plans not approved by security holders.

ITEM 6.	SELECTED FINANCIAL DATA

(Dollars in thousands, except share data)

	2006	2005	2004	2003	2002
Total Assets	$346,930	$169,029	$175,788	$172,041	$219,008
Debt	225,126	89,161	87,814	70,084	114,277
Total Stockholder’s Equity	31,477	16,173	26,942	39,085	38,754
Revenues	21,244	19,620	20,108	24,999	28,620
(Loss) Income from Operations	(7,521)	(801)	(4,029)	5,035	(5,710)
(Loss) Income Applicable to Common Stock	(27,835)	(10,292)	(10,072)	1,009	(16,979)
Basic and Diluted (Loss) Earnings per Common Share	$(1.72)	$(0.83)	$(0.85)	$0.08	$(1.39)

The following should be taken into consideration in reviewing this table:

(1)	Our investment in a Swedish district energy system (“SEFL”) was included in our consolidated operating results from March 2002 through September 2003, at which time our ownership interests were reduced to less than 50% and was accounted for by the equity method through 2003. In 2004, the entire net investment ($7,089) was written off.

(2)	USEB acquired its subordinated debt owed to AJG Financial Services on September 30, 2004 which resulted in a $2,729,000 gain in 2004.

(3)	AJG Financial Services satisfied its obligation to pay for the remaining 50% ownership in certain Illinois Gencos which resulted in a $2,000,000 pre-tax gain in 2004. See Note H to the consolidated financial statements.

(4)	USEY commenced operations related to the UK transaction on August 7, 2006.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

On August 7, 2006, the Company completed the acquisition and financing of certain energy assets in the United Kingdom through certain of its subsidiaries. Please refer to Note D of the consolidated financial statements for a description of the transaction.

See Item 1 for additional recent developments.

RESULTS OF OPERATIONS

Comparison of 2006, 2005 and 2004

Net Loss:

The net loss applicable to common stock of $27,835,000 for the year ended December 31, 2006 represents an increase of $17,543,000 from the $10,292,000 net loss reported for the year ended December 31, 2005. The net loss for 2006 includes $996,000 of legal costs and other expenses related to the Countryside settlement, $1,688,000 of expense related to the valuing of previously granted employee equity grants as required by SFAS 123R, a $3,595,000 reserve against the outstanding balance related to a note receivable for the sale of USEB’s ownership interest in certain gasco entities and $872,000 of expenses related to the settlement of the Zahren lawsuit. The balance of the change is primarily due to $9,137,000 of net operating losses from the UK operations which commenced operations on August 7, 2006.

The net loss applicable to common stock of $10,292,000 for the year ended December 31, 2005 was an increase of $220,000 from the $10,072,000 reported for the year ended December 31, 2004. The increased net loss in 2005 when compared to 2004 reflects a $4,409,000 increase in the valuation allowance against the deferred tax asset, as of December 31, 2004, a $1,357,000 increase in interest expense, a $332,000 increase in debt issuance costs resulting from the refinancing of USEB’s debt with Countryside and a $1,353,000 increase in the valuation allowance against accounts receivable; which were offset, in part, by a $4,214,000 decrease in foreign currency translation expense and a $6,560,000 gain in 2004 resulting from the sale of certain assets.

Operating Loss:

A summary of the principal components of operating loss follows:

(Dollars in thousands)

	2006	2005	2004
Revenues	$21,244	$19,620	$20,108
Operating Expenses	13,260	9,721	9,646
General and Administrative Expenses	9,367	6,399	3,241
Depreciation and Amortization	6,249	4,611	4,279
Investment Writeoffs	—	—	7,089
(Income) from Joint Ventures	(111)	(310)	(118)

Loss from Operations	$(7,521)	$(801)	$(4,029)

REVENUES

The Company’s 2006 revenues were $21,244,000 compared with $19,620,000 for 2005 and $20,108,000 for 2004. The increase of $1,624,000, or 8%, in 2006 from 2005 was primarily due to $2,384,000 in revenues related to the UK operations which commenced operations on August 7, 2006 less a $760,000 reduction in USEB revenues resulting from a decrease in production.

The decrease in revenues in 2005 from 2004 of $488,000 or 2% was primarily due to fluctuations in rates paid for electricity produced by USEB.

Included in revenues for 2006, 2005 and 2004 were $914,000, $926,000 and $1,212,000, respectively, in revenues from the installment sales of certain partnership interests whose buyers benefit from Section 29 tax credits. Upon the expiration of these credits on December 31, 2007, revenues from these installment sales will cease. See Note H of the consolidated financial statements.

The Company’s future revenues may be reduced due to USEB’s settlement with the Illinois Commerce Commission (“ICC”) and the subsequent withdrawal, effective May 31, 2007, of USEB’s Illinois projects from the Illinois Retail Rate Program effective May 31, 2007. USEB received $4,056,000, $4,082,000 and $5,267,000 in revenues from the Illinois Retail Rate Program in 2006, 2005 and 2004, respectively. See Note F of the consolidated financial statements for further discussion of this issue. See Item 1A. Risk Factors for a discussion of such concerns.

EXPENSES

Operating Expenses: The Company’s 2006 operating expenses were $13,260,000 compared with $9,721,000 in 2005 and $9,646,000 in 2004. Operating expense as a percentage of revenues was 62% in 2006, 50% in 2005 and 48% in 2004. Operating expenses for 2006 increased by $3,539,000 from 2005 primarily due to $3,466,000 in operating expenses related to the UK operations which commenced operations on August 7, 2006. US operating expenses increased by $75,000, or less than 1%, from 2005 to 2006. Management expects operating expenses to increase in future periods as the UK operations continue to expand.

General and Administrative Expenses: General and administrative expenses were $9,367,000 for 2006 and $6,399,000 for 2005, an increase of $2,968,000 or 46%. The increase is primarily due to the addition of $1,018,000 of expenses related to the UK operations which commenced on August 7, 2006, an increase of $829,000 in legal and accounting fees related to US Energy operations, a $1,149,000 increase in salaries and benefits and a $1,668,000 increase in expense related to the valuing of previously granted stock options as required by SFAS 123R. These increases were offset by a $488,000 reduction in fees related to the Development Agreement dated April 8, 2004 between the Company and Countryside and a $946,000 recovery of a 2005 charge against the allowance for doubtful accounts due to the collection of the receivable. The following table summarizes the components of these expenses for these years:

	2006	2005	2004
General and Administrative Expenses
Salaries, Other Compensation and Consulting	$3,215,000	$2,766,000	$5,659,000
Compensation Cost related to Options, 123R compensation	1,668,000	—	—
Legal and Professional	1,776,000	1,371,000	712,000
Insurance	177,000	191,000	470,000
Corporate Expenses	1,171,000	1,017,000	412,000
UK Operations	1,018,000	—	—
Other	342,000	1,054,000	827,000
Countryside Fund Expense Reimbursement	—	—	(4,839,000)

Total:	$9,367,000	$6,399,000	$3,241,000

Management expects general and administrative expenses to increase in future periods as additional staff and consultants are hired to handle the complex reporting requirements deriving from the various financing arrangements and to provide support for the execution of the Company’s growth plans.

For 2004, general and administrative expenses included a non-recurring reimbursement from Countryside of $4,839,000 for expenses incurred by the Company related to the Countryside transaction. This reimbursement was utilized in part to offset the non-recurring increase in additional compensation (approximately $2,900,000) awarded to employees generally pursuant to existing employment arrangements and bonus plans.

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

Depreciation and Amortization: Depreciation and amortization expenses were $6,249,000 in 2006 compared with $4,611,000 for 2005, an increase of $1,638,000. The increase is primarily due to $1,148,000 of depreciation related to the UK Assets which were acquired on August 7, 2006. The increase of $332,000 in 2005 from the $4,279,000 for 2004 was related to an increase in the amortization of debt issuance costs related USEB’s Countryside financing which closed in April, 2004. The annual amortization of these costs was approximately $791,000. Depreciation expenses are expected to increase in future periods resulting from a full year’s depreciation of the UK Assets and the expansion of the asset base for the UK and USEB asset portfolios.

Interest and Dividend Income: Interest and dividend income for 2006 was $3,894,000, an increase of $442,000, or 13%, compared with $3,452,000 for 2005. The increase is primarily due to an increase of $813,000 in interest earned on the various restricted cash accounts related to the UK Transaction less a reduction in interest associated with the various notes receivable due to USEB due to the reduction in the outstanding principal balances. Interest and dividend income for 2005 increased by $624,000 or 22% from the $2,828,000 reported for 2004.

Foreign Currency Translation Expense: Foreign Currency Translation Expense was $2,536,000 for 2006, $2,775,000 for 2005 and $6,989,000 for 2004. This expense represents the adjustment, as required by SFAS 52, Foreign Currency Translations, to the outstanding principal owed to Countryside reflecting the change in the currency exchange rate from the start of the reporting period. The settlement agreement entered into by USEB with Countryside established that the payment of the remaining outstanding obligations to Countryside be made in US dollars thereby eliminating USEB’s foreign currency exposure pertaining to the satisfaction of its Countryside debt obligations. This debt was repaid on May 31, 2007. We expect to continue to have foreign currency translation activity associated with our UK operations.

Interest Expense: Interest expense for 2006 was $22,971,000, an increase of $12,171,000 or 112% when compared the $10,800,000 in interest expense reported in 2005. This increase is due to $10,694,000 in interest related to the UK acquisition which closed in August 2006 and an increase in costs associated with USEB’s settlement with Countryside including the reimbursement of any professional fees incurred by Countryside which were recorded as interest expense for financial statement purposes. Included in the interest expense is $1,993,000 of interest related to the amortization of debt issuance costs associated with the UK debt and $2,579,000 of interest related to the amortization of USEB’s Illinois subsidy income. Management expects interest expense to increase significantly in future periods due to inclusion during those periods of a full years interest related to the UK financing arrangements.

For 2005, interest expense was $10,800,000, an increase of $1,357,000, or 14%, when compared to the $9,443,000 in interest expense reported for 2004. This expense increased in 2005 from 2004 due to the inclusion of twelve months of interest to Countryside in 2005 compared with nine months of interest in 2004. See Note K to the consolidated financial statements.

Income Tax: Provision for income taxes resulted in a tax expense of $21,000 for 2006 compared with a tax expense of $870,000 for 2005. The valuation reserve against the deferred tax asset has been increased by $11,752,000 representing the full amount of any tax benefit generated by the Company’s 2006 operations. The tax expense for 2005 included a $4,164,000 increase in the valuation allowance against USEY’s deferred tax asset. The increase in the valuation allowances will not have an impact on the ability of the Company to utilize the net operating losses that comprise the deferred tax asset. Exclusive of the increase in the valuation allowance, the tax provision for 2005 would have been a benefit of $3,294,000.

The 2004 increase in the provision for income taxes is primarily due to the write off of the SEFL investment, the expensing of costs associated with the Countryside transaction and Foreign Currency Translation Expense associated with the Countryside financing.

USEB’s settlement with the Illinois Commerce Commission, completed on May 31, 2007, resulted in a substantial taxable gain resulting from the debt forgiveness income that will result from the settlement of the obligation significantly below it par value. This tax obligation is expected to be wholly offset by the utilization of a significant portion of the net operating loss carryforwards held by USEB.

Transaction Costs: No transaction costs were incurred in 2006 and 2005. In 2004, transaction costs of $13,858,000 associated with Countryside were incurred. These costs include $10,428,000 in debt prepayment fees paid to John Hancock and ABB Energy Capital due to the prepayment of the debt prior to its maturity, $1,802,000 related to the write off of unamortized debt issuance cost associated with John Hancock and ABB Energy Capital debt and $1,628,000 for internal Company expenses associated with the transaction.

Other (Loss) Income: Other (Loss) Income for 2006 was a loss of $2,490,000 compared with a $997,000 gain for 2005. For 2006, the amount represents a $3,595,000 reserve against a note receivable due USEB for the 1999 sale of ownership interests in certain gasco entities offset by income of $1,105,000 related to investment of USEB’s Illinois reserve accounts. For 2005, the $997,000 income was comprised of income related to the investment of USEB’s Illinois reserve accounts. In 2004, the $2,641,000 of Other Income was primarily comprised of a $2,729,000 pre tax gain associated with the acquisition of the AJG subordinated debt for less than the face value thereof.

Reorganization Expenses: In 2006, USEB incurred $1,369,000 in legal fees related to its bankruptcy proceedings. USEB filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the Southern District of New York in order to facilitate the restructuring of its capital structure. It is expected to continue to incur expenses related to the filing beyond the May 31, 2007 effective date of the plan and through the third quarter of 2007.

Gain on Disposal of a Segment: Gain on disposal of a segment of $150,000 for 2005 represents residual income from the operations of US Canada Energy Corp. which was sold in 2004. For 2004, the amount represents the gain on the sale of US Energy’s Canadian assets to Countryside.

Unrealized Gain (Loss): For 2006, the net unrealized gain of $589,000 is comprised of $1,016,000 of mark to market gains in open trading positions from the investment of the Illinois Accounts and $427,000 in losses associated with foreign currency exchange rates. For 2005, the net unrealized gain of $167,000 is comprised of $298,000 of mark to market gains in open trading positions from the investment of the Illinois Accounts and $131,000 in losses associated with foreign currency exchange rates. For 2004 the unrealized gain of $1,588,000 is comprised of $773,000 of mark to market gains in open trading positions from the investment of the Illinois Accounts and $815,000 in gains associated with foreign currency exchange rates.

LIQUIDITY AND CAPITAL RESOURCES

The Company believes that its current and anticipated cash flow from operations and reserves will be adequate to fully fund operating expenses for the next twelve months beginning on June 1, 2007. But, in order to fund its equity funding requirements pertaining to the development of the UK Assets and funding of maintenance reserves, the Company will have to raise additional funds through the selling of equity in the Company or the UK subsidiaries or the refinancing of the debt associated with the UK Assets. As proven through its recent history, including the refinancing of the USEB debt, the original financing for the UK acquisition and the raising of equity through a sale of common stock, the Company has a successful track record in the raising of equity and the obtaining of financing. While no guarantees of success can be provided, the Company believes that it will be successful in the obtaining of equity and/or debt in amounts sufficient to fulfill its obligations. However, management cannot assure that such financing will be available, or if available, on terms acceptable to management.

At December 31, 2006, cash and restricted cash and marketable securities totaled $95,249,000, including $56,329,000 which is recorded as a long term asset. Of this amount, $3,873,000 was unrestricted compared with $11,301,000 of unrestricted cash at December 31, 2005. The financing arrangements for USEB and GBGH require these subsidiaries to maintain various restricted cash accounts, which, at December 31, 2006, amounted to $91,376,000. The amount of restricted cash is comprised of $35,047,000 held by USEB and $56,329,000 related to the UK operations.

As of December 31, 2006, the Company had a working capital deficit, defined as current liabilities in excess of current assets, of $1,085,000. Included in current liabilities and therefore in the working capital deficit is $5,250,000 representing the amount of the Illinois Subsidy Liability due by May 31, 2007 per USEB’s settlement with the Illinois Commerce Commission. This amount was paid on May 31, 2007 from proceeds from USEB’s financing which closed on that day.

USEB utilized $33,000,000 of its restricted cash to fund the $33,000,000 in principal payments required by its settlement agreement with Countryside. $3,000,000 of principal was paid in January, 2007 and $30,000,000 was paid in March, 2007. The remaining balance of approximately $2,500,000 was made available to USEB as unrestricted cash as the result of the May 31, 2007 closing of USEB’s financing.

The restricted cash held by GBGH is comprised of a debt service reserve account in the amount of $11,503,000, an interest during construction account in the amount of $4,986,000, a capital expenditure reserve account in the amount of $1,161,000, a capital expansion account in the amount of $21,218,000 and a major maintenance reserve account in the amount of $17,461,000. Please refer to Note E to the consolidated financial statements for additional information pertaining to these reserve accounts.

During 2006, the decrease in net cash of $7,428,000 consisted of $1,974,000 of cash used by operating activities, $157,853,000 of cash used by investing activities and $151,874,000 of cash provided by financing activities. The net cash utilized by investing activities and provided by financing activities is primarily due to the UK Transaction.

During 2005, cash flow provided by operating activities was $2,868,000, an increase of $4,460,000 from the $1,592,000 of cash used by operating activities in 2004. The increase is primarily the result of a smaller net loss from operations in 2005 when compared to 2004.

During 2005, cash flows used in investing activities was $2,589,000, compared to the $6,161,000 provided by investing activities in 2004. The change was primarily due to the inclusion in 2004 of the sale of USE Canada and an increase in 2005 in acquisition of equipment and leasehold improvements resulting from USEB’s capital maintenance program.

During 2005, cash flow used by financing activities was $4,960,000, a decrease from the $8,203,000 provided by financing activities in 2004. The decrease is primarily the result of the inclusion in 2004 of the refinancing of the USEB debt with Countryside, the sale of the USEB royalty interest to Countryside and an increase in USEB’s debt service payments due to the refinancing with Countryside.

In 2004, net cash increased by $12,772,000 to $15,982,000 from the $3,210,000 reported as of December 31, 2003. The net increase was primarily due to the net cash received through the Countryside transaction which included the sale of USEY’s Canadian assets and the refinancing of USEB’s debt, $15,500,000, offset by an approximate $2,000,000 reduction in 2004 net operating income exclusive of the write off of the SEFL investment.

Off Balance Sheet Arrangements

As of December 31, 2006, the Company did not have any significant off-balance-sheet arrangements as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

CONTRACTUAL OBLIGATIONS

The following table summarizes our significant contractual obligations at December 31, 2006 which are expected to have an effect on our liquidity and cash flows in future periods.

(Dollars in thousands)

	Payment Due by Period
	Total	Less then 1 year	1-3 years	3-5 years	More than 5 years
Long Term Debt Obligations(1)(2)(3)	$266,341	$33,000	$0	$0	$233,341
Operating Leases	1,817	622	850	345	0

Total	$268,158	$33,622	$850	$345	$233,341

(1)	The Company is a party to contractual obligations including gas purchase agreements and operation and maintenance agreements which do not specifically provide for a minimum purchase obligation and accordingly are not included above. In 2006, we paid an aggregate of $1,911,000 pursuant to such arrangements.
(2)	Payments on the Long Term Debt Obligations are required to be made from excess cash flow generated by the UK operations. As the payments from such excess cash flow cannot be predicted with accuracy it was assumed for the purposes of this table that the debt obligations would be paid upon the maturity of the various debt instruments which occur in 2013 and 2014. The long term debt obligations are exclusive of $39,311,000 of Unamortized Debt Issuance Costs which reduce the obligations for financial statement purposes.
(3)	On May 31, 2007, USEB completed its financing with a private equity fund obtaining $80,000,000 in financing and satisfying its $66,000,000 obligation to Countryside, paying the $5,250,000 due the Illinois Commerce Commission pursuant to the settlement agreement (not included in this table) and paying its unsecured creditors full value of all undisputed claims. The debt is in the form of a $77,000,000 fixed term obligation and a $3,000,000 revolving credit facility. Interest is based on LIBOR plus 4.50% and is adjusted every three months for the subsequent three month period. The current interest rate is 9.88%. Interest is payable quarterly and principal reductions are based upon the excess cash flow generated by USEB’s operations. The Company issued $2,000,000 of its common stock as part of the payment of USEB’s $66,000,000 obligation to Countryside.

CRITICAL ACCOUNTING POLICIES

Use of Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on the Company’s audited consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements required management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. Estimates by their nature are based on judgments and available information. Estimates are made based on historical factors, current circumstances and the experience and judgment of management. Assumptions and estimates are evaluated on an ongoing basis and the Company may employ outside experts to assist in evaluations. Therefore, actual results could materially differ from those estimates under different assumptions and conditions. Management believes the following critical accounting estimates are more significantly affected by judgment and estimates used in the preparation of the Company’s consolidated financial statements: the value of long-lived assets, the valuation of goodwill, the determination of revenue from Biogas projects participating in the Illinois Retail Rate program, the valuation of the decommissioning liability associated with the UK Assets, the valuation allowance against notes receivable, the valuation of derivative instruments (see Item 7a), the valuation of deferred tax assets, the valuation of the equity interests granted relating to the UK Transaction and the application of Statement of Financial Accounting Standards No. 141-Business Combinations (“FAS141”) in accounting for the entire UK Transaction.

In accordance with FAS141, the Company has one year from the date of acquisition, which was August 2006, to finalize its purchase price allocation of the acquisition.

The Company used estimates in the valuation of Goodwill. See Note A(6) to the consolidated financial statements. Actual future operating results that deviate from the estimates would have an effect on the future valuation of Goodwill.

Rates currently paid to projects participating in the Illinois Retail Rate program utilize estimated rates which are reconciled annually, by the utility purchasing the electricity, on the anniversary date of the projects’ commercial operations date. Variations in actual rates to the estimated rates would have an effect on the Company’s financial results and cash flows. The Company is unable to predict changes in rates as they are dictated by the actions of the local utilities and municipalities of the respective projects and will be subject to rate adjustments for all sales made under the Illinois Retail Rate Program through the projects’ May 31, 2007 expiration of eligibility for participation in the program. The Company uses estimates in the determination of the likelihood of the ability to use Net Operating Losses (“NOLs”). See Note O to the consolidated financial statements. Actual future operating results that deviate from the estimates would have an effect on the Company’s ability to use NOLs, the valuation of the deferred tax asset and the Company’s future taxability on both an accrual and cash basis.

Gas Properties – The Company follows the full cost method of accounting for gas properties. Accordingly, all costs associated with acquisition, exploration and development of gas reserves, including directly related overhead costs and related asset retirement costs, are capitalized.

All capitalized costs of gas properties are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves are associated with the projects can be determined or until impairment occurs. Investments in unproved properties are carried on the Company’s balance sheet as Gas Property and Equipment – Non-Depleting.

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company has assessed the application of FIN 48 and has determined that its application will not have any material impact on its results of operations or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, this statement simplifies and codifies fair value related guidance previously issued within U.S. generally accepted accounting principles. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the application of SFAS 157 to have any material effect of the Company’s financial statements.

In September 2006, the FASB issued Statement of Financial Standards No. 158 (“SFAS 158”) “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of Financial Accounting Standards Board (FASB) Statements No. 87, 88, 106 and 132R)”. SFAS 158 requires companies with defined benefit plans and certain other plans to recognize on the balance sheet the difference between benefit obligations and any plan assets of those benefit plans. This Statement is effective for fiscal year ending after December 15, 2006. The Company does not have any plans of this nature; therefore FASB 158 is not applicable to the Company and will have no impact.

        In February 2007, the FASB issued Statement of Financial Standards No. 159 (“FASB 159”), “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning after November 15, 2007. The Company does not believe that the adoption of SFAS 159 will have a material impact on our results of operations or financial condition.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Years Misstatements when Quantifying Misstatements in Current Year Financial Statement.” SAB No. 108 specifies how the carryover or reversal of prior year unrecorded financial statement misstatements should be considered in quantifying a current year misstatement. SAB No. 108 requires a dual approach that considers both the amount by which the current year consolidated statement of operations is misstated (“rollover method”) and an approach that considers the cumulative amount by which the current year consolidated balance sheet is misstated (“iron curtain method”). Prior to the issuance of SAB No. 108, either the rollover or iron curtain method was acceptable for quantifying financial statement misstatements. Prior to the Company’s application of the guidance in SAB No. 108, management used the rollover approach for quantifying financial statement misstatements.

Initial application of SAB No. 108 allows registrants to elect not to restate prior periods but to reflect the initial application in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment, net of tax, should be made to the opening balance of retained earnings for that year. The Company elected to record the effects of applying SAB No. 108 using the cumulative effect transition method to the misstatement that has been corrected below.

The Company’s management has determined that accumulated other comprehensive income as of January 1, 2006 was not presented net of income taxes as required by Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. In accordance with the transition method of SAB No. 108, the Company recorded a cumulative effect adjustment of $827,000 as both a decrease to accumulated other comprehensive income and a decrease to accumulated deficit as of January 1, 2006. There was no tax effect of this adjustment.

Based on the nature of the adjustment the Company has concluded that this adjustment is immaterial to prior year’s consolidated financial statements under the previous method of assessing materiality, and therefore, has elected, as permitted under the transition provisions of SAB No. 108, to reflect the effect of this adjustment as of January 1, 2006.

The following table summarizes the effect (up to January 1, 2006) of applying guidance SAB No. 108.

	Period in which the Misstatement Originated (1)			SAB No. 108 Adjustment recorded as of January 1, 2006
	Cumulative Prior to January 1, 2004	Year Ended December 31, 2004	Year Ended December 31, 2005
Accumulated Other Comprehensive Income (2)	$(160,000)	$(764,000)	$(827,000)	$(827,000)

Impact on Other Comprehensive Income (3)	$(160,000)	$(604,000)	$(63,000)	$—

Accumulated Deficit (4)	$—	$—	$—	$827,000

(1)	The Company previously quantified these errors under the roll-over method and concluded that they were immaterial.
(2)	The Company incorrectly overstated accumulated other comprehensive income by $160,000 (cumulatively) in years prior to 2004, by $604,000 in 2004 and by $63,000 in 2005. The Company recorded a reduction in accumulated other comprehensive income as of January 1, 2006 with a corresponding decrease in accumulated deficit to correct these misstatements.
(3)	Represents the net over-statement of other comprehensive income for the indicated periods resulting from the misstatements.
(4)	Represents the net reduction to accumulated deficit recorded as of January 1, 2006 to record the initial application of SAB No. 108.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to various types of market risk in the normal course of our business including the impact of interest rate changes, foreign currency exchange rate fluctuations, changes in the wholesale price of energy and changes in corporate tax rates. Fluctuations in interest rates and investment yields will affect earnings derived from the investment of the various reserve accounts which could have a material effect on the Company’s financial performance.

The Company has entered into various derivatives including hedging and similar arrangements for the UK operations related to gas and electricity prices, interest and currency rate and the price of carbon emission allowances. The gas and electric hedges assure the Company that it will receive not less than specified prices for the sale of electricity from the Knapton Generating Station through August 2009 and for the sale of gas from the facility in 2010 and 2011. The currency and interest rate hedges ensure that the results of operations with respect to our UK activities will not be adversely impacted, through August 2009, as a result of fluctuation in such rates. The agreement with respect to carbon emission allowances requires that the Company purchase specified amounts of such allowances at fixed prices through December 31, 2007.

USEB had a foreign currency hedge which eliminated the impact of fluctuations in exchange rates on its Countryside debt service payments which was terminated upon the filing of its Chapter 11 case.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is hereby incorporated by reference to the index to Consolidated Financial Statements in Item 15 and made a part hereof.

Supplementary Financial Information

2006 (Dollars in thousands, except share amounts)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$4,824	$4,732	$5,154	$6,534
Operating Loss	(965)	(896)	(1,377)	(4,283)
Net Loss Applicable to Common Stock	(2,166)	(2,925)	(7,636)	(15,108)
Loss per Share of Common Stock – Basic and Diluted	(0.15)	(0.17)	(0.47)	(0.93)

2005 (Dollars in thousands, except share amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$5,024	$4,476	$4,616	$5,504
Operating Income/(Loss)	543	(139)	164	(1,369)
Net Loss Applicable to Common Stock	(888)	(1,049)	(6,474)	(1,881)
Loss per share of Common Stock – Basic and Diluted	(0.07)	(0.09)	(0.52)	(0.15)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company, under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Accounting Officer, performed an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. The Company has also retained an outside consulting firm to assist in the evaluation which is ongoing. The Company has presented unaudited restated consolidated financial statements for the quarter ended September 30, 2006 and has been delinquent in the filing of the Form 10-K for the period ended December 31, 2006. It has been determined that the Company had an insufficient number of personnel possessing the appropriate knowledge, experience and training in applying US GAAP to non-routine and complex transactions resulting in incorrect analysis and treatment of those transactions during the period covered by this report. Accordingly, the Company has determined that its disclosure controls and procedures as of December 31, 2006 were not effective as they related to the timely processing, analyzing and recording of complex transactions. In order to improve the timeliness of its disclosure filings, the Company has and will continue to improve its disclosure controls and procedures through (i) the ongoing installation of new, updated accounting software, (ii) the recently completed hiring of additional accounting staff, (iii) the planned hiring of additional internal staff and (iv) the completed execution of arrangements with independent specialists with expertise in interpretation and implementation of new GAAP pronouncements. The Company believes that the additional accounting staff already in place along with the engagement of the independent specialists has already improved the Company’s ability to address complex accounting issues on a timely basis and that the Company’s internal controls and procedures and the planned additions to our accounting staff along with further improvements that will be made based upon the recommendations of our consultants will further strengthen our capabilities. Management believes the internal controls and disclosure controls and procedures to be effective at this time. The Company’s management and Board of Directors are fully committed to the review and evaluation of our procedures and controls designed to assure continued effective internal control over financial reporting.

Except as provided in the preceding paragraph, there was no change in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended) during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

DIRECTORS AND EXECUTIVE OFFICERS

The following individuals served as members of the Board of Directors (the “Board”) of U.S. Energy Systems, Inc. (“US Energy” or the “Company”) during 2006:

Name	Age	Class	Position(s) with US Energy
Lawrence I. Schneider (4)	70	1	Chairman of the Board

Asher E. Fogel	58	2	CEO, President, Chairman of the Board and Director (5)

Stephen L. Brown (2,3,4)	69	2	Director

Carl W. Greene (1,2,3,4)	72	3	Director

Jacob Feinstein (1,2,3)	64	3	Director

Ronny Strauss (1,2,3)	63	1	Director

Robert Schneider (1,2,3,6)	52	3	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee. Mr. Feinstein was appointed to the Compensation Committee on December 7, 2006.
(3)	Member of the Nominating and Governance Committee. Mr. Strauss was appointed to the Nominating and Governance Committee on December 7, 2006.
(4)	Messrs. Larry Schneider and Greene resigned from the Board and each committee on which they served effective December 6, 2006 and Mr. Brown resigned from the Board and each committee on which he served effective December 8, 2006.
(5)	Mr. Fogel was appointed Chairman of the Board and President of the Company on December 7, 2006.
(6)	Mr. Robert Schneider was elected to the Board and to each committee of the Board on December 7, 2006.

The executive officers of the Company as of December 31, 2006 were as follows:

Name	Age	Position(s) within US Energy
Asher E. Fogel	58	CEO, President and Chairman of the Board

Richard J. Augustine	53	Chief Accounting Officer and Vice President
Adam D. Greene	43	Senior Vice President and Secretary
Grant Emms	54	Chief Executive Officer, UK Energy Systems Ltd.
James Anthony Lobban	53	Chief Operating Officer, Viking UK Gas Limited
Joseph Reynolds	58	Programme Director, UK Energy Systems Ltd.

Set forth below is certain biographical information regarding our executive officers and directors.

Asher E. Fogel. Mr. Fogel served as a director of US Energy from 1998 to 2001 and was appointed to serve as Chief Executive Officer and a director in August 2005. In December 2006, he was appointed to serve as President of the Company and Chairman of the Board. He worked for Citigroup in London and New York where he held a variety of senior positions in the corporate finance, capital markets, and investment advisory areas. Mr. Fogel was a Managing Director of Citicorp Securities Inc. Prior to joining Citicorp, he held a number of positions at both Bank of America and Samuel Montagu & Co. In June 1997, Mr. Fogel founded Dovertower Capital, a merchant banking boutique providing corporate finance services in both the US and international markets. In 1998, Mr. Fogel led a US investor group to acquire the Ampa Group in Israel. The Ampa Group is a diversified group involved in real estate, packaging, consumer products and financial services. Subsequent to this acquisition, Mr. Fogel has served as chairman of Ampa Investments—the financial services arm of the Ampa Group and as a member of the four team management committee of the Ampa Group. In 2000, Ampa Investments acquired the Industrial Development Investment Company (“IDIC”) from the State of Israel’s Industrial Development Bank in a privatization transaction and established Ampa Capital as a leading non-bank finance company in Israel. Mr. Fogel has extensive experience in the areas of corporate finance, capital markets and investments in the US and the international markets. Mr. Fogel holds a BA in economics and an MBA from the Hebrew University. He also attended the Advanced Management program in the Harvard Business School specializing in Finance.

Richard J. Augustine. Mr. Augustine was appointed as Vice President and Chief Accounting Officer of US Energy effective as of September 1, 2004. Mr. Augustine has served as an officer of U.S. Energy Biogas Corp. (“Biogas”), a subsidiary of US Energy and its corporate predecessor, Zahren Alternative Power Corporation (“Zapco”), since 1996 and currently serves as President of Biogas. Prior to his involvement with Biogas and Zapco, Mr. Augustine served as Vice President of Finance and Administration at Richard Roberts Group, a real estate syndicator. Mr. Augustine graduated with a BA in Economics and Accounting from the College of the Holy Cross and an MBA in Finance from the University of Connecticut.

Adam D. Greene. Mr. Greene has served as Executive Vice President and Secretary since February 2007, and he had served as Senior Vice President since December 2005. He also serves as Chief Executive Officer of Biogas, a position he has held since November 2006. For more than the five years prior to 2006, he served as Managing Director of Marathon Capital LLC, a boutique investment bank which specialized in power project and renewable energy finance. He also served as a Managing Director and co-founder of Dovertower Capital LLC. Mr. Greene has over 15 years of experience in international finance and structured finance. He has wide-ranging experience in finance and M&A including renewable energy, power and refining. Mr. Greene has advised on various financing and M&A transactions including land-fill gas, cogeneration, geothermal, biomass, refining, gas trading and ethanol transactions. Mr. Greene received his BA from Oberlin College and attended the Wagner School at New York University.

Grant Emms. Mr. Emms has served as Chief Executive Officer of UK Energy Systems Ltd., a subsidiary of the Company, since August 2006. He was previously employed by Viking International Petroleum plc from October 2002 to July 2006 as Chief Executive Officer. Mr. Emms is a geoscientist by training and has over thirty years of experience in the oil and gas industry and has worked at numerous companies including Amoco, Nexen, and Vanguard.

James Anthony Lobban. Mr. Lobban has served as Chief Operating Officer of Viking UK Gas Limited, a subsidiary of the Company, since August 2006. Prior to the transaction, he was employed by Viking UK Gas Ltd. as General Manager from September 2004 to August 2006. He also worked as an independent oil and gas consultant until January 2003 and at PricewaterhouseCoopers prior to that. Mr Lobban is a Petroleum Engineer by training and has over thirty years of experience in the oil and gas industry.

Joseph Reynolds. Mr. Reynolds has served as Programme Director of UK Energy Systems Ltd., a subsidiary of the Company, since August 2006. Prior to his employment with UK Energy Systems Ltd., Mr. Reynolds was employed by Dun Elmet Company, LLC, his own consulting business. He has extensive energy and process industries experience in the development and management of capital projects and operating assets, including LNG facilities, oil & gas, cross-country pipelines, marine terminals, power generation, and process plants for Occidental Petroleum, Unocal and Enron. He has successfully managed contractors and labour forces with total responsibility for safety, technical, schedule, cost and contractual performance including projects in remote locations with difficult logistics.

Jacob Feinstein. Mr. Feinstein joined our Board in October 2004. Since 1999, Mr. Feinstein has served as a consultant to independent power producers, electric utilities and other businesses engaged in the energy and construction industries. From 1998 through 1999, he was a Vice President of Cogen Technologies, Inc., a business engaged in power plant development and from 1991 through 1998, he was Vice President—System and Transmission Operations, for Consolidated Edison Co. of NY Inc. For the fifteen years prior thereto, Mr. Feinstein held various positions in the energy industry. He is a registered Professional Engineer in the State of New Jersey and a senior member of the Institute of Electrical and Electronic Engineers (IEEE). Mr. Feinstein had served as a member of technical committees of the Electric Power Research Institute and the Edison Electric Institute and as a senior visiting lecturer (adjunct position) at the Stevens Institute of Technology. Mr. Feinstein received a B.E.E. from City College of New York.

Ronny Strauss. Mr. Strauss has served as a member of our Board since March 2005. From 2000 to 2004 he served as a financial advisor and director of Digital Wireless Corporation, and from 1979 to 2000, served in various capacities with Citigroup and its divisions and affiliates, including Global Treasurer and Market Risk Manager for Citibank Private Bank and Chief Executive Officer and Country Corporate Officer for Citibank Israel. He has also served as a lecturer at Syracuse University’s School of Management and as an Assistant Professor at Ithaca College, School of Business. Mr. Strauss received his BA in Economics and Statistics from Hebrew University, an M.A. in Finance from Hebrew University and an M.Sc. in Finance, Quantitative Methods and Managerial Economics from Cornell University.

Robert Schneider. Mr. Robert Schneider has served as a member of our Board since December 7, 2006. For about twenty years, he has served as a partner in a regional mid-sized CPA firm which provides services including tax, accounting and business consulting. Mr. Robert Schneider received his MBA degree in accounting from Fairleigh Dickinson University and is a member of both the New York State Society of CPAs and the American Institute of CPAs. Mr. Robert Schneider is not related to Lawrence or Henry Schneider.

Lawrence I. Schneider. Mr. Schneider was elected to the Board in March 1998. He served as Chairman of the Board from September 2000 to December 2006, when he resigned. Mr. Schneider served as our Chief Executive Officer from January 2000 until May 2001 and from October 2004 until August 2005. Mr. Schneider has been associated with numerous businesses through the years, including Newpark Resources, Inc., a company involved with oil field environmental remediation, where he was chairman of the executive committee. Mr. Schneider was also a partner in the New York Stock Exchange firm Sassower, Jacobs and Schneider. He received a BS degree from New York University. He is the father of Henry N. Schneider.

Carl W. Greene. Mr. Greene served as a director from March 2003 to December 2006, when he resigned. For over twenty years, he has served in various senior financial executive positions for the Consolidated Edison Company of New York, including Senior Vice President of financial and regulatory matters, Senior Vice President of accounting and treasury operations and Chief Accounting Officer, and Vice President and Controller. Mr. Greene currently is Senior Vice President of Lynch & Associates, a full service executive benefit consulting firm. Mr. Greene has been with Lynch & Associates and its prior parent, TBG Financial, since 1997. Mr. Greene has been an active member of several high profile industry trade groups during his tenure at Con Edison, including the Edison Electric Institute and the American Gas Association. In those positions, he has played a role in shaping accounting, financial and risk management policies in the electric utility industry. In addition, Mr. Greene served for four years as a member of FASAC, the Financial Accounting Standards Advisory Council. Mr. Greene holds a BS in economics from The Wharton School of University of Pennsylvania and an MBA from New York University.

Stephen Brown. Mr. Brown served as a director from March 2003 to December 2006, when he resigned. He is currently the managing member of Brimco LLC, a private equity firm. From November 1986 until October 2004, he served as Chairman of the Board and Chief Executive Officer of The Franklin Capital Corporation, a publicly traded business development corporation. Mr. Brown serves on the board of directors of Copley Financial Services Corp., a mutual fund manager, as a director and Secretary of Ascend Acquisition Corporation and as a director of CASHBOX plc, an ATM Deployer based in the United Kingdom and listed on the London Stock Exchange’s AIM Market. In addition, Mr. Brown is an active board member and trustee of The Peddie School. Mr. Brown is a graduate of New York University School of Law and Brown University.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), requires that our officers and directors, and persons who beneficially own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Officers, directors and greater than ten percent beneficial owners are required by regulation to furnish to us copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms we have received, or written representations from certain reporting persons, we believe that during the year ended December 31, 2006 (and for prior years, except to the extent previously disclosed), all officers, directors, and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements, except for Jacob Feinstein, Henry Schneider, Carl Greene, Ronny Strauss, Richard J. Augustine and Stephen Brown, who each filed a late report with respect to one transaction, Asher Fogel, who filed three late reports with respect to three transactions, Adam D. Greene, who filed two late reports for two transactions, and Mark Brody, d/b/a Financial Planning Analysts, who filed a late report with respect to his acquisition of common stock.

CODE OF ETHICS

The Company has adopted the Code of Ethics which complies with requirements set forth in Item 406 of Regulation S-K. This Code of Ethics applies to all of the Company’s employees, including its principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The Code of Ethics is available free of charge on the Company’s website at www.useyinc.com and will be provided free of charge to any stockholder requesting a copy by writing to: Secretary, U.S. Energy Systems, Inc., 750 Lexington Avenue, 15th Floor, New York, NY 10017.

AUDIT COMMITTEE

The Company has a separately-designated Audit Committee. Jacob Feinstein, Ronny Strauss and Robert Schneider are members of the Audit Committee, all of whom the Board has determined are independent as defined by the listing standards of the Nasdaq Stock Market (“Nasdaq”). Carl Greene served as a member of the Audit Committee, and was the “audit committee financial expert” within the meaning set forth in regulations of the SEC, until his resignation from the Board effective December 7, 2006. Following Mr. Greene’s resignation from the Board, the Company ceased to have an “audit committee financial expert.” Mr. Schneider, who is a partner at a regional mid-sized CPA firm, satisfies the requirements set forth in Nasdaq Marketplace Rule 4350(d)(2).

As a relatively small public company, it is difficult to identify and retain potential qualified candidates to serve on our Board. The Company is committed to seeking an Audit Committee member who will meet the SEC requirements for an “audit committee financial expert,” but we do not know if or when we will appoint a new Board member who qualifies as an “audit committee financial expert.” Although none of the members of our Audit Committee qualify as “audit committee financial experts” as defined by the SEC, each of our Audit Committee members has made valuable contributions to the Company and its stockholders as members of the Audit Committee. The Board has determined that each member is fully qualified to monitor the performance of management, the public disclosures by the Company of its financial condition and performance, our internal accounting operations, and our independent auditors.

ITEM 11.	EXECUTIVE COMPENSATION.

COMPENSATION COMMITTEE REPORT FOR THE YEAR ENDED DECEMBER 31, 2006

To Our Stockholders:

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management of the Company. Based on its review and discussions with management, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Compensation Committee:

Jacob Feinstein*

Ronny Strauss

*	Appointed to the Compensation Committee on December 7, 2006.

The information contained in the report above shall not be deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent specifically incorporated by reference therein.

COMPENSATION DISCUSSION AND ANALYSIS

The primary function of the Compensation Committee is to assist the Board of Directors in fulfilling its oversight responsibilities by setting the Company’s compensation strategy and approving the Company’s executive compensation. Consistent with this function, the Compensation Committee’s principal objectives are to increase stockholder value; to align the long-term interests of our executives and other key employees with those of the stockholders; and to attract and retain top quality executives.

Total compensation consists of base salary and incentive compensation. The Committee strives to distinguish between compensation for past performance, generally consisting of base salary and cash bonuses, and compensation designed to encourage future performance and retention of executives and other key employees, generally long-term compensation, primarily in the form of equity awards. Vesting terms for long-term compensation may be tied to the Company’s stock price so as to focus the attention of the executive officers on managing the Company from the perspective of an owner with an equity stake.

The principal components of the Company’s compensation programs are (i) base salary, (ii) cash bonuses and (iii) equity awards. The Committee believes that these three elements reflect market practice and balance the need to offer our executive officers a compensation package that rewards past and current performance while providing strong short-term and long-term incentives. Based on the Committee’s assessment of the level of individual executive and Company performance, the Committee generally determines actual total compensation relative to market target total compensation. The Committee retains significant discretion on how to allocate compensation to individual officers and amongst compensation components. Cash bonus and equity awards for Company executives are entirely at the Committee’s discretion, and determinations by the Committee reflect its assessment of the competitive marketplace and performance. Because the Committee believes in the exercise of independent judgment, its compensation determinations are not formulaic but reflect a significant component of subjective analysis. In determining cash bonus and equity awards, the Committee reviews both individual executive and overall company performance, both long term and short term. The review of individual performance factors is mainly subjective.

The Committee seeks to assure that the total compensation package, and each of its components, is competitive in the relevant marketplace. The Committee makes these determinations based on information from a variety of sources, including information supplied by consultants, information obtained from the media and other publicly available sources as well as from the Committee’s own knowledge and experience.

During the 2006 fiscal year, our employees and the Board were focused on completing the UK Transaction. As a result, the Committee determined that compensation goals would be set once the transaction was consummated. The Company is currently working with a reputable firm of executive compensation consultants with knowledge of the energy sector to design a comprehensive compensation plan which will include a recommended process for setting annual and long-term performance goals for executives and target percentages for each element of compensation for fiscal year 2007. No compensation goals were set for fiscal year 2006.

Base Salary—The Committee tries to ensure that the base salary ranges reflect the competitive market. The Committee is working with the compensation consultants to select the relevant comparable companies for the survey and to formulate the salary ranges for the various executive and key employee positions. Generally, it is likely that the base salary levels will be targeted to the median compensation of the relevant companies included in the survey.

Cash Bonus—The Committee tries to ensure that cash bonus reflects past performance of the individual and the Company. The Committee is working with our compensation consultants to determine individual and Company performance goals by which to measure future performance for fiscal year 2007 and to develop bonus ranges.

Incentive Compensation—We use incentive compensation to encourage future performance and long-term commitment to the Company. We have in place a 2000 Executive Incentive Compensation Plan (“Plan”) which allows us to grant awards to eligible persons up to a maximum amount of 2,500,000 per individual in each fiscal year, subject to certain adjustments. In accordance with the terms of the Plan, we granted restricted stock units (“RSUs”) to certain individuals in the third quarter of 2006. The individual grants are discussed in further detail below. These RSUs include terms that link their performance to the Company’s stock price in order to encourage employees to meet specific Company performance goals related to the UK Transaction. We may or may not decide to continue to grant these types of equity awards in the future.

In addition to annual grants of incentive compensation, from time to time, the Committee may grant additional long-term incentives to recognize special contributions or recognize other special circumstances.

Recent Developments

As mentioned above, in the third quarter of 2005, the Company decided to pursue a major business opportunity in the U.K., which at that time was considered, if completed, to become a major defining event of the Company’s business future. As a result, the Committee did not set any goals or make compensation adjustments while the transaction was pending. The Committee believed that once the transaction was consummated, it would focus on meeting the following compensation goals.

First, the Company sought to put in place a comprehensive competitive compensation plan for the Company’s executives and key employees by hiring and working with a reputable consulting firm with specialized knowledge in executive compensation within the energy sector.

Second, the Committee had been aware, for quite some time, that the compensation of the Company’s executive officers was significantly below market and sought to align the base salaries of its executives and key employees with the marketplace while taking into account the major business challenges and potential of the Company. The increase in pay would also serve to provide incentives for the management team to stay with the Company and realize the embedded potential value in the UK Transaction once it has been consummated.

Compensation Consultant

In addition, due to the fact that the Company’s major efforts and resources in 2006 were focused on and devoted to the consummation of the UK Transaction, the fiscal year was also characterized by a shortage of cash at the corporate level. As a result, the Committee decided to delay the hiring of a consulting firm to help us develop the desired comprehensive compensation plan until we were comfortable that enough resources and cash were available. We reached this point during the first quarter of 2007. The Committee then hired a reputable consulting firm and received its initial report (Phase I) in April 2007. In addition, the Committee has already approved the continued engagement of the consulting firm to complete Phase II of the project that should result in a proposed structure for a comprehensive compensation plan for the executives and key employees of the Company. We expect to receive the results of Phase II late in the second quarter or early in the third quarter of 2007. The next step will be for the Committee to work closely with the consulting firm to implement its recommendations.

Compensation Adjustments

In August 2006, as the UK Transaction neared completion, the Committee took two actions to meet its compensation goals, as follows:

Base Salaries

Based on publicly available information and using the members’ own knowledge and experience, the Committee decided that it was the appropriate time to approve base salary adjustments for the following executives and key employees of the Company, to be effective September 1, 2006.

The salary of Asher Fogel, CEO, was increased approximately 67% from $180,000 to $300,000. The salary of Richard Augustine, Chief Accounting Officer, was increased approximately 11% from $135,000 to $150,000.

Given the strained cash position of the Company at the corporate level at the time of the decision, the Committee stipulated that until the Company’s cash position was restored to acceptable levels, $100,000 of Mr. Fogel’s base salary increase would be paid in the Company common stock, quarterly in arrears. Following the Committee’s satisfactory review of the cash position of the Company in February 2007, all base salaries are being paid in cash as of March 1, 2007.

It is relevant to point out that the results of Phase I of the compensation project undertaken by the compensation consulting firm that were submitted to the Committee in April 2007, indicate, based on the initial data provided, that the above mentioned adjusted base salaries are generally consistent with the market-based 50th percentile base salaries of the competitive market survey used by the consulting firm. The Committee has also been advised (though no final decisions have been made at this time) that it would be appropriate for the Company to target its executives’ and key employees’ base salaries to the median of the survey.

Incentive Compensation

The Committee is currently working with the compensation consultants to determine whether cash bonuses and long-term incentive awards for fiscal year 2006 are appropriate and, if so, in what amounts.

In the third quarter of 2006, as we neared the completion of the UK Transaction, the Committee’s objective was to provide the management team with two incentives: (a) to remain with the Company on a long-term basis and (b) to realize the embedded potential value of the Company’s common stock over the next three to four years. The Committee also sought to recognize the immense efforts and work that went into consummating this highly complicated transaction.

The Committee, based on all the information available to it related to the UK Transaction and being convinced of the potential embedded value of the project to both its stockholders and to the Company, decided to approve equity awards to the management team in the form of RSUs. The key characteristic of the granted RSUs relates to their vesting terms over an approximately three and half year period (in three equal tranches), consistent with the various phases of the UK Transaction, at trigger prices that represented a premium over the closing price of the common stock of the Company on the award date in the range of 250% to 410%. It is also stipulated that the employee must be employed by the Company at the time the RSUs vest in order to receive the shares. The RSUs were granted with these vesting terms to encourage management to achieve the embedded long-term value of the transaction to stockholders and to our Company.

The Committee determined independently the number of RSUs to be awarded to the CEO and asked for the CEO’s input as to his recommendation for the number of RSUs to be awarded to other members of the management team. The number of RSUs granted were meant to reflect each individual’s contribution to the success of the transaction.

The following RSU awards were subsequently approved by the Committee:

•	Asher Fogel, CEO 150,000

•	Richard Augustine, Chief Accounting Officer 50,000

In December 2006, Messrs. C. Greene and S. Brown resigned from the Board of Directors of the Company. Upon their resignation, Messrs. Jacob Feinstein and Robert Schneider replaced them as members of the Compensation Committee.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)		Bonus(8) ($)		Stock Awards ($)		Non-Equity Incentive Compensation ($)	All Other Compensation(9) ($)		Total ($)
Asher E. Fogel Chairman of the Board, Chief Executive Officer and President, U.S. Energy Systems, Inc.	2006	188,333		—		616,500	(3)	—	12,267	(4)	817,100

Richard J. Augustine Chief Accounting Officer, U.S. Energy Systems, Inc.	2006	137,615		—		205,500	(3)	—	14,267	(4)	357,382

Grant Emms Chief Executive Officer, UK Energy Systems Ltd.	2006	163,217	(1)	48,965	(2)	—		50,000	13,552	(5)	275,734

James Anthony Lobban Chief Operating Officer, Viking UK Gas Limited	2006	122,413	(1)	73,448	(2)	—		50,000	—		245,861

Joseph Reynolds Programme Director, UK Energy Systems Ltd.	2006	97,930	(1)	58,758	(2)	—		50,000	18,491	(5)(6)	225,179

Lawrence I. Schneider Former Chairman of the Board (7)	2006	254,291		—		—		—	—		254,291

(1)	Represents salary for the period beginning August 7, 2006, which is the date of the acquisition of the UK Assets, through December 31, 2006. Salaries are paid in pounds sterling and converted to U.S. dollars for the purposes of this table based on a conversion rate of £1.9586 as of December 31, 2006.
(2)	Contractual bonuses paid in pounds sterling and converted to U.S. dollars for the purposes of this table based on a conversion rate of £1.9586 as of December 31, 2006.
(3)	Represents the value as of the date of the grant of the restricted stock units. Mr. Fogel received restricted stock units to acquire 150,000 shares of common stock and Mr. Augustine received restricted stock units to acquire 50,000 shares of common stock. The value (i.e., the closing price of a share of US Energy common stock) on August 8, 2006, the date of issuance, was $4.11 per share. These restricted stock units vest in three equal tranches on the later of December 13, 2007 or when the average trading price for one share of US Energy’s common stock (the “Price”) is greater than $15, on the later of December 13, 2008 or when the Price is greater than $20 and on the later of December 13, 2009 or when the Price is greater than $25.
(4)	Represents contributions made by US Energy and its subsidiaries to the 401(k) plan on behalf of each person plus compensation related to automobile usage. Compensation for the reimbursement of automobile expenses is calculated based upon the specified monthly allowance or the cost of the usage of a Company owned vehicle including the lease cost and the cost of insurance.

(5)	Represents compensation related to automobile usage and the reimbursement of personal travel expenses. Compensation related to the reimbursement of automobile expenses is based upon a specified expense reimbursement allowance included in the employment agreements. Compensation related to the reimbursement of personal travel expense is the estimated costs from the contractual obligation to reimburse the employee for a specified number of trips for the employee and his family from the UK to the US. The amounts included represent estimates of annual costs prorated for the portion of the year in which they were employed by the Company.
(6)	Represents compensation related to automobile usage, the reimbursement of personal travel expenses and an allowance for the reimbursement of housing expenses consisting of rent for an apartment.
(7)	Mr. Larry Schneider resigned from the Board of Directors on December 6, 2006.
(8)	The bonuses for Messrs. Fogel and Augustine have not been calculated or approved by the Compensation Committee as of the latest practicable date.
(9)	Details of All Other Compensation includes: (a) for Mr. Fogel, $5,067 for 401(k) plan match and $7,200 for automobile allowance; (b) for Mr. Augustine, $6,043 for 401(k) plan match and $8,019 for reimbursement of automobile expenses; (c) for Mr. Emms, $9,385 for automobile allowance and $4,167 for reimbursement of personal travel expenses; and (d) for Mr. Reynolds, $4,080 for housing allowance, $8,161 for automobile allowance and $6,250 for reimbursement of personal travel expenses.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Option Awards			Stock Awards
	Number of Securities Underlying Unexercised Options (1) (#) Exercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units or Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Asher E. Fogel Chairman of the Board, Chief Executive Officer and President, U.S. Energy Systems, Inc.	150,000 80,000 70,000 450,000	1.25 2.00 2.00 3.50	8/16/15 8/16/15 8/16/15 5/03/14	75,000 150,000	(2) (3)	146,250 616,500

Richard J. Augustine Chief Accounting Officer, U.S. Energy Systems, Inc.	50,000 25,000	6.00 3.50	5/11/11 5/03/14	7,500 50,000 18,115	(2) (3) (4)	14,625 205,500 14,140

Grant Emms Chief Executive Officer, UK Energy Systems Ltd.	—	—	—	—		—

James Anthony Lobban Chief Operating Officer, Viking UK Gas Limited	—	—	—	—		—

Joseph Reynolds Programme Director, UK Energy Systems Ltd.	—	—	—	—		—

Larry Schneider Former Chairman of the Board	350,000 450,000 40,000 100,000 46,800	3.00 4.00 2.50 2.88 2.94	5/09/10 5/09/10 8/26/08 7/05/09 12/08/09	—		—

(1)	All options are vested as of December 31, 2006 with the exception of Mr. Fogel’s 80,000 options which vested in January 2007.
(2)	Vest in equal three equal annual installments at December 31, 2007, December 31, 2008 and December 31, 2009. Based on a closing market price per share of $1.95.
(3)	Vest in three equal annual installments at the later of (i) December 31, 2007 or the market price of common stock is $15/share, (ii) December 31, 2008 or the market price of common stock is $20/share and (iii) December 31, 2009 or the market price of common stock is $25/share. Based on a closing market price per share of $4.11.
(4)	Vest in two equal annual installments at August 23, 2007 and August 23, 2008. Based on a closing market price per share of $0.78.

Employment of Our Executives

The Company has employment agreements with Messrs. Fogel, Emms, Lobban and Reynolds. Mr. Fogel’s agreement was entered into in August 2005 for a two year term. The agreement renews automatically for successive one year periods unless terminated by either party on at least 90 day advance notice. The agreement stipulates that Mr. Fogel’s annual salary compensation is $180,000, subject to adjustment, and provides an allowance for automobile expenses of $600 per month. During 2006, Mr. Fogel received $33,333 of his compensation through the issuance of shares of USEY’s common stock.

Mr. Emms’ annual compensation is £200,000 and that of Mr. Lobban’s is £150,000. In addition, both contracts include the payment of an automobile reimbursement allowance. Mr. Emms’ contract also provides for the reimbursement of expenses for one round trip per year to North America for him and his family. Mr. Reynolds agreement is in effect until September 1, 2008 and provides him with an annual salary of £120,000, and the payment of an automobile reimbursement allowance. Included in Mr. Reynolds’ contract is the obligation for the Company to reimburse him for three round trips to the United States for him and his spouse. Messrs Emms, Lobban and Reynolds contract also provide for both contractual and specified milestone bonuses. Mr. Augustine is an employee at will with an annual salary of $150,000.

Mr. Larry Schneider had an employment agreement with US Energy for a term through May 2007 but the parties mutually agreed to terminate the agreement in December 2006 pursuant to a separation agreement.

In 2006, the Compensation Committee awarded RSUs to Messrs. Fogel and Augustine in order to encourage them to remain with the Company over the long term and to realize the embedded potential value of the Company over the next three to four years. The RSUs also served as an award for the consummation of the UK Transaction. The RSUs vest over an approximately three and a half year period in three equal tranches which are consistent with the various phases of the project in connection with the UK Transaction, at trigger prices which represented a premium over the closing price of the common stock of the Company on the award date in the range of 250% to 410%.

Potential Payments Upon Termination or Change-in-Control

Employment Agreements

Our employment agreement with Asher Fogel expires in August 2007. This agreement renews automatically (unless timely notice of non-renewal is given) for successive one year periods and provides for the following payment obligations by the Company upon termination: (i) in the case of disability, full compensation and other benefits net of any payments received or to be received under any disability policy provided or paid for by the Company for a period as prescribed by the agreement and (ii) in the case of voluntary resignation, medical, dental and hospitalization insurance coverage for a period as prescribed by the agreement. Mr. Fogel has also agreed not to disclose certain confidential information for a period of two years after his term of employment with the Company.

UK Energy Systems Ltd. (“UK Energy”), an indirect subsidiary of the Company, has an employment agreement with Joseph P. Reynolds, which expires in September 2008. The agreement provides for the following payments by UK Energy in the case of termination by UK Energy without cause or resignation by Mr. Reynolds for good reason: (i) any unpaid salary earned and accrued; (ii) the total remaining salary payments payable until the end of his two-year original term; and (iii) a pro rata bonus, if applicable. Mr. Reynolds has agreed not to disclose certain confidential information at any time after the termination of his employment.

UK Energy has a service agreement with Grant Emms. The agreement provides that if the company terminates Mr. Emms, the company shall pay Mr. Emms a sum equal to his basic salary and other contractual benefits for 4.5 months. The agreement also provides that if the company terminates Mr. Emms without cause, and Mr. Emms notifies the company within a specified period that he intends to relocate to North America, the company will pay for Mr. Emms’ reasonable relocation expenses, provided that relocation occurs within six months of his termination of employment.

Viking UK Gas Limited, a subsidiary of UK Energy, has a service agreement with James A. Lobban. The agreement provides that if the company terminates Mr. Lobban, the company shall pay Mr. Lobban a sum equal to his basic salary and other contractual benefits for six months.

Payment upon termination of employment contracts, calculated as if termination occurred on December 31, 2006, would be as follows:

	Termination Payments
Asher E. Fogel	$187,000
Grant Emms	147,000	(1)
Joseph P. Reynolds	431,000	(1)
James A. Lobban	147,000	(1)

(1)	Converted to U.S. dollars for purposes of this table based on a conversion rate of £1.9586 as of December 31, 2006.

Benefit Plans

Under the terms of the 2000 Executive Incentive Compensation Plan (the “2000 Plan”), upon a change in control of US Energy:

•

any option, SAR (including limited SAR), restricted stock, deferred stock, stock granted as a bonus or in lieu of another award, dividend equivalent, other stock-based award, performance award or annual incentive award carrying a right to exercise that was not previously exercisable and vested shall become fully exercisable and vested;

•	limited SARs (and other SARs if so provided by their terms) shall become exercisable for amounts, in cash, determined by reference to the change in control price;

•

the restrictions, deferral of settlement, and forfeiture conditions applicable to any other award granted under the 2000 Plan shall lapse and such awards shall be deemed fully vested as of the time of the change in control; and

•

with respect to any such outstanding award subject to achievement of performance goals and conditions under the 2000 Plan, such performance goals and other conditions will be deemed to be met if and to the extent so provided by the committee administering the 2000 Plan in the agreement relating to such award.

A “change in control” is generally defined to occur upon:

(i) approval by the stockholders of the Company of a reorganization, merger, consolidation or other form of corporate transaction, in each case, with respect to which persons who were the stockholders of the Company immediately prior to such transaction do not own more than 50% of the combined voting power of the surviving entity immediately thereafter;

(ii) a liquidation or dissolution of the Company or the sale of all or substantially all of the assets of the Company;

(ii) individuals who, as of the date on which the award is granted, constitute the board of directors cease for any reason to constitute at least a majority of the board of directors; or

(iii) the acquisition (other than from the Company) by any person of more than 50% of either the then outstanding shares of the Company’s common stock or the combined voting power of the Company’s then outstanding voting securities entitled to vote generally in the election of directors.

Payments upon a change of control, calculated as if a change of control occurred on December 31, 2006, are as follows:

Unvested Restricted Stock (1)
Asher E. Fogel	$1,161,000
Richard J. Augustine	390,178

(1)	Assumes change of control price is equal to closing market price of $5.16 on December 29, 2006.

COMPENSATION OF DIRECTORS

The following table presents the compensation received by non-employee directors in 2006:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Total ($)
Stephen Brown	47,500	5,475			52,975
Jacob Feinstein	49,000	5,475			54,475
Carl Greene	70,500	5,475			75,975
Ronny Strauss	68,500	5,475			73,975
Robert Schneider			140,028	(1)	140,027

(1)	Represents the estimated present value of 40,000 stock options with an exercise price of $4.55 per share (i.e., the grant date closing market price on Nasdaq) using the Black Scholes option pricing model.

Effective as of October 1, 2005, independent directors receive (i) a $20,000 annual retainer, (ii) $1,000 for each Board (including the board of directors of US Energy Biogas Corp., our majority owned subsidiary), audit, compensation or special committee meeting in which they participate and (iii) $500 for participating in meetings of other committees of the Board (each such committee, an “Additional Committee”) on which they serve; provided, however, that the aggregate fees payable to any director for participating in meetings on any day shall not exceed $1,000, with the exception of special committee meetings. The Chairman of the Audit Committee, the Compensation Committee and any Additional Committee receive annual retainers of $15,000, $10,000 and $2,500, respectively. Annual retainers are payable in arrears in equal quarterly installments on the last business day of the applicable calendar quarter (or any portion thereof) during which the director is serving in the capacity entitling him to such fee.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During 2006, Stephen L. Brown, Carl W. Greene, Jacob Feinstein, Ronny Strauss and Robert Schneider served on the Compensation Committee. Messrs. Brown and Greene resigned from the Board effective December 8, 2006 and December 6, 2006, respectively. Messrs. Schneider and Feinstein were appointed to the Compensation Committee on December 7, 2006.

No member of the Compensation Committee at any time during 2006 or at any other time had any relationship with us that would be required to be disclosed as a related person transaction. During 2006, none of our executive officers served on the board of directors or compensation committee of another entity one or more of whose executive officers served as a member of our Board of Directors or Compensation Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the number of shares of common stock owned as of April 30, 2007 (including shares of common stock that each person has the right to acquire by April 30, 2007) by: (i) each director, (ii) each of our executive officers, (iii) those persons known to us to beneficially own 5% or more of common stock, and (iv) all of our directors and officers as a group. As of March 31, 2007, there were 21,290,443 shares of our common stock outstanding. Unless otherwise indicated, the address of each of the beneficial owners identified below is c/o U.S. Energy Systems, Inc., 750 Lexington Avenue, New York, New York 10022.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Asher E. Fogel	785,942	(1)	2.1

Richard J. Augustine	66,060	(2)	*

Adam D. Greene	60,428	(3)	*

Grant Emms	0		*

Anthony Lobban	0		*

Joseph Reynolds	0		*

Jacob Feinstein	64,130	(4)	*

Robert Schneider	224,785	(5)	*

Ronny Strauss	56,929	(6)	*

Lawrence I. Schneider	3,864,911	(7)	9.7

Rita Schneider	3,684,911	(8)	8.6

Mark S. Brody d/b/a Financial Planning Analysts 734 Walt Whitman Road, Suite 301 Melville, NY 11747	2,781,833	(9)	7.4

Silver Point Capital Management, LLC and affiliates 2 Greenwich Plaza, 1st Floor Greenwich, CT 06830	5,588,780	(10)	14.7

All executive officers and directors as a group (9 persons)	1,258,274		3.3

*	Indicates less than 1%

(1)

Includes: (i) 10,942 shares, (ii) options to acquire 750,000 shares and (iii) vested restricted stock units convertible into 25,000 shares. Does not include non-vested restricted stock units to acquire 225,000 shares.

(2)

Includes (i) 20,444 shares of common stock owned directly, (ii) options to acquire 25,000 shares and (iii) vested restricted stock units convertible into 20,616 shares. Excludes options to acquire 50,000 shares of common stock with strike prices above market price and 75,616 shares issuable in connection with non-vested restricted stock units.

(3)

Includes (i) 7,928 shares of common stock, (ii) options to acquire 50,000 shares and (iii) vested restricted stock units convertible into 2,500 shares. Excludes 107,500 shares issuable in connection with non-vested restricted stock units.

(4)	Includes 24,130 shares of common stock and 40,000 shares of common stock issuable upon exercise of options.
(5)

Includes (i) 157,400 shares of common stock, (ii) 40,000 shares of common stock issuable upon exercise of options, (iii) 22,900 as UGMA custodian for child and (iv) 4,485 shares of common stock held by his spouse. Robert Schneider is not related to Lawrence Schneider, Henry Schneider or Rita Schneider.

(6)	Includes 16,929 shares of common stock and 40,000 shares of common stock issuable upon exercise of options.
(7)	Includes: (i) 1,345,895 shares, (ii) 1,342,216 shares owned by his spouse, Rita Schneider, and over which he disclaims beneficial ownership and (iii) options to acquire 996,800 shares.
(8)

Includes (i) 1,342,216 shares and (ii) the following securities beneficially owned by her spouse, Lawrence Schneider, and over which she disclaims beneficial ownership: (a) 1,345,895 shares and (b) options to acquire 996,800 shares.

(9)

Based on the Schedule 13G filed by such person on January 17, 2007 which reported that such person has the sole power to vote or direct the disposition with respect to 200,000 shares and shares the power to dispose or direct the disposition of 2,581,833 shares. These shares are held for discretionary accounts of certain clients. No individual interest relates to more than five percent of the shares outstanding.

(10)

Pursuant to a Schedule 13D/A filed with Silver Point Capital Management, LLC and its affiliates (“Holders”) on December 11, 2006. Filed with respect to ownership of the shares of common stock issuable upon exercise of warrants issued by the Company to the Holders in connection with a Credit Agreement entered into on August 7, 2006 between the Company, U.S. Energy Overseas Investments LLC, Silver Point Finance, LLC and the Lenders party there.

For a discussion of securities authorized for issuance under equity compensation plans, see Part II, Item 5 herein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The Company did not have any transactions since the beginning of the last fiscal year, or any currently proposed transaction, in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any related person had or will have a direct or indirect material interest.

Related-person transactions have the potential to create actual or perceived conflicts of interest. The Company has policies in place to address related-party transactions. In general, employees and directors may not be involved in a business transaction where there is a conflict of interest with the Company. For directors and officers, any waivers of the Company’s conflict of interest policy must be approved by the Board.

Director Independence

The Board has determined that the following directors are independent as defined by Nasdaq listing standards and the relevant regulations of the SEC: Jacob Feinstein, Carl Greene, Stephen Brown, Ronny Strauss and Robert Schneider. Carl Greene and Stephen Brown resigned from the Board effective December 6, 2006 and December 8, 2006, respectively.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table shows the fees billed (after applicable adjustments) for the audit and other services provided by Weiser LLP in 2006 and Eisner, LLP in 2006 and 2005. Tax fees for 2006 represent fees paid to Kostin and Company for the preparation of the 2005 annual tax returns.

	2006	2005(1)
Audit fees	$413,576	$394,046
Audit-Related fees	103,394	50,000
Tax fees	62,220	—
All other fees	—	—

Total	$579,190	$445,046

(1)

Kostin billed the Company an aggregate of $365,366 in 2005 for work on the 2004 fiscal year financial statements, consisting of $115,931 in Audit Fees and $240,435 in Tax Fees, which are not reflected in this column.

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

Pre-Approval Policy

The audit committee has not adopted any pre-approval policies and procedures and none of the services reflected above were approved by such committee through any such policy.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report.

(1) Financial Statements

See “Index to Consolidated Financial Statements” at page F-1.

(3) Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company, filed herewith.

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company. (4)

3.3	Certificate of Amendment of Certificate of Incorporation of the Company. (14)

3.4	Second Amended and Restated By-Laws of the Company, as amended through December 7, 2006. (15)

3.5	Certificate of Designation for Series B Preferred Stock of the Company. (7)

3.6	Certificate of Correction to Certificate of Designation of Series B Preferred Stock. (8)

3.7	Form of Certificate of Designation for Series C Preferred Stock of the Company. (8)

3.8	Form of Certificate of Designation for Series D Preferred Stock of the Company. (8)

4.1	Specimen Stock Certificate. (1)

4.2	Amended and Restated Plan of Recapitalization dated as of July 31, 2000 by and between the Company and the parties identified therein. (8)

4.3	Form of Series B Warrant to Purchase Common Stock. (4)

4.4	Form of Series C Redeemable Common Stock Purchase Warrant. (5)

4.5	Form of Series D Common Stock Purchase Warrant. (20)

4.6	Form of Series E Common Stock Purchase Warrant. (20)

4.7	Form of Series F Common Stock Purchase Warrant. (20)

4.8	Form of Series G Warrant to Purchase Common Stock. (20)

4.9	Form of Series H Warrant to Purchase Common Stock. (20)

4.10	Form of Series I Warrant to Purchase Common Stock. (20)

4.11	Form of Series J Common Stock Purchase Warrant, filed herewith.

4.12	Class B membership units convertible into Common Stock (a description of which is set forth in Exhibit 10.46)

10.1	1996 Stock Option Plan. (21) *

10.2	1997 Stock Option Plan. (22)*

10.3	1998 Executive Incentive Compensation Plan. (6) *

10.4	2000 Executive Incentive Compensation Plan. (6) *

10.5	2000 Executive Bonus Plan. (6) *

10.6	Description of compensation program for directors. * (16)

10.7	Form of Restricted Stock Unit Award Agreement for Directors. (13) *

10.8	Form of Restricted Stock Unit Award Agreement for Officers. (13) *

10.9	Stock Option Agreement between the Company and Lawrence Schneider with respect to 1,000,000 shares of Common Stock. (6) *

10.10	Amended and Restated Stock Option Agreement between the Company and Lawrence Schneider dated May 10, 2000 with respect to 750,000 shares of the Company Common Stock. (4) *

10.11	Employment Agreement dated as of August 17, 2005 by and between the Company and Asher Fogel. (17) *

10.12	Registration Rights Agreement, dated March 20, 1998, between the Company and Energy Systems Investors, LLC. (3)

10.13	Registration Rights Agreement dated November 28, 2000 by and among U.S. Energy Systems, Inc. and the Zapco Stockholders. (5)

10.14	Warrant Purchase Agreement dated August 7, 2006, between the Company and Kenmont Special Opportunities Master Fund, L.P.

10.15	Warrant Purchase Agreement dated August 7, 2006, between the Company and Credit Suisse Securities (USA) LLC.

Exhibit Number	Description
10.16	Warrant Purchase Agreement dated August 7, 2006, between the Company and SPCP Group, L.L.C. and SPCP Group III LLC.

10.17	Form of 2007 Subscription Agreement to purchase common stock of the Company.

10.18	Purchase Agreement, dated as of January 24, 1994, between Lehi Co-Gen Associates, L.C. and Lehi Envirosystems, Inc. (2)

10.19	Operating Agreement among Far West Capital, Inc., Suma Corporation and Lehi Envirosystems, Inc. dated January 24, 1994. (2)

10.20	Agreement among the Company, Plymouth Envirosystems, Inc., IEC Plymouth, Inc. and Independent Energy Finance Corporation dated November 16, 1994. (1)

10.21	Amended and Restated Agreement of Limited Partnership of Plymouth Cogeneration Limited Partnership between PSC Cogeneration Limited Partnership, Central Hudson Cogeneration, Inc. and Plymouth Envirosystems, Inc. dated November 1, 1994. (1)

10.22	Amended and Restated Agreement of Limited Partnership of PSC Cogeneration Limited Partnership among IEC Plymouth, Inc., Independent Energy Finance Corporation and Plymouth Envirosystems, Inc. dated December 28, 1994. (1)

10.23	Security Agreement and Financing Statement among the Company, Lehi Envirosystems, Inc., Plymouth Envirosystems, Inc. and Anchor Capital Company, LLC dated June 14, 1995, as amended. (1)

10.24	Loan and Option Agreement dated August, 1996 by and among NRG Company, LLC and Reno Energy, LLC and ART, LLC and FWC Energy, LLC, and Amendments thereto. (1)

10.25	Pledge Agreement dated as of July 31, 2000 by and between the Company and Energy Systems Investors, L.L.C. (4)

10.26	Limited Recourse Promissory Note dated July 31, 2000 issued by Energy Systems Investors, L.L.C. in favor of the Company. (4)

10.27	Performance Guaranty for Zapco Stockholders dated as November 28, 2000 of U.S. Energy Systems, Inc. (5)

10.28	Performance Guaranty of Cinergy Solutions Holding Company, Inc. dated as of November 28, 2000 (5)

10.29	Subscription Agreement dated as of November 28, 2000 by and among U.S. Energy Systems, Inc., USE Acquisition Corp. and Cinergy Energy Solutions, Inc. (5)

10.30	Stockholders Agreement dated as of November 28, 2000 by and among U.S. Energy Systems, Inc., USE Acquisition Corp. and Cinergy Energy Solutions, Inc. (5)

10.31	Indemnification Agreement dated as of November 28, 2000 by and among U.S. Energy Systems, Inc., USE Acquisition Corp. and Cinergy Energy Solutions, Inc. (5)

10.32	Standby Payment Agreement dated as of June 11, 2001 by and among U.S. Energy Systems, Inc., USE Canada Acquisition Corp. and AJG Financial Services, Inc. (9)

10.33	Agreement by and among AJG Financial Services, Inc., as agent, U.S. Energy Systems, Inc., Cinergy Energy Solutions, Inc., U.S. Energy Biogas Corp. and Tannenbaum, Helpern Syracuse & Hirschtritt LLP as escrow agent dated as of October 16, 2003. (11)

10.34	Escrow letter by and among, Tannenbaum, Halpern escrow agent, AJG Financial Services, Inc., as agent, Cinergy Energy, U.S. Energy Systems, Inc., USE Acquisition Corp., Cinergy Energy Solutions, Inc. and Tannenbaum, Helpern Syracuse & Hirschtritt LLP as escrow agent. (11)

10.35	Amended and Restated Subordinated Note from U.S. Energy Biogas Corp. to AJG Financial Services, Inc. (11)

10.36	Purchase Agreement dated September 30, 2004 among AJG Financial Services, Inc. and U.S. Energy Biogas Corp. (13)

10.37	Assignment Agreement dated September 30, 2004 among AJG Financial Services, Inc. and U.S. Energy Biogas Corp. (13)

10.38	Loan Agreement dated as of November 3, 2003 among Scandinavian Energy Finance Ltd. and EIC Electricity SA. (11)

10.39	Amendment to Note Purchase Agreement dated as of April 8, 2004 by and between U.S. Energy Biogas Corp., Avon Energy Partners, LLC and the other parties identified therein. (12)

Exhibit Number	Description
10.40	Amendment dated April 8, 2004 among BMC Energy LLC, Countryside Canada Power Inc. and the other parties identified therein to the (i) Security Agreement dated as of May 2, 2001 among BMC Energy LLC, Countryside Canada Power Inc. (as successor to AJG Financial Services, Inc.) and the other parties identified therein and (ii) Cash Collateral Pledge and Security Agreement dated as of April 30, 2001 among BMC Energy, LLC, Countryside Canada Power Inc. (as successor to ABB Energy Capital, LLC) and the other parties identified therein (12)

10.41	Agreement dated as of October 7, 2005 by and between the Company, Marathon Capital LLC and VTEX Energy Inc. (17)

10.42	Stock Purchase Agreement, dated as of November 28, 2006 by and between DEGS Biogas, Inc. and U.S. Energy Systems, Inc. (19)

10.43	First Lien Credit Agreement, dated as of August 7, 2006, among GBGH, LLC, the lenders party thereto, Credit Suisse, Cayman Islands Branch, as First Lien Collateral Agent and First Lien Administrative Agent, and Credit Suisse Securities (USA) LLC, as Sole Lead Arranger and Sole Bookrunner. (20)

10.44	Second Lien Credit Agreement, dated as of August 7, 2006, among GBGH, LLC, the lenders party thereto, Credit Suisse, Cayman Islands Branch, as Second Lien Collateral Agent and Second Lien Administrative Agent, Credit Suisse Securities (USA) LLC, as Sole Lead Arranger and Sole Bookrunner. (20)

10.45	Equity Support Agreement, dated as of August 7, 2006, among U.S. Energy Systems, Inc., GBGH, LLC and Credit Suisse. (20)

10.46	Credit and Guaranty Agreement, dated as of August 7, 2006, among U.S. Energy Overseas Investments LLC, U.S. Energy Systems, Inc., various lenders and Silver Point Finance, LLC, as Administrative Agent, Collateral Agent, Syndication Agent and Lead Arranger. (20)

10.47	Second Amended and Restated Limited Liability Company Agreement, dated August 3, 2006, with respect to GBGH, LLC between US Energy Overseas Investments LLC and Marathon Capital Holdings (UK), LLC. (20)

10.48	Amended and Restated Limited Liability Company Agreement, dated May 22, 2006, with respect to US Energy Overseas Investments LLC between U.S. Energy Systems, Inc. and VTEX Energy Inc. (20)

10.49	Amendment No. 1 to the Amended and Restated Limited Liability Company Agreement, dated as of August 1, 2006, with respect to US Energy Overseas Investments LLC, between U.S. Energy Systems, Inc. and VTEX Energy Inc. (20)

10.50	Service Agreement, dated August 2006 between Viking UK Gas Limited and Anthony Lobban

10.51	Service Agreement, dated August 7, 2006 between UK Energy Systems Limited and Grant Emms

10.52	Employment Agreement, dated September 1, 2006 between UK Energy Systems, Ltd and Joseph P. Reynolds

16.1	Letter from Eisner, LLP dated June 19, 2006. (18)

23.1	Consent of Weiser, LLP.

23.2	Consent of Eisner LLP.

23.3	Consent of Kostin and Company.

31.1	Rule 13a-14(a)/15d-14(a) certifications.

31.2	Rule 13a-14(a)/15d-14(a) certifications.

32.1	Section 1350 certification.

*	Management contract or compensatory plan or arrangement
(1)	Incorporated by reference to the Company’s Registration Statement on Form SB-2 (File No. 333-94612).
(2)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended January 31, 1994.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 26, 1998.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended July 31, 2000.
(5)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarter ended October 31, 2000.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K dated May 4, 2000.
(7)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended January 31, 1999.
(8)	Incorporated by reference to the Company’s Report on Form 10-KSB for the period ended December 31, 2000.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K dated June 11, 2001.

(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2002.
(11)	Incorporated by reference to the Company’s Report on Form 10-K for the period ended December 31, 2003, as amended.
(12)	Incorporated by reference to the Company’s Report on Form 10-Q for the period ended March 31, 2004.
(13)	Incorporated by reference to the Company’s Report on Form 10-Q for the period ended September 30, 2004.
(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 30, 2006.
(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 12, 2006.
(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2005.
(17)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.
(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 19, 2006.
(19)	Incorporated by reference to the Company’s Current Report on Form 8-K dated November 28, 2006.
(20)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2006, as amended.
(21)	Incorporated by reference to the Company’s Annual Report on Form 10-KSB for the year ended January 31, 1997.
(22)	Incorporated by reference to the Company’s Registration Statement on Form S-8 (File No. 333-31030).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. ENERGY SYSTEMS, INC.

REGISTRANT

By:	/s/ Asher E. Fogel
Asher E. Fogel,
Chief Executive Officer and President
June 8, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Jacob Feinstein	June 8, 2007
Jacob Feinstein,
Director

/s/ Robert Schneider	June 8, 2007
Robert Schneider,
Director

/s/ Ronny Strauss
Ronny Strauss,	June 8, 2007
Director

/s/ Asher E. Fogel
Asher E. Fogel,	June 8, 2007
Chief Executive Officer, President and Director

/s/ Richard J. Augustine
Richard J. Augustine,	June 8, 2007
Chief Accounting Officer and Controller

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of U.S. Energy Systems, Inc.

We have audited the accompanying consolidated balance sheet of U.S. Energy Systems, Inc. and subsidiaries as of December 31, 2006 and the related consolidated statements of operations and other comprehensive loss, cash flows and changes in stockholders’ equity for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of U.S. Energy Systems, Inc. and subsidiaries as of December 31, 2006, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A (1) to the consolidated financial statements, the Company has a working capital deficiency and has experienced continuing operating losses. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note A (1). The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note A (11) to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment”, applying the modified prospective method at the beginning of the year ended December 31, 2006. Also, as discussed in Note C to the consolidated financial statements, the Company changed its method of evaluating misstatements effective for fiscal years ended after November 15, 2006, to conform to Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”

/s/ Weiser LLP

New York, New York

June 7, 2007

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

/s/ Eisner LLP

March 31, 2006

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

U.S. Energy Systems, Inc.

New York, New York

We have audited the accompanying consolidated statement of operations, stockholders equity and cash flows of U.S. Energy Systems, Inc. and subsidiaries as of December 31, 2004 and the related consolidated statements of operations and other comprehensive income (loss), changes in stockholders’ equity and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of their operation and their consolidated cash flows for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ Kostin, Ruffkess & Company, LLC

Farmington, Connecticut

March 31, 2005

Except as to the restatement discussed in Note Y to the consolidated financial statement which is as of May 23, 2005.

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and Cash Equivalents	$3,873	$11,301
Restricted Cash and Marketable Securities	35,047	5,501
Accounts Receivable Trade (less allowance for doubtful accounts of $159 and $888 in 2006 and 2005, respectively)	6,152	2,198
Accounts Receivable Affiliates (less allowance for doubtful accounts of $511 in 2006 and 2005)	1,736	2,789
Notes and Interest Receivable, Current Portion (less reserve of $739 in 2006)	1,109	1,976
Other Current Assets	3,346	1,633

Total Current Assets	51,263	25,398

Restricted Cash and Marketable Securities	56,329	26,429
Property, Plant and Equipment, Net	48,437	40,306
Gas Property and Equipment, Depleting	85,886	—
Gas Property and Equipment, Non-Depleting	5,427	—
Construction in Progress	200	198
Notes and Interest Receivable, less Current Portion (less reserve of $2,856 in 2006)	13,824	22,088
Investments	1,385	1,234
Debt Issuance Costs, Net of Accumulated Amortization	9,685	10,476
Goodwill	26,618	26,618
Derivative Instruments	23,823	1,860
Deferred Tax Asset - Net	14,138	13,878
Other Assets	9,915	544

Total Assets	$346,930	$169,029

LIABILITIES
Current Liabilities:
Current Portion of Long-Term Debt	$33,000	$1,879
Illinois Subsidy Liability - Current Portion	5,250	—
Accounts Payable Trade and Accrued Expenses	12,517	4,083
Accounts Payable Affiliates	1,530	1,091
Deferred Revenue	51	272

Total Current Liabilities	52,348	7,325

Long-Term Debt, less Current Portion	192,126	87,282
Deferred Revenue	13,486	16,224
Deferred Royalty	—	5,379
Illinois Subsidy Liability, less current portion	32,234	31,678
Derivative Instruments	978	—
Decommissioning Liability	6,273	—

Total Liabilities	297,445	147,888

Minority Interests	18,005	4,968

See notes to consolidated financial statements

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

(In thousands, except share amounts)

	December 31, 2006	December 31, 2005
EQUITY
Preferred Stock, $.01 par value, Authorized 10,000 Shares:
Series B, Cumulative, Convertible, Issued and Outstanding 241 and 368 Shares as of December 31, 2006 and December 31, 2005, liquidation preference $1,000 per share	—	—
Series C Cumulative, Convertible, Issued and Outstanding 24,067 and 97,333 Shares as of December 31, 2006 and December 31, 2005, liquidation preference $30 per share	—	1
Series D, Cumulative, Convertible, Issued and Outstanding 0 shares as of December 31, 2006 and 916,666 Shares as of December 31, 2005	—	9

Total Common Stock, $.01 par value, Authorized 75,000,000 Shares, issued 18,065,579 and, outstanding 17,622,316 as of December 31, 2006 and issued 13,487,372 and outstanding 13,044,109 as of December 31, 2005	181	135
Treasury Stock, at Cost – 443,263 Shares	(2,204)	(2,204)
Additional Paid-in Capital	101,007	62,583
Accumulated Deficit	(73,275)	(46,528)
Accumulated Other Comprehensive Income	5,771	2,177

Total Stockholders’ Equity	31,480	16,173

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$346,930	$169,029

See notes to consolidated financial statements

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(In thousands, except share data)

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
Revenues	$21,244	$19,620	$20,108

Costs and Expenses:
Operating Expenses	13,260	9,721	9,646
General and Administrative Expenses	9,367	6,399	3,241
Depreciation and Amortization	6,249	4,611	4,279
Investment Write-Offs	—	—	7,089
Income from Joint Ventures	(111)	(310)	(118)

Total Costs and Expenses	28,765	20,421	24,137

Loss from Operations	(7,521)	(801)	(4,029)
Interest and Dividend Income	3,894	3,452	2,828
Foreign Currency Transaction Expense	(2,536)	(2,775)	(6,989)
Gain on Derivatives	2,756	—	—
Interest Expense	(22,971)	(10,800)	(9,443)
Transaction costs	—	—	(13,858)
Other (Expense) Income	(2,490)	997	2,641

Loss before Reorganization Expense, Taxes, Minority Interest and Disposal of a Segment	(28,868)	(9,927)	(28,850)

Reorganization Expense - Legal Fees	(1,369)	—	—

Loss Before Income Taxes, Minority Interest and Disposal of a Segment	(30,237)	(9,927)	(28,850)

Income Tax (Expense) Benefit	(21)	(870)	6,694
Minority Interest	2,684	1,181	5,857

Loss from Continuing Operations	(27,574)	(9,616)	(16,299)
Income from Discontinued Operations	—	—	495
Gain on Disposal of a Segment	—	150	6,560

Net Loss	(27,574)	(9,466)	(9,244)
Dividends on Preferred Stock	(261)	(826)	(828)

Net Loss Applicable to Common Stock	$(27,835)	$(10,292)	$(10,072)

Other Comprehensive Loss:
Net Loss	$(27,574)	$(9,466)	$(9,244)
Unrealized Gain	589	167	1,588
Foreign Currency Translation	3,832	—	—

Total Comprehensive Loss	$(23,153)	$(9,299)	$(7,656)

See notes to consolidated financial statements

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS (continued)

(In thousands, except share data)

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
NET LOSS PER SHARE OF COMMON STOCK:
Net Loss per Share from Continuing Operations - Basic and Diluted	$(1.72)	$(0.85)	$(1.44)
Net Income per Share - Discontinued Operations - Basic and Diluted	$—	$—	$0.04

Net Income per Share - Gain on Disposal of a Segment – Basic and Diluted	$—	$0.02	$0.55

Net Loss per Share of Common Stock – Basic and Diluted	$(1.72)	$(0.83)	$(0.85)

Weighted Average Number of Common Shares Outstanding – Basic and Diluted	16,204,000	12,356,000	11,890,000

See notes to consolidated financial statements

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,574)	$(9,466)	$(9,244)

Adjustments to Reconcile Net Loss to net cash (used in) provided by operating activities:
Depreciation and Amortization	6,249	4,611	4,279
Gain on Derivatives	(2,756)	—	—
Reserve Against Notes Receivable	3,595	—	—
Gain on Sale of Subsidiary	—	(150)	1,384
Minority Interest	(2,472)	(1,181)	(1,734)
Foreign Currency Transaction Expense	2,536	2,775	7,293
Deferred Taxes	(60)	727	3,287
Provision for Bad Debts	(715)	1,353	—
Stock Based Compensation	2,602	360	—
Income from Joint Ventures	(111)	(310)	—
Non-Cash Interest Expense	3,514	—	—
Changes in:
Accounts Receivable, Trade	(1,500)	(1,473)	4,247
Foreign Currency Hedge	—	614	(2,414)
Other Current Assets	(1,310)	6	2,025
Other Assets	439	(535)	249
Accounts Payable and Accrued Expenses	4,003	1,113	(1,829)
Deferred Royalty	—	(307)	(314)
Deferred Revenue	(493)	(601)	(14,515)
Illinois Subsidy Liability	5,806	5,332	5,694
Decommissioning Liability	6,273	—	—

Net cash flows (used in) provided by Operating Activities	(1,974)	2,868	(1,592)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits to Restricted Cash	(1,263)	(2,209)	(10,317)
Deposits to Restricted Cash-Capital Expansion – UK	(39,840)	—	—
Acquisition/Capital Improvements UK Operations	(81,052)	—	—
Proceeds from Sale of Subsidiary	—	—	15,885
Proceeds from Notes Receivable	641	1,969	2,378
Purchase of Investments	(41)	(124)	—
Purchase of Derivatives	(21,047)	—	—
Debt Issuance Costs	(7,455)	—	—
Acquisition of Equipment	(7,796)	(2,225)	(1,384)
Goodwill	—	—	(401)

Net cash (used in) provided by Investing Activities	(157,853)	(2,589)	6,161

See notes to consolidated financial statements

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(in thousands)

	Year Ended December 31, 2006	Year Ended December 31, 2005	Year Ended December 31, 2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of Long-term Debt	166,335	—	81,430
Payments of Long-term Debt	(1,265)	(1,373)	(66,039)
Effect of Exchange Rates of Principal Payments	—	(60)	—
Deposits to Restricted Cash	(16,489)	—	—
Proceeds from Subsidiary Issuance of Ownership Interests	3,343	(1,696)	—
Debt Prepayment Penalties	—	—	(9,531)
Gain on Acquisition of Debt	—	—	(2,729)
Deferred Royalty	—	—	6,000
Dividends on Preferred Stock	(261)	(826)	(828)
Proceeds from Exercise of Options	211	—	—
Distributions	—	(1,005)	—
Advance from Joint Ventures	—	—	(100)

Net cash provided by (used in) Financing Activities	151,874	(4,960)	8,203

Effect of Exchange Rate
Changes on Cash and Cash Equivalents	525	—	—

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,428)	(4,681)	12,772

CASH AND CASH EQUIVALENTS – BEGINNING OF YEAR	11,301	15,982	3,210

CASH AND CASH EQUIVALENTS – END OF YEAR	$3,873	$11,301	$15,982

Supplemental Disclosure of Cash Flow Information:
Cash paid for Interest	$18,376	$8,677	$7,445
State Taxes Paid, net	188	109	240

Supplemental Schedule of Non-cash Investing & Financing Activities

Gain on Acquisition of Debt	—	—	2,728

Contingent Note Receivable	—	—	2,502

Conversion of Preferred Stock to Common Stock	10	9	—

Non Cash Component of UK Acquisition Price	15,433	—	—

Non Cash Component of UK Debt Issuance Costs	34,081	—	—

See notes to consolidated financial statements

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2006

(in thousands, except share data)

	Preferred Stock Series B		Preferred Stock Series C		Preferred Stock Series D		Common Stock		Treasury Stock
	No. of Shares	Amount	No. of Shares	Amount	No. of Shares	Amount	No. of Shares	Amount	No. of Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance –December 31, 2005	368	$—	97,333	$1	916,666	$9	13,487,372	$135	(443,263)	$(2,204)	$62,583	$2,177	$(46,528)	$16,173
Conversion to Common	(127)	—	(73,266)	(1)	(916,666)	$(9)	4,287,817				(33)			(43)
Issuance of Common Stock							290,390	46			172			218
Issuance of Warrants											36,014			36,014
Stock Based Compensation											2,602			2,602
Foreign Currency Translation												3,832		3,832
Distributions											(70)			(70)
Cumulative Effect of Adoption of SAB 108												(827)	827	—
Net Loss for the year ended December 31, 2006													(27,574)	(27,574)
Unrealized Gain												589		589
Dividends on Preferred Stock:
Series B											(31)			(31)
Series C											(106)			(106)
Series D											(124)			(124)

Balance – December 31, 2006	241	$—	24,067	$—	—	$—	18,065,579	$181	(443,263)	$(2,204)	$101,007	$5,771	$(73,275)	$31,480

See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2005

(in thousands, except share data)

	Preferred Stock Series B		Preferred Stock Series C		Preferred Stock Series D		Common Stock		Treasury Stock
	No. of Shares	Amount	No. of Shares	Amount	No. of Shares	Amount	No. of Shares	Amount	No. of Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance – December 31, 2004 Restated (Note Y)	368	$—	97,333	$1	1,138,888	$11	12,333,974	$123	(443,263)	$(2,204)	$64,063	$2,010	$(37,062)	$26,942
Conversion to Common					(222,222)	(2)	888,888	9			(7)			—
Issuance of Common Stock							185,210	2			198			200
Restricted Stock Vesting							79,300	1			159			160
Other Comprehensive Income/(Loss)												167		167
Distributions											(1,005)			(1,005)
Net Loss for the year ended December 31, 2005													(9,466)	(9,466)
Dividends on Preferred Stock:
Series B											(30)			(30)
Series C											(180)			(180)
Series D											(615)			(615)

Balance – December 31, 2005	368	$—	97,333	$1	916,666	$9	13,487,372	$135	(443,263)	$(2,204)	$62,583	$2,177	$(46,528)	$16,173

See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2004

(in thousands, except share data)

	Preferred Stock Series B		Preferred Stock Series C		Preferred Stock Series D		Common Stock		Treasury Stock
	No. of Shares	Amount	No. of Shares	Amount	No. of Shares	Amount	No. of Shares	Amount	No. of Shares	Amount	Additional Paid in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total
Balance – December 31, 2003 as previously reported	368	$—	97,333	$1	1,138,888	$11	12,333,974	$123	(443,263)	$(2,204)	$64,891	$422	$(27,818)	$35,426
Issuance of Common Stock
Other Comprehensive Income/(Loss)												1,588		1,588
Treasury Stock
Net Loss for the year ended December 31, 2004													(9,244)	(9,244)
Dividends on Preferred Stock:
Series B											(33)			(33)
Series C											(180)			(180)
Series D											(615)			(615)

Balance December 31, 2004	368	$—	97,333	$1	1,138,888	$11	12,333,974	$123	(443,263)	$(2,204)	$64,063	$2,010	$(37,062)	$26,942

See notes to consolidated financial statements

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

NOTE A — SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies followed in the preparation of the consolidated financial statements are as follows:

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

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has continuing operating losses and a working capital deficit. Based on the Company’s estimates of cash requirements, the Company expects that the $375,000 of unrestricted cash held directly by the Company, exclusive of cash held by the Company’s subsidiaries which is restricted for use by only the subsidiary for its operating purposes (see Notes E and K) by their respective financing arrangements, at December 31, 2006 is insufficient to fund the Company’s operations for the next year and will necessitate additional cash funding no later than the third quarter of 2007 to continue its operations. As discussed in Note X, during the first five months of 2007, the Company (i) raised $6,400,000 from the sale of 1,280,000 shares of its common stock at a price of $5.00 per share, exclusive of warrants (from this amount $1,700,000 was required to be paid to Silver Point Capital as a paydown of their loan related to the UK acquisition, (ii) had owners of 1,632,000 options to acquire the Company’s common stock exercise those options and received proceeds from the exercise of the options of $5,100,000, and (iii) refinanced USEB’s debt to emerge from bankruptcy proceedings. Management believes that these transactions will provide the Company with sufficient working capital to sustain operations for the future. However, management cannot assure that such financing will be available or, if available, on terms acceptable to management.

USEB Chapter 11 Filing - On November 29, 2006, USEB and certain of its subsidiaries filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the Southern District of New York in order to facilitate the restructuring of its capital structure particularly related to its debt with Countryside Power Income Fund (“Countryside”). At the time of the filing, USEB was current in its payment of all principal and interest and did not have any monetary defaults under the loan agreements. The USEB Chapter 11 case number is 06-12827(RDD). USEB emerged from bankruptcy on May 31, 2007.

On January 16, 2007, USEB announced that it reached an agreement with Countryside concerning the principal issue in the case, the restructuring of the Countryside debt obligations. The agreement, which was subsequently approved by the Court, allowed Countryside a US$99,000,000 secured claim. The claim is the only allowed claim that Countryside had in the Chapter 11 case and Countryside agreed to forgo any claims related to USEB’s April 8, 2004 Royalty Agreement with Countryside, any fees incurred by Countryside pertaining to the case, all accrued but unpaid interest through January 31, 2007 and any claims against the Company under the April 8, 2004 Development Agreement between USEY and Countryside. The Company made a US$3,000,000 payment against the secured claim in January 2007 and a US$30,000,000 payment in March 2007. The remaining outstanding principal of US$66,000,000 was deemed over secured for purposes of adequate protection and the use of cash collateral in the bankruptcy case and bore interest at a rate of 10% per annum (down from 11% per the original loan agreement) payable monthly in US dollars to Countryside. The final installment against the secured claim was paid on May 31, 2007. Mutual general releases have been exchanged among the parties involved and will cover certain individuals affiliated with the Fund who have been threatened with lawsuits arising out of their prior employment by the Company.

The components of the secured claim were as follows:

Description	US Dollars
Principal	$90,168,000
Interest through January 31, 2007	2,473,000
Royalty Agreement	5,869,000
Expenses	490,000
USEY Development Agreement	—

Totals	$99,000,000

This obligation was paid in full on May 31, 2007, as noted below.

        On March 19, 2007, USEB announced that it reached an agreement with the State of Illinois and the Illinois Commerce Commission (the “ICC”) resolving the principal remaining outstanding issue in the Chapter 11 case. The agreement, which was approved by the Court, provided that the ICC would not pursue repayment of approximately $63,000,000 in interest-free loans provided to certain of USEB’s landfill gas to energy projects under the Illinois Retail Rate Program. In return, USEB or its subsidiaries would pay the ICC $5,250,000 on the effective date of USEB’s Plan of Reorganization but no later than May 31, 2007 and would withdraw its 10 operating projects from participation in the program by the effective date but no later than May 31, 2007. If USEB failed to pay the ICC by May 31, 2007, none of the terms of the agreement would be effective or enforceable and the ICC will reinstate its claim for all funds due. The funds paid to the ICC included the establishment of a $250,000 escrow reserve account that will be utilized to pay any and all rate adjustment claims, up to a $250,000 limit, for a period of six months immediately following effective date. USEB is currently executing plans to sell its electricity output from the 10 Illinois projects to other customers outside of the Illinois Retail Rate Program. The Company is working with energy brokers and consultants to identify the optimum market for the energy and to execute power sales contracts. It is not anticipated that changes in rates from the exiting of the Illinois Retail Rate Program and the entering into new contracts will have a significant adverse effect on the Company’s revenues.

On May 31, 2007, USEB completed is plan of reorganization through the obtaining of $80,000,000 in secured financing. The funds from the financing were utilized to repay Countryside its remaining $66,000,000 in debt, pay the Illinois Commerce Commission $5,250,000 per the terms of its settlement agreement with USEB, pay all undisputed, unsecured vendor claims and to establish various reserve accounts to be utilized for future capital expenditures, disputed unsecured vendor claims and other potential future claims. See Note K.

In connection with the USEB bankruptcy, all claims were settled at their pre-petition recorded amounts except the obligation related to the Illinois Subsidy Liability. Such amount was settled for $5,250,000 which is approximately $32,234,000 below the recorded amount as of December 31, 2006.

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(2) Foreign Currency Translation. The Company’s Foreign Currency activity relates to the translation to U.S. dollars from the Canadian dollar and the British Pound. USEB’s debt with the Countryside Power Income Fund and its subsidiaries (the “Countryside Debt”) was denominated in Canadian dollars through November 28, 2006 when the exchange rate was fixed through the May 31, 2007 repayment date. The functional currency of the Company’s UK operations is British Pounds. The Company applies the Statement of Financial Accounting Standards No. 52, Foreign Currency Translation, as amended (“SFAS No. 52”) and Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”), in the accounting treatment of the debt and the swap arrangements.

(3) Gain Recognition on Installment Note. USEB has a $14,000,000 installment note receivable related to the sale of certain ownership interests in project entities. The Company recognizes gains associated with the note as principal payments are received, as such principal payments are dependent upon future operations of the assets sold.

(4) Statement of Cash Flows and Cash Equivalents. For purposes of reporting cash flows, cash and cash equivalents include cash on hand and investments in debt instruments with maturities of three months or less at the time of purchase. All carrying amounts approximate fair value.

(5) Property, Plant and Equipment. Property, plant and equipment is stated at cost and is depreciated using the straight-line method over their estimated useful lives ranging from three to 40 years with the power generation plants between 3 to 25 years.

(6) Goodwill. Goodwill represents the excess of the cost of acquired companies over the fair value of their tangible and identified intangible net assets acquired. Goodwill is evaluated at least annually considering, among other factors, expected cash flows and profits of the business to which the goodwill relates. More specifically, the Company performed a discounted cash flow analysis using a risk adjusted rate of return, commensurate with specific business or asset characteristics and potential business opportunities for the investment as of September 30, 2006. Significant estimates utilized in the discounted cash flow analysis include the amount of landfill gas available for power generation, the rate paid for the power generation and the investment yields on the investment of reserve accounts. Changes in the actual results compared to these estimates would effect the valuation of goodwill.

Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), requires goodwill to be assessed for impairment at least annually by applying a fair-value-based test applied at the “reporting unit” level. An annual impairment test of the goodwill asset resulting from the acquisition of USEB was performed with no resulting change in the valuation required. The Company performs goodwill impairment tests annually or when circumstances indicate that the fair value of a reporting unit has declined. In addition, the Company reassessed the carrying value of its recorded goodwill as the result of the USEB bankruptcy filing. Based upon this assessment, management has determined that no impairment should have been recorded.

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Goodwill at December 31, 2006 and 2005 is net of amortization of $592. Amortization ceased with the adoption of SFAS No. 142.

(7) Per Share Data: Net Loss per share is computed by dividing income available to common stockholders by the weighted average number of common stock outstanding during the period. In arriving at income available to common stockholders, preferred stock dividends have been deducted.

(8) Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates are used in the valuation of Goodwill, Deferred Tax Assets, the Allowance for Doubtful Accounts, the long-lived assets and the application of Statement of Accounting Financial Standards No. 141, Business Combination (“FAS141”) in accounting for the entire UK Transaction. Estimates of gas production, investment returns on reserve accounts, inflation and energy rates are used in the valuation of these items. Estimates are also utilized in the determination of future costs for the decommission liability related to the UK operations. Actual results may differ from the estimates used thereby affecting the future valuation of the items.

(9) Fair Values of Financial Instruments. The estimated fair value of financial instruments has been determined based on available market information and appropriate valuation methodologies. The carrying amounts of cash, accounts receivable, other current assets, accounts payable and accrued expenses payable approximate fair value at December 31, 2006 and 2005 because of the short maturity of these financial instruments. The carrying value of the notes receivable and long term debt approximate fair value, since interest rates approximate market rates for these types of instruments. The fair value estimates were based on information available to management as of December 31, 2006 and 2005. If subsequent circumstances indicate that a decline in the fair market value of a financial asset is other than temporary, the financial instrument is written down to its fair market value.

(10) Impairment of Long-Lived Assets. Long-lived assets, such as property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized in the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of would be separately presented in the balance sheet and reported at the lower of the carrying amount or the fair value less costs to sell, and are no longer depreciated. The assets and liabilities of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the financial statements. There was no impairment of assets in 2006, 2005 or 2004.

(11) Stock-Based Compensation. Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”) which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services, including employee services. These transactions include the issuance of stock options and restricted stock units to employees. As the result of the adoption of SFAS 123R, the Company recorded a charge of $1,668,000 in the year ended December 31, 2006, representing the effect on the loss from operations and the net loss applicable to common stock. The impact of the adoption of SFAS 123R increased the basic and diluted net loss per share by $0.10.

For the fiscal years 2005 and 2004, the Company applied the intrinsic value method pursuant to APB Opinion No. 25 in accounting for its equity compensation plans. Accordingly, no compensation expenses have been recognized in the financial statements for the years ended December 31, 2005 and 2004. Had the Company determined compensation expenses based on the fair value at the grant date for its equity instruments under SFAS 123R, and amortized such expense over the vesting period, the Company’s net loss for the years ended December 31, 2005 and 2004 would have increased as indicated below:

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(in thousands, except share data)

	2005	2004
Reported Net Loss applicable to common stock	$(10,292)	$(10,072)

Stock-Based Employee Compensation Included in Reported Net Income, net of tax	160	—

Stock-Based Employee Compensation Determined Under the Fair Value Based Method, net of tax	(2,356)	(274)

Pro Forma Net Loss applicable to common stock	$(12,488)	$(10,346)

Basic and Diluted Loss Per Share:
As Reported	$(0.83)	$(0.85)
Pro Forma	$(1.01)	$(0.87)

The weighted average fair value of options granted in 2006, 2005, and 2004 was approximately $2.85, $1.08, and $0.21, respectively, using the Black-Scholes options-pricing model with the following assumptions:

	2006	2005	2004
Risk Free Interest Rate	4.625%	4.77%	4.20%
Expected Option Life in Years	5.00	8.50	10.00
Expected Stock Price Volatility	0.77	0.45	0.26
Expected Dividend Yield	0.00%	0.00%	0.00%

(12) Concentration of Credit Risk. A significant portion of the Company’s revenues are derived from investment grade utilities, and government and industrial customers. They have contracted with the Company to purchase energy over various terms. The concentration of credit with investment grade customers reduces the Company’s overall credit exposure. The Company received approximately 33% of its 2006 revenues from one Illinois utility, Commonwealth Edison in 2006. For 2005 and 2004, the Company received approximately 39% and 42%, respectively, of its revenues from Commonwealth Edison.

The Company maintains demand deposits in excess of $100,000 with individual banks. The Federal Deposit Insurance Corporation does not insure amounts in excess of $100,000.

(13) Debt Issuance Costs. For 2006, 2005 and 2004, amortization expense related to USEB’s debt with Countryside was $791,000, $791,000 and $670,000, respectively.

(14) Deferred Revenues. Deferred revenues primarily represent gains to be recognized from the sale of the Company’s limited partnership interests in certain partnerships, further described in Note H. The majority of the proceeds from the sale are to be paid in installments, the amount of which will be determined by production and the value of benefits received by the purchasers; therefore, the gain will be recognized as payments are received.

(15) Income Taxes. Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income (loss) in the period that includes the enactment date.

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(16) Revenue Recognition. Revenues are recognized upon delivery of energy or service. The energy rates the Company collects fluctuates with rates approved for use by utilities and municipalities local to the respective project. These rates may be estimates that are reconciled annually. Any difference between the estimated rate and the actual rate may apply to the previous twelve month period based on the effective date of the power purchase agreement. The adjustment, if any, is booked in the period it is determined. Revenue related to the Illinois subsidy received by certain USEB projects is accounted for reporting purposes in a manner similar to an original issue discount whereby the amount to be repaid in the future is discounted to its net present value and the discount is amortized (as interest expense) over the ten-year period until repayment begins. See Note X.

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

(18) Investments in Derivatives. The Company holds derivative financial instruments for the sole purpose of hedging the risk of identifiable transactions. The types of risks hedged are those relating to changes in foreign currency exchange rates, the price of electricity and gas for the UK Assets and fluctuations in interest rates associated with the UK debt, the variability of which impacts future earnings and cash flows. Changes in the fair value of derivatives are recorded each period as Unrealized Gains/Losses on Derivatives in the Statement of Operations.

(19) Accounts Receivable. Accounts receivable consist of trade receivables recorded at original invoice amount, less an estimated allowance for uncollectible accounts. Trade credit is generally extended on a short-term basis and does not bear interest. Trade receivables are periodically evaluated for collectibility based upon the customer. Changes in the estimated collectibility of trade receivables are recorded in the results of operations for the period in which the estimate is revised. Trade receivables that are deemed uncollectible are offset against the allowance for uncollectible accounts. The Company generally does not require collateral for trade receivables.

(20) Decommissioning Liability. The Company accounts for asset retirement obligations as Decommissioning Liabilities. The liability is recorded, as required by FAS No. 143, Accounting for Asset Retirement Obligations and FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, for the fair value of obligations associated with long-lived assets in the period in which a retirement obligation is incurred. In addition, the fair value of any legally required material conditional asset retirement obligations is recorded if the liability can be reasonably estimated. The Company capitalizes asset retirement costs as part of the carrying amount of the long-lived assets. All of the costs included in the Decommission Liability pertain to the UK assets.

NOTE B — SUBSIDIARIES AND AFFILIATES

(1) U.S. Energy Biogas Corp. (“USEB”). On May 11, 2001 the Company, together with DEGS Biogas Inc. (formerly Cinergy Energy Solutions, Inc., (“DEGS”)), acquired through a merger, Zahren Alternative Power Corporation (“Zapco”), and renamed such entity U.S. Energy Biogas Corp. The Company owned 54.26% and Cinergy Energy, a wholly-owned subsidiary of Cinergy Corp. (“Cinergy”), owned 45.74% of USEB. On November 28, 2006, the Company acquired Cinergy’s 45.74% ownership interest in USEB and currently owns 100% of USEB.

In connection with this transaction, the Company forgave a receivable in the amount of $2,428,000 owed from Cinergy and recorded a liability of $633,000 resulting from negative goodwill recorded to the extent of contingent obligations. At the date of the acquisition, the recorded value of the minority interest to Cinergy was eliminated.

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

On November 28, 2006, the Company entered into a Stock Purchase Agreement with DEGS pursuant to which the Company acquired the remaining outstanding 4,574 shares of the Class B Common Stock of USEB from DEGS (the “DEGS Shares”). The Company now owns 100% of the outstanding stock of USEB.

The carrying value of the minority interest acquired was approximately $3,061,000 and the total purchase price was $2,428,000. The difference of $633,000 was recorded as a liability to the extent of contingent consideration in accordance with FAS 141.

Forgiven Receivable for Acquisition	$2,428,000
Cash Paid for Acquisition	—

Total Acquisition Price	$2,428,000

Carrying Value of Minority Interest Acquired	3,061,000
Liabilities - Contingent Consideration	(633,000)

Carrying Value of Minority Interest Acquired	$2,428,000

(2) GBGH, LLC (“GBGH”) – On March 1, 2006, the Company, along with Marathon Capital Holdings (UK), LLC (“Marathon”) formed GBGH. The Company owns 79% of GBGH and Marathon owns the remaining 21%. GBGH owns, through various subsidiaries, 100% of the UK Assets.

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

NOTE C — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertain tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company has determined that FIN 48 will not have a material impact on its results of operations or financial position.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosure requirements regarding fair value measurement. Where applicable, this statement simplifies and codifies fair value related guidance previously issued within U.S. generally accepted accounting principles. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has reviewed SFAS 157 and has determined that its adoption will not have any material effect on the Company’s financial statements.

In September 2006, the FASB issued Statement of Financial Standards No. 158, (“SFAS 158”) “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of Financial Accounting Standards Board (FASB) Statements No. 87, 88, 106 and 132R)”. SFAS 158 requires companies with defined benefit plans and certain other plans to recognize on the balance sheet the difference between benefit obligations and any plan assets of those benefit plans. This Statement is effective for fiscal years ending after December 15, 2006. The Company does not have any plans of this nature; therefore FASB 158 is not applicable to the Company and will have no impact.

In February 2007, the FASB issued Statement of Financial Standards No. 159 (“FASB 159”), “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This Statement provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This Statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This Statement is effective for fiscal years beginning after November 15, 2007. We do not believe that the adoption of SFAS 159 will have a material impact on our results of operations or financial condition.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Years Misstatements when Quantifying Misstatements in Current Year Financial Statement.” SAB No. 108 specifies how the carryover or reversal of prior year unrecorded financial statement misstatements should be considered in quantifying a current year misstatement. SAB No. 108 requires a dual approach that considers both the amount by which the current year consolidated statement of operations is misstated (“rollover method”) and an approach that considers the cumulative amount by which the current year consolidated balance sheet is misstated (“iron curtain method”). Prior to the issuance of SAB No. 108, either the rollover or iron curtain method was acceptable for quantifying financial statement misstatements. Prior to the Company’s application of the guidance in SAB No. 108, management used the rollover approach for quantifying financial statement misstatements.

Initial application of SAB No. 108 allows registrants to elect not to restate prior periods but to reflect the initial application in their annual financial statements covering the first fiscal year ending after November 15, 2006. The cumulative effect of the initial application should be reported in the carrying amounts of assets and liabilities as of the beginning of that fiscal year and the offsetting adjustment, net of tax, should be made to the opening balance of retained earnings for that year. The Company elected to record the effects of applying SAB No. 108 using the cumulative effect transition method to the misstatement that has been corrected below.

The Company’s management has determined that accumulated other comprehensive income as of January 1, 2006 was not presented net of income taxes as required by Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. In accordance with the transition method of SAB No. 108, the Company recorded a cumulative effect adjustment of $827,000 as both a decrease to accumulated other comprehensive income and a decrease to accumulated deficit as of January 1, 2006. There was no tax effect of this adjustment.

Based on the nature of the adjustment the Company has concluded that this adjustment is immaterial to prior year’s consolidated financial statements under the previous method of assessing materiality, and therefore, has elected, as permitted under the transition provisions of SAB No. 108, to reflect the effect of this adjustment as of January 1, 2006.

The following table summarizes the effect (up to January 1, 2006) of applying guidance SAB No. 108.

	Period in which the Misstatement Originated (1)			SAB No. 108 Adjustment recorded as of January 1, 2006
	Cumulative Prior to January 1, 2004	Year Ended December 31, 2004	Year Ended December 31, 2005
Accumulated Other Comprehensive Income (2)	$(160,000)	$(764,000)	$(827,000)	$(827,000)

Impact on Other Comprehensive Income (3)	$(160,000)	$(604,000)	$(63,000)	$—

Accumulated Deficit (4)	$—	$—	$—	$827,000

(1)	The Company previously quantified these errors under the roll-over method and concluded that they were immaterial.
(2)	The Company incorrectly overstated accumulated other comprehensive income by $160,000 (cumulatively) in years prior to 2004, by $604,000 in 2004 and by $63,000 in 2005. The Company recorded a reduction in accumulated other comprehensive income as of January 1, 2006 with a corresponding decrease in accumulated deficit to correct these misstatements.
(3)	Represents the net over-statement of other comprehensive income for the indicated periods resulting from the misstatements.
(4)	Represents the net reduction to accumulated deficit recorded as of January 1, 2006 to record the initial application of SAB No. 108.

NOTE D — ACQUISITIONS

On August 7, 2006, the Company completed its acquisition and financing of certain energy assets in the United Kingdom through certain of its subsidiaries (the “UK Transaction”). The assets (the “UK Assets”) acquired include (i) gas licenses for approximately 100,000 acres of onshore natural gas properties and mineral rights in North Yorkshire, England (the “Gas Licenses”), containing significant proved reserves, (ii) the Knapton Generating Station, a 42 MW gas-fired power plant associated with and located in the vicinity of the natural gas reserves in North Yorkshire, England, and (iii) certain related gas gathering and processing assets. As part of the UK Transaction, a subsidiary of the Company entered into a power purchase agreement and a gas sales agreement with Scottish Power Energy Management (“Scottish Power”) under which Scottish Power is required to purchase all of the electricity generated by the Knapton Generating Station and all of the natural gas produced from the associated reserves up to 100 bcf for a term of up to 12 years. The Company paid approximately $72.6 million and issued rights to acquire up to 9.2 million shares of its common stock to acquire the UK Assets and to obtain the necessary financing. The financing of the UK Transaction provided approximately $166.3 million for, among other things, the acquisition of the UK Assets, the funding of certain reserves required by the terms of the financing and working capital to be used by the Company’s subsidiaries for the operation and upgrade of the UK Assets necessary to increase gas production. These loans mature in 2013 and 2014, subject to acceleration or mandatory prepayments upon the occurrence of certain events, and are currently secured by substantially all of the Company’s and its subsidiaries’ assets, other than U.S. Energy Biogas Corp.’s (“USEB”) assets.

The Gas Licenses acquired represent the mineral rights of the associated properties; the Company does not own the surface land. Individual land leases have been negotiated with the surface rights landowners that provide for small fixed payments to the landowners for the surface rights. The individuals do not receive royalties associated with extraction of natural resources.

The Company, through GBGH, LLC (“GBGH”), owns a 79% interest in the UK Assets. GBGH intends to further develop the natural gas fields subject to the Gas Licenses in a several phase process that includes the expansion of the gas collection system in order to supply the Knapton Generating Station with sufficient gas to operate on a 24/7 basis, the making of modifications to the Knapton Generating Station, the expansion of proved and collectible gas reserves and the construction a pipeline to the gas distribution system (the “Expansion”).

As part of the transaction, various derivatives including hedging and similar arrangements were entered into with respect to, among other things, gas and electricity prices, interest and currency rates, and carbon emission allowances. The gas and electric hedges assure the Company that it will receive not less than specified prices for the sale of electricity from the Knapton Generating Station through August 2009 and for the sale of gas from the facility in 2010 and 2011. The currency and interest rate hedges ensure that the results of operations with respect to our UK activities will not be adversely impacted, through August 2009, as a result of fluctuation in such rates. The agreement with respect to carbon emission allowances requires that the Company purchase specified amounts of such allowances at fixed prices through December 31, 2007.

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

The financing arrangements entered into with respect to the UK Transaction require that GBGH set aside funds for various purposes, including maintenance and the Expansion. Management believes that such funds are sufficient for such purposes, including the completion of the Expansion. Nonetheless, the Company agreed, pursuant to an equity support agreement, to provide additional funds to GBGH as follows: (i) £3.9 million (approximately $7.6 million based upon the exchange rate in effect on or about December 31, 2006) between September 7, 2007 and December 31, 2007 to cover certain of GBGH’s maintenance expenses; (ii) to cover certain shortfalls in the reserve account for Expansion; (iii) $20 million, less specified amounts, upon default under specified financing arrangements; (iv) up to $4 million for certain breaches of warranties (or the discovery of certain negative information) arising with respect to the agreements pursuant to which we acquired the UK Assets; (v) $20 million, if GBGH elects to extend the initial interest rate and currency hedge agreements which is due to expire on August 7, 2009; and (vi) if GBGH enters into one or more replacement interest rate and currency hedge agreements, the amounts payable as an upfront fee or premium to the providers thereunder. Absent a refinancing or the raising of additional capital, there can be no assurance that the Company will have sufficient cash to provide the required additional funds to GBGH.

The following table details the purchase price and our allocation for the UK Transaction through the application of FAS141 as of December 31, 2006. This information, specifically the allocation of purchase price to the assets acquired is based upon the results of the independent valuation of the assets. In accordance with FAS141, the Company has one year from the acquisition date, August 7, 2006, to finalize the allocation of the purchase price to the net assets acquired.

The total fair value of the net assets acquired was approximately $156,760,000 and the total purchase price was $94,746,000. The difference of $62,014,000 has been allocated as a reduction to the long term assets in accordance with FAS 141.

Cash Paid for Acquisition	$72,634,000
Equity Instruments Issued for Acquisition	15,433,000
Direct Acquisition Costs	6,679,000

Total Acquisition Price	94,746,000

Property, Plant and Equipment	10,552,000
Gas Property and Equipment, Depleting	84,624,000
Long Term Power/Gas Contract	2,236,000
Decommissioning Liabilities	(2,666,000)

Total Net Assets Acquired	$94,746,000

Following are the Pro Forma Condensed Consolidated Statements of Operations for the Company for the years ended December 31, 2005 and 2006. These Pro Forma Condensed Consolidated Statements of Operations estimate the operations of the Company as if the acquisition had occurred on January 1, 2005 and January 1, 2006, respectively.

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

The Pro Forma Condensed Consolidated Statement of Operations for 2006 includes the actual results of the Company through December 31, 2006, which includes the actual results of entities acquired since the date of acquisition. The historical results of the entities acquired from January 1, 2006 through the date of acquisition are added to these actual results. The historical data for 2006 is prepared on the same basis as the historical information for 2005.

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEAR ENDED DECEMBER 31, 2005

(Unaudited)

(In thousands, except per share data)

	U.S. Energy Systems, Inc. before giving consideration to the UK Transaction	Pro Forma impact of the UK Transaction	U.S. Energy Systems, Inc. after giving consideration to the UK Transaction
Revenue	$19,620	$4,845	$24,465

Costs and Expenses:
Operating Expenses	9,721	413	10,134
General, Administrative and Other Expenses	6,399	1,327	7,726
Depreciation, Depletion and Amortization	4,611	2,607	7,218
Income from Joint Ventures	(310)	—	(310)

Total Costs and Expenses	20,421	4,347	24,768

(Loss) Income from Operations	(801)	498	(303)

Interest and Dividend Income	3,452	2,380	5,832
Foreign Currency Translation Expense	(2,775)	—	(2,775)
Interest Expense	(10,800)	(14,564)	(25,364)
Other Income	997	—	997

Loss before Provision of Taxes and Minority Interest	(9,927)	(11,686)	(21,613)

Income Tax Expense	(870)	—	(870)
Minority Interest	1,181	2,454	3,635

Loss from Continuing Operations	(9,616)	(9,232)	(18,848)

Gain on Disposal of Segment (net of Income Tax)	150	—	150

Net Loss	(9,466)	(9,232)	(18,698)

Dividends on Preferred Stock	(826)	—	(826)

Net Loss Applicable to Common Stock	$(10,292)	$(9,232)	$(19,524)

Other Comprehensive Loss:
Net Loss	$(9,466)	$(9,232)	$(18,698)
Unrealized Gain	167	—	167

Total Comprehensive Loss	$(9,299)	$(9,232)	$(18,531)

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEAR ENDED DECEMBER 31, 2005

(Unaudited)

(In thousands, except per share data)

	U.S. Energy Systems, Inc. before giving consideration to the UK Transaction	Pro Forma impact of the UK Transaction	U.S. Energy Systems, Inc. after giving consideration to the UK Transaction
NET LOSS PER SHARE OF COMMON STOCK:
Net Loss per share from Continuing Operations – Basic and Diluted	$(0.85)	$(0.75)	$(1.60)
Net Income per share from Discontinued Operations – Basic and Diluted	$0.02	—	$0.02
Net Loss per share of Common Stock – Basic and Diluted	$(0.83)	$(0.75)	$(1.58)
Weighted Average Number of Common Shares Outstanding – Basic and Diluted	12,356,000	12,356,000	12,356,000

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEAR ENDED DECEMBER 31, 2006

(Unaudited)

(In thousands, except per share data)

	U.S. Energy Systems, Inc. before giving consideration to the UK Transaction	Pro Forma impact of the UK Transaction	U.S. Energy Systems, Inc. after giving consideration to the UK Transaction
Revenue	$21,244	$1,537	$22,781

Costs and Expenses:
Operating Expenses	13,260	897	14,157
General, Administrative and Other Expenses	9,367	338	9,705
Depreciation, Depletion and Amortization	6,249	1,286	7,535
Income from Joint Ventures	(111)	—	(111)

Total Costs and Expenses	28,765	2,521	31,286

Loss from Operations	(7,521)	(984)	(8,505)

Interest and Dividend Income	3,894	1,236	5,130
Foreign Currency Translation Expense	(2,536)	—	(2,536)
Gain on Hedges	2,756	—	2,756
Interest Expense	(22,971)	(7,276)	(30,247)
Other Expense	(2,490)		(2,490)

Loss before Reorganization Expense, Taxes and Minority Interest	(28,868)	(7,024)	(35,892)

Reorganization Expense – Legal Fees	(1,369)	—	(1,369)

Loss before Taxes and Minority Interest	(30,237)	(7,024)	(37,261)

Income Tax Expense	(21)	—	(21)
Minority Interest	2,684	1,475	4,159

Net Loss	(27,574)	(5,549)	(33,123)

Dividends on Preferred Stock	(261)	—	(261)

Net Loss Applicable to Common Stock	$(27,835)	$(5,549)	$(33,384)

Other Comprehensive Loss:
Net Loss	$(27,574)	$(5,549)	$(33,123)
Unrealized Gain	589	—	589
Foreign Currency Translation	3,832	—	3,832

Total Comprehensive Loss	$(23,153)	$(5,549)	$(28,702)

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

PRO FORMA CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

FOR THE YEAR ENDED DECEMBER 31, 2006

(Unaudited)

(In thousands, except per share data)

	U.S. Energy Systems, Inc. before giving consideration to the UK Transaction	Pro Forma impact of the UK Transaction	U.S. Energy Systems, Inc. after giving consideration to the UK Transaction
NET LOSS PER SHARE OF COMMON STOCK:
Net Loss per share from Continuing Operations – Basic and Diluted	$(1.72)	$(0.34)	$(2.06)
Weighted Average Number of Common Shares Outstanding – Basic and Diluted	16,204,000	16,204,000	16,204,000

NOTE E — RESTRICTED CASH AND MARKETABLE SECURITIES

The various financing agreements for the Company and its subsidiaries require the establishment and maintenance of various reserve accounts, which are also collateral for the financings. Access to the funds in the accounts is restricted by the terms of the loan agreements. The funds are invested in highly liquid assets approximating cash in accordance with the terms of the loan agreements.

USEB’s financing arrangement with the Countryside Power Income Fund (“Countryside”) required the maintenance of the Illinois Subsidy Liability Reserve Account (the “Illinois Accounts”), a debt service reserve account and an improvement reserve account. The funds held in the improvement reserve account could be utilized to fund capital expenditures. The funds in the Illinois Accounts were intended to be utilized to retire the Illinois subsidy liability as it became due. With the completion of USEB’s refinancing on May 31, 2007, the requirement to maintain these reserves, with the exception of a $3,000,000 construction reserve, was eliminated.

GBGH’s financing agreements with Credit Suisse provide for the maintenance of debt service reserve accounts, an interest during construction reserve account, a major maintenance reserve account and capital improvement reserve accounts, including the expansion account. The funds held in the interest during construction reserve account can be utilized to satisfy the interest payment obligations as they come due. The capital improvement reserve accounts will be utilized to fund improvements to and expansion of the existing well fields and gas collection systems as well as exploratory work to identify and establish new reserves. The major maintenance reserve account will be used to cover any major unforeseen repairs necessary to the gas collection and power generation systems.

Restricted cash and marketable securities were as follows:

	Subsidiary	December 31, 2006	December 31, 2005
Illinois Subsidy Liability Reserve Accounts	USEB	$29,357,000	$26,429,000
Improvement Reserve	USEB	3,508,000	3,367,000
Debt Service Reserve	USEB	2,182,000	2,104,000
Contract Escrow	USEB	—	30,000
Debt Service Reserve (*)	GBGH	11,503,000	—
Interest During Construction Reserve (*)	GBGH	4,986,000	—
Capital Expenditure Reserve (*)	GBGH	1,161,000	—
Expansion (*)	UKES	21,218,000	—
Major Maintenance (*)	UKES	17,461,000	—

Totals		$91,376,000	$31,930,000

(*) – associated with the UK Transaction

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

USEB utilized $33,000,000 of its reserve accounts, including all funds managed by a professional investment manager as described above, to fund the $33,000,000 in principal payments required by its settlement agreement with Countryside. $3,000,000 of principal was paid in January 2007 and $30,000,000 was paid in March 2007. All balances remaining in the USEB accounts were transferred to unrestricted cash upon USEB’s May 31, 2007 completion of its Plan of Reorganization. Per the terms of the new financing, USEB was required to fund a $3,000,000 construction reserve account which will be utilized to fund future capital needs. See Note X.

Included in the Illinois Accounts at December 31 2006 is $27,356,000 that is managed by a professional investment manager under investment allocation parameters established by the Company. Of such sum, $18,433,000 is invested in equity fund accounts, $7,983,000 is invested in debt accounts, and $940,000 is held in cash or cash equivalent accounts. These investments, which are classified as available for sale, are carried at fair value, with unrealized gains and losses, net of any tax effects, reported in Stockholders’ Equity as Accumulated Other Comprehensive Income. The original cost of these investments, which has been invested since July 2004, is $21,417,000.

The reserve account related to the UK Transaction are invested in money market accounts with a major, global financial institution.

NOTE F – ILLINOIS RETAIL RATE PROGRAM

USEB has 10 operating projects in Illinois which are receiving a subsidy for each kilowatt hour (“kwh”) of electricity sold to the local utility under the Illinois Retail Rate Program. In accordance with the settlement with the Illinois Commerce Commission (“ICC”), eligibility for participation in the Illinois Retail Rate program terminated for all projects on the effective date of the Plan of Reorganization which was May 31, 2007. The Company made a $5,250,000 payment upon the completion of the Chapter 11 filing to the State of Illinois in full satisfaction of the approximately $65,000,000 liability owed to the State of Illinois for subsidies received since 1998. Effective on May 31, 2007, USEB began selling its generating output into the open market at rates determined by the day ahead energy market.

Under the terms of the Illinois Retail Rate Program, estimated rates were paid for production sold to the utility with that rate being reconciled annually, on the anniversary date of the commencement of commercial operations of the applicable project, to the actual rates paid for electricity by the local municipality. After the actual rate was determined, sales for the preceding calendar year, retroactive to the last anniversary date, were adjusted based upon the actual rate. If the actual rate is greater than the estimated rate, additional sales proceeds are paid to the project. If the actual rate is less than the estimated rate, then prior sales proceeds received, equal to the excess amounts paid, were refunded to the utility. This actual rate then becomes the estimated rate for the subsequent year. USEB was subject to these rate adjustments through May 31, 2007. A $250,000 escrow has been established with the Illinois Commerce Commission from the proceeds of the settlement payment.

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

NOTE G — TRANSACTIONS WITH AFFILIATES

USEB is a general partner in alternative energy and equipment finance transactions with related limited partnerships and collects management fees from the partnerships. Fees earned from such general partner undertakings amount to $242,000 for 2006, $272,000 for 2005 and $459,000 for 2004. Accounts receivable and accounts payable from these affiliates are presented separately in the Consolidated Balance Sheets.

USEB reimburses the Company for a majority of the costs incurred by them for the benefit of USEB. These costs include management and accounting salary and benefit costs, office expenses associated with the accounting services and an allocation of rent expenses. The total reimbursements for 2006, 2005 and 2004 were $99,000, $293,000 and $639,000, respectively.

NOTE H — NOTES AND INTEREST RECEIVABLE

Notes and Interest Receivable consist of four notes pertaining to USEB’s sale of its limited partnership interests in several Gasco entities. Payments of principal and interest on the three contingent installment notes are made quarterly based upon the amount of landfill gas sold and the value of the tax credits generated by the sale. Payments of principal and interest on the Fixed Installment Notes are made quarterly based upon a mortgage style amortization. In June 2004, the contingent installment note receivable for the 1999 sale of Gasco interests was written down by approximately $2,500,000 to reflect updated projections for the amount of gas projected to be sold and the dollar value of payments required under the contingent note. The write down of the note receivable was offset by an equivalent reduction in deferred revenue and did not result in a charge to other income or loss. In 2006, USEB fully reserved for the outstanding balance of the note due to the potential phase out provisions of the Section 29 tax credits.

On April 8, 2004, AJG Financial Services, Inc. (“AJG”) made a cash down payment of $2,000,000 and delivered a $14,000,000 note payable to a subsidiary of USEB to satisfy its obligation to pay for certain ownership interests in Illinois based generating project entities AJG had previously acquired. The note matures in 2024, requires scheduled payments of principal and interest and bears interest at a rate of 15% per annum. Payments on the note are limited to cash distributions from the project entities with any excesses to the scheduled payments being applied as an additional principal payment and any deficits to scheduled payments being deferred. This transaction resulted in a gain for USEB of $2,000,000 which was recognized in June, 2004. Future principal payments received on the note will result in the recording of additional gains on this transaction when they are received. USEB intends to exercise its right to reacquire, as allowed for in the sale agreements, the ownership interests in the Illinois based generating project entities during 2007. USEB has the right to reacquire the ownership interests through the termination of the note receivable.

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Notes receivable as of December 31, 2006 consisted of the following:

(Dollars in thousands)	Interest Rate	Current Portion	Long-Term Portion
Contingent Installment Note Receivable for 1999 Sale of GASCO Interests Secured by the Interests	9.47%	—	—
Fixed Installment Note Receivable for 2001 Sale of GASCO Interests Secured by the Interests	6.00%	—	—
Contingent Installment Note Receivable for 2001 Sale of GASCO Interests Secured by the Interests	6.00%	—	—
Contingent Notes Receivable for Sale of Barre, MA Project’s Gas Collection System and Related Assets, Secured by the Interests	10.00%	—	543
Installment Note Receivable From AJG For Illinois Electric Generation Partners II Secured by Interests	15.00%	181	13,281
Term Note Due	—	—	—
Accrued Interest Receivable	—	928	—

		$1,109	$13,824

A comparable breakdown as of December 31, 2005 is as follows:

(Dollars in thousands)	Interest Rate	Current Portion	Long-Term Portion
Contingent Installment Note Receivable for 1999 Sale of GASCO Interests Secured by the Interests	9.47%	$720	$3,054
Fixed Installment Note Receivable for 2001 Sale of GASCO Interests Secured by the Interests	6.00%	542	151
Contingent Installment Note Receivable for 2001 Sale of GASCO Interests Secured by the Interests	6.00%	370	4,369
Contingent Notes Receivable for Sale of Barre, MA Project’s Gas Collection System and Related Assets, Secured by the Interests	10.00%	10	532
Installment Note Receivable From AJG For Illinois Electric Generation Partners II Secured by Interests	15.00%	158	13,482
Term Note	—	—	500
Accrued Interest Receivable	—	176	—

		$1,976	$22,088

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

A Gasco project is a project level entity (normally a limited partnership for which USEB or a USEB subsidiary serves as general partner), which collects and sells biogas to an affiliated project level entity (a “Genco”), which uses the biogas to generate electricity.

USEB sold its limited partnership interests in several Gasco’s during December 1999. The total sales price was approximately $22,000,000 including interest imputed at 9.47%. A down payment of approximately $4,285,000 was received in 1999. The balance of the sales proceeds will be received based on the actual gas production of the projects over six years. During 2006, a valuation reserve against the $3,595,000 contingent note receivable for the 1999 sale of Gasco interest was established. The valuation allowance was established due to the phase out provision of the Section 29 tax credits due to the current and projected market price of oil. Section 29 tax credits phase out and can be eliminated in totality if the reference price of oil exceeds established base prices. During 2006, the amount of Section 29 tax credits was reduced by approximately 33% due to the phase out provisions based on a reference price of oil of approximately $59.

In 2004, USEB’s sale of certain limited partnership interests was completed with the receipt of a $14,000,000 non-recourse note payable to a USEB subsidiary. The note matures in 2024 and bears interest at a rate of 15% per annum. Payments on the note are limited to cash distributions from the project entities with any excesses to the scheduled payments being applied as an additional principal payment and any deficits to scheduled payments being deferred. The note is secured by the ownership interests.

In November 2006, as consideration for U.S. Energy’s acquisition of Cinergy’s 45.74% ownership interest in USEB, U.S. Energy assumed Cinergy’s installment note payable obligations due USEB for their purchase of certain Gasco interests. Such amount has been accounted for in the purchase of Cinergy’s interest.

NOTE I — PROPERTY, PLANT AND EQUIPMENT

Power generation and gas transmission assets consist primarily of the value of the internal combustion engines and related equipment located at the landfill gas to energy projects. The majority of these assets are depreciated using the straight-line method over the useful life of the assets, between three and twenty-five years, for financial statement purposes.

Other property and equipment as of December 31, 2006 and 2005 consists of site tools, office furniture, computer equipment and company vehicles. These assets are depreciated over lives ranging from three to ten years.

Consolidated property, plant and equipment consist of the following at December 31, 2006 and 2005:

	(Dollars in Thousands)
	2006	2005
Land	$98	$98
Generation and Transmission Equipment and Peripherals	67,953	65,868
UK Property, Plant and Equipment	10,075	—
Other Property and Equipment	785	503

	$78,911	$66,469
Less Accumulated Depreciation	(30,474)	(26,163)

	$48,437	$40,306

NOTE J — INVESTMENTS

Our total investments, including joint ventures, as of December 31, 2006 and 2005 are as follows:

	(Dollars in Thousands)
	December 31, 2006	December 31, 2005
Plymouth Cogeneration	$432	$321
Various Holdings of USEB	953	913

Total Investments	$1,385	$1,234

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

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

The day-to-day operations of the Plymouth Facility are managed by one of our partners in this project, and management decisions are made by a committee composed of representatives of the three partners in this project. The Company reports gains from its investment in Plymouth Cogeneration under the category Income from Joint Ventures in the financial statements.

Lehi Envirosystems, Inc. In 1997, our wholly-owned subsidiary, Lehi Envirosystems, Inc. (“LEHI”), acquired a 50% equity interest in Lehi Independent Power Associates (“LIPA”), which owns a cogeneration facility in Lehi, Utah (the “Lehi Facility”) and the underlying real estate. The Lehi Facility has been dormant since 1990.

Various Holdings of USEB. USEB owns a general partnership interest in various entities (the “Gascos”) that are parties to the gas rights agreements for the respective landfills and own the gas collection systems on the landfills. The investment value increased during 2006 due to capital contributions made by USEB to various Gascos in order to fund the expansion of the gas collection systems.

NOTE K— LONG-TERM DEBT

The Company’s consolidated debt is summarized as follows:

Borrowing Entity	Current Interest Rate	Maturity	Principal Balance December 31, 2006	Principal Balance December 31, 2005
U.S. Energy Biogas Corp.	10.00%	2019	$99,000,000	$89,161,000
US Energy Overseas Investments LLC	10.50%	2014	24,341,000	—
GBGH, LLC – 1st Lien Debt	11.25%	2013	113,500,000	—
GBGH, LLC – 2nd Lien Debt	14.00%	2014	29,500,000	—
Unamortized Debt Issuance Costs			(41,215,000)	—

Totals			$225,126,000	$89,161,000

Additional information pertaining to the components of the Company’s debt follows:

U.S. Energy Biogas Corp. – USEB’s debt was payable to Countryside Canada Power Inc. (“Countryside”). Pursuant to USEB’s settlement agreement with Countryside, which was approved by the Court, Countryside was allowed a US$99,000,000 secured claim against certain of USEB’s assets. The claim included all outstanding

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

principal plus unpaid interest through January 31, 2007, any claims pertaining to the Royalty Agreement between Countryside and USEB, any and all fees and expenses incurred by Countryside related to USEB’s proceedings and claims related to the Development Agreement between U.S. Energy and Countryside. Payments on the secured claim plus additional interest was denominated in US dollars as of the settlement date.

The components of the secured claim are as follows:

Description	US Dollars
Principal	$90,168,000
Interest through January 31, 2007	2,473,000
Royalty Agreement	5,869,000
Expenses	490,000
USEY Development Agreement	—

Totals	$99,000,000

USEB made a $3,000,000 payment against the secured claim in January, 2007 and a $30,000,000 payment in March, 2007. The remaining outstanding principal of $66,000,000 was deemed over secured for purposes of adequate protection providing USEB with the right to use its cash collateral for the payment of its operating expenses and the legal and professional fees associated with the bankruptcy during the term of bankruptcy proceedings and bore interest at a rate of 10% per annum (down from 11% per the original loan agreement) payable monthly in US dollars to Countryside. The final installment against the secured claim was paid on May 31, 2007. The funding for the final installment was obtained through the completion of $80,000,000 of financing obtained from a private equity fund. The debt is in the form of a $77,000,000 fixed term obligation and a $3,000,000 revolving credit facility. Interest is based on LIBOR plus 4.50% and is adjusted every three months for the subsequent three month period. The current interest rate is 9.88%. Interest is payable quarterly and principal reductions are based upon 75% of the excess cash flow generated by USEB’s operations. The debt is collateralized by all of USEB’s assets. The financing arrangements contain various financial covenants that must be met including an Interest Coverage Ratio, a Fixed Charge Coverage Ratio, a Leverage Ratio and minimum Consolidated Adjusted EBITDA. In connection with the debt facilities, USEB has agreed to a sharing of net profits for a significant number of years following the amortization or prepayment of the debt. The maturity date of the debt is May 31, 2014. Based upon the terms of the debt agreement, principal payments for 2007, if any, are not required to be paid until after December 31, 2007.

While the foreign currency exchange rate for debt service payments made during 2006 were fixed though a swap agreement, the outstanding principal was subject to fluctuations in the exchange rate. Due to fluctuations in the foreign currency exchange rate, the change in outstanding principal for the comparative periods is comprised of $1,265,000 of principal payments made offset by $2,272,000 of additional principal due resulting from changes in the foreign currency exchange rate. The debt was collateralized by substantially all of USEB’s assets.

US Energy Overseas Investments LLC (“Overseas”) – Overseas’s debt is payable to Silver Point Finance, LLC. The interest rate on the debt is adjusted periodically based upon fluctuations in the base interest rates. All interest is accrued and added to the outstanding principal balance. As of December 31, 2006, the outstanding principal balance consists of $23,335,000 in original principal and $1,006,000 of accrued interest. Principal payments on the debt are required from cash receipts received by Overseas or the raising of equity by the Company. The debt is collateralized by the UK Assets.

GBGH, LLC – GBGH, LLC’s debt is payable to Credit Suisse, as collateral agent. The interest rate on the debt is adjusted periodically based upon fluctuations in the base interest rate. Principal payments on the debt are payable from excess cash flows generated by GBGH, LLC and its subsidiaries. The debt is collateralized by the UK Assets.

The debt arrangements generally restrict the Company’s and its subsidiaries’ ability to sell assets, incur additional indebtedness and may limit equity distributions.

NOTE L —DEFERRED REVENUES

Deferred revenues are primarily comprised of gains to be recognized from the sale of USEB’s limited partnership interests in certain partnerships, further described in Note H. The majority of the proceeds from the sales are to be paid in installments, the amounts of which will be determined by production and other considerations; therefore, the gain will be recognized as payments are received.

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

NOTE M — DEFERRED ROYALTY

On April 8, 2004, Countryside acquired a convertible royalty interest in USEB for $6,000,000. Pursuant to the terms of the Royalty Agreement, dated April 8, 2004 (the “Royalty Agreement”), Countryside had the right to receive, on a quarterly basis, the sum of 7% of net distributable cash flow and 1.8% of USEB’s gross revenues, determined pursuant to the Royalty Agreement, not to exceed 49% of total distributions made to Countryside and the shareholders of USEB, combined. Countryside had the option to convert the royalty interest into non-voting common shares of USEB, equal to 49% of the outstanding equity. The amount of the royalty was accrued on a quarterly basis. For 2006, 2005 and 2004, royalty expense related to Countryside was $307,000, $307,000 and $314,000 respectively.

Pursuant to the settlement agreement between USEB and Countryside, all of USEB’s obligations to Countryside under the Royalty Agreement, including the option to convert the interest into non-voting common shares of USEB equal to 49% of the outstanding equity and the obligation for future royalty payments, were included in the $99,000,000 secured claim granted to Countryside by USEB.

NOTE N — FOREIGN CURRENCY TRANSACTIONS

USEB’s debt obligation to Countryside prior to the Chapter 11 filing required that debt service payments be made in Canadian dollars. USEB had entered into a cash flow foreign currency hedge agreement with financial institutions fixing the Canadian dollar to US dollar exchange rate at $1.331 Canadian dollar per US dollar. This hedge agreement was terminated as of the date of the Chapter 11 filing. Pursuant to bankruptcy law, the foreign currency exchange rate was fixed as of the date of the filing of the case. As of November 29, 2006, the exchange rate was $1.1343 Canadian dollar per US dollar.

As required by SFAS No. 52 and SFAS No. 133, USEB had adjusted the outstanding principal on the debt owed to Countryside to reflect the currency exchange rate as of the end of the financial reporting period. The gain or loss resulting from the adjustment of the outstanding principal from that recorded in the previous reporting periods is recorded as Foreign Currency Transaction Expense.

Following is a summary of the Foreign Currency Translation account as of December 31, 2006 and 2005 (the exchange rates are Canadian dollars per US dollar and are stated in whole dollars, all other amounts are in thousand:

	December 31, 2006	December 31, 2005
Currency Exchange Rate at Loan Origination, April 8, 2004	$1.331	$1.331
Currency Exchange Rate at December 31, 2005	$1.166	$1.166
Currency Exchange Rate at November 29, 2006	$1.1343	$1.1343
Cumulative Translation Adjustments Beginning
Of Reporting Period	$9,764	$6,989
Cumulative Translation Adjustments End
Of Reporting Period	$12,256	$9,764
Aggregate Adjustment for the Current
Reporting Period Expense	$(2,492)	$(2,775)
Deferred Taxes Allocated to Adjustment in Reporting Period	$947	$1,054

NOTE O — INCOME TAXES

The provisions (benefits) for federal and state income taxes are as follows:

(Dollars in thousands)
	2006	2005	2004
Current:
Federal	$—	$—	$—
State	81	103	240

Total Current Provision	81	103	240

Deferred
Federal	(51)	646	(5,839)
State	(9)	121	(1,095)

Total Deferred Provision (Benefit)	(60)	767	(6,934)

Total Provision (Benefit)	$21	$870	$(6,694)

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

The provision (benefit) for income taxes differs from the Federal statutory rate for the following reasons:

(Dollars in thousands)
	2006	2005	2004
Provision (Benefit) at Statutory Rate	$(10,281)	$(3,375)	$(9,809)
State Income Tax	(1,209)	(308)	240
Increase in Valuation Allowance	11,752	4,409	2,665
Permanent Differences	(365)	(390)	14
Other	124	534	196

Actual Provision (Benefit) for Income Taxes	$21	$870	$(6,694)

Provisions have been made for deferred taxes based on differences between the financial statements and the tax basis of assets and liabilities using currently enacted rates and regulations. The components of the net deferred tax assets and liabilities are as follows:

	2006	2005
Deferred Tax Assets:
NOL and Credit Carry Forward	$39,230	$26,981
Property, Plant & Equipment	2,886	3,100
Deferred Revenue	898	1,086
Foreign Currency Translation	4,657	3,290
Allowance for Doubtful Accounts	1,626	532

Total Deferred Tax Assets	49,297	34,989

Deferred Tax Liabilities:
Subsidy Revenue	(9,925)	(9,364)
Derivative Mark to Market Loss	(1,030)	—
Investments	(1,112)	(407)

Total Deferred Tax Liabilities	(12,067)	(9,771)

Net Deferred Tax Assets	37,230	25,218
Valuation Allowance	(23,092)	(11,340)

Total Deferred Taxes	$14,138	$13,878

Realization of the deferred tax assets is dependent on generating sufficient taxable income prior to the expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that a significant portion of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced. The Company has established a 100% reserve towards the deferred tax assets for two of the companies that are included in the consolidated financial statements. USEB deferred tax assets are expected to be utilized in 2007 as the result of the settlement gain associated with the Illinois Retail Rate program. Such gain is expected to be recorded during the second quarter of 2007.

The Company’s Consolidated Net Operating Loss Carryforwards (NOLs) expire as follows:

NOLs

2007	$—
2008	18
2009 to 2012	5,313
Thereafter	97,905

Totals	$103,236

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

NOTE P — STOCKHOLDERS’ EQUITY

Effective on March 31, 2006, the Company caused the conversion of each share of its Series D Convertible Preferred Stock into four shares of common stock. A total of 916,666 shares of the Series D Convertible Preferred Stock were converted into 3,666,664 shares of common stock. The conversion resulted in a decrease in preferred stock equity of $9,000, a decrease in additional paid in capital of $28,000 and an increase in common stock of $37,000.

During 2006, stockholders owning 73,266 of the Company’s Series C Convertible Preferred Stock exchanged such shares for 586,128 shares of common stock.

During 2006, stockholders owning 127.272 of the Company’s Series B Convertible Preferred Stock exchanged such shares for 35,027 shares of common stock.

As of December 31, 2006, the Company had 7,274,000 warrants, issued as part of the UK acquisition, outstanding for the purchase of its common stock as follows:

Shares	Exercise Price	Expiration Date
6,174,000	$0.01	February 7, 2014
600,000	4.37	February 7, 2014
166,667	8.00	February 7, 2014
166,667	9.00	February 7, 2014
166,666	10.00	February 7, 2014

As of December 31, 2006, the Company had issued 1,900,000 Class B Membership Units of Overseas associated with the UK Transaction with each unit convertible into one share of the Company’s common stock. The Class B Membership Units are convertible after the earlier of August 2009 or when the market price of USEY’s common stock exceeds $11 for 20 consecutive trading days. The value ascribed to the Class B Membership Units were determined by an independent valuation which amounted to $13,500,000. Such amount has been recorded as minority interest in the accompanying financial statements.

As of December 31, 2006, the Company had preferred stock outstanding as summarized below:

	Series B	Series C
Number of Shares	238	24,067
Annual Dividend per Share	$90	$1.80
Convertible Into USEY Common Stock	Yes	Yes
Conversion Price per Share	$3.625	$8.00
Forced Conversion by Company	If stock trades at 150% of conversion price for 20 consecutive days	If stock trades at 120% of conversion price for 30 consecutive days
Voting Rights to One Common Share	None	6:1

As of December 31, 2006, the Company had issued restricted stock units as summarized below:

	Year Ended December 31, 2006		Year Ended December 31, 2005
	Units	Weighted Average Price on Date of Grant	Units	Weighted Average Price on Date of Grant
Units Outstanding at Beginning of Year	601,015	$1.12	471,015	$0.89
Granted	375,000	—	130,000	1.95
Exercised	—	—	—	—
Forfeited	—	—	—	—

Units Outstanding at End of Year	976,015	$0.69	601,015	$1.12

These restricted stock units granted in 2006 vest one-third on the later of December 13, 2007 or when the average trading price for one share of US Energy’s common stock (the “Price”) is greater than $15, one-third on the later of December 13, 2008 or when the Price is greater than $20 and one-third on the later of December 13, 2009 or when the Price is greater than $25. The Company has not ascribed any value to these units due to the spread between the Price and the market price of the stock at the date of grant.

There are restricted stock units granted in 2004 and 2005 which vest over a four year period equally on the anniversary of the date of grant. The fair value of these restricted stock units have been measured at the market value of the underlying stock at the date of the grant.

Following is a summary of the vesting and the unrecorded compensation costs for the vesting of restricted stock units.

	Units	Unrecorded Compensation Costs
Restricted Stock Units Issued	976,015
Shares Vested:	485,399
Shares Vesting:
2007	166,558	$163,000
2008	166,558	202,000
2009	157,500	—

Totals	490,616	$365,000

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

Restricted stock unit grants are valued based on the closing market value on the date of grant and expensed over the vesting period of the units.

2000 Executive Incentive Compensation Plan. The 2000 Executive Incentive Compensation Plan (the “2000 Plan”) provides for the granting of stock options, stock appreciation rights, restricted stock, and other stock related awards and incentive awards that may be settled in cash, stock or property. The total number of shares that may be issued under the 2000 Plan equals the sum of 10,000,000 shares plus the number of shares that are surrendered in payment of any award or any tax withholding requirements.

The Board of Directors or a committee thereof administers the 2000 Plan. The Board is permitted to impose performance conditions with respect to any award, thereby requiring forfeiture of all or any part of any award if performance objectives are not met, or to link the time of exercisability or settlement of an award to the achievement of performance conditions. For awards intended to qualify as “performance-based compensation” within the meaning of Section 162(m) of the Internal Revenue Code, such performance objectives shall be based upon the achievement of a performance goal based upon business criteria described in or determined pursuant to the 2000 Plan. As such performance based compensation may be tied to the Company’s stock price, the intention of the compensation plan is to focus the attention of management on managing the Company from the prospective of an owner with an equity stake.

Other Executive Incentive Compensation Plans. Prior to the 2000 Executive Incentive Compensation Plan the Company had three other plans that provided for the granting of stock options and other stock related awards and incentive awards. These plans, entitled the 1996, 1997 and 1998 Plans, have been terminated and no additional awards will be issued under the plans.

Stock option activity is summarized as follows:

Stock Option Activity

	Year Ended December 31, 2006		Year Ended December 31, 2005		Year Ended December 31, 2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options Outstanding at Beginning of Year	7,156,425	$3.67	6,138,925	$3.84	6,118,925	$3.84
Granted	73,333	4.53	1,620,000	2.79	120,000	—
Forfeited	(34,000)	5.41	(602,500)	2.97	(100,000)	3.64
Exercised	(65,000)	1.70	—	—	—	—

Options Outstanding at End of Year	7,130,758	3.69	7,156,425	3.67	6,138,925	3.84

Options Exercisable at End of Year	6,470,738	$3.75	5,716,425	$3.84	6,138,925	$3.84

	Options Outstanding
Range of Exercise Price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years
$0.65 - $ 2.50	986,000	$1.84	4.9
$2.85 - $3.00	1,537,425	2.95	3.0
$3.50 - $3.63	1,040,000	3.51	7.2
$4.00 - $ 5.15	2,871,333	4.22	3.7

$6.00 - $ 7.00	696,000	6.09	4.1

	7,130,758	$3.69	4.1

Forfeitures are the result of an option holder’s termination of employment with the company.

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

The intrinsic value (or the amount by which the market price of the Company’s stock exceeds the exercise price of an option) for options are summarized as follows:

Outstanding as of December 31, 2006	$11,093,000
Exercisable as of December 31, 2006	$9,697,000
Exercised during 2006	$225,000

Unrecorded compensation for unvested options is $400,000 to be recorded in 2007.

The weighted average fair value of options at date of grant for grants during the years ended December 31, 2006, 2005 and 2004 were $2.85, $1.31 and $0.21, respectively. The fair value of the options at date of grant was estimated using the Black-Scholes option-pricing model utilizing the following assumptions:

	For the year ended December 31, 2006	For the year ended December 31, 2005	For the year ended December 31, 2004
Risk-free Interest Rates	4.625%	4.77%	4.20%
Expected Option Life in Years	5.00	8.50	10.00
Expected Stock Price Volatility	0.77	0.45	0.26
Expected Dividend Yield	0.00%	0.00%	0.00%

The Risk-Free Interest Rates are based upon an average of the 5 and 10 year treasury bills. The Expected Option Life is based upon the expected life of the option. The Expected Stock Price Volatility is based upon the standard deviation of the change in the Company’s stock price over the last year, based upon management’s assessment of the change in operating characteristics of the Company.

Shares Reserved

The following table summarizes shares of common stock reserved for issuance at December 31, 2006:

Reserved for:	Exercise Price	Number of Shares Issuable
Warrants	$0.01 - $10.00	7,274,000
Stock Conversions	$3.63 - $11.00	3,134,381
2000 Executive Incentive Comp. Plan	$0.65 - $7.00	7,130,758

Totals		17,539,139

As of December 31, 2006, the Company had dilutive shares, including vested restricted stock units, warrants and options totalling 16,839,086 shares.

NOTE Q — COMMITMENTS AND CONTINGENCIES

The Company and its subsidiaries have various financial commitments under office and equipment leases. The office leases include leases in New York, Connecticut and London. Financial commitments for the next five years are:

Year	Commitments
2007	$622,000
2008	471,000
2009	379,000
2010	345,000
2011	—

Total	$1,817,000

Lease expenses for the Company for 2006, 2005 and 2004 were $219,000, $226,000 and $253,000 respectively.

        In April, 2001, USEB acquired its Brookhaven, Countryside and Morris project entities from Yankee Energy Services Company (“YESCO”). Two of the projects, Countryside and Morris, produce electricity from landfill gas and participate in the Illinois Retail Rate program. As part of the transaction, the acquired entities entered into a secured, contingent acquisition consideration agreement with YESCO. The agreement stipulates that additional acquisition consideration will be due and payable for the Countryside and Morris projects, should actual electricity rates received exceed established levels and should actual operation and maintenance expenses be beneath established amounts. The contingent obligation has a face amount of $4,700,000, accrues interest at a rate of 9.5% per annum and is secured by the assets of the entities. The amount of payment due, if any, is calculated and paid on a quarterly basis. The contingent obligation terminates on March 31, 2011 and all unpaid balances remaining are forgiven.

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

For 2006, 2005 and 2004, the amounts of additional contingent consideration paid to YESCO under this agreement were $45,000, $39,000 and $78,000, respectively. The consideration is treated as an operating expense in the Company’s financial statements.

USEB had provided the buyers related to certain installment sale notes, as described in Note H, with tax indemnifications related to the validity of the Section 29 tax credits generated by the assets sold to the buyers. U.S. Energy has no liability in the indemnifications other than through its ownership interests in USEB. To date, there have not been any claims made on these indemnifications. The Company will accrue any amounts related to these issues as they become quantifiable.

On or about March 20, 2007, Marathon Capital Holdings (UK), LLC (“Marathon”) and Richard T. Brandt II, as director, filed suit in the Supreme Court of the State of New York against the Company, one of its subsidiaries and certain officers and directors of the Company. The suit asserts causes of action seeking permanent injunctive relief directing the defendants to provide the plaintiffs with access to the books and records of the Company and to allow the plaintiffs to more fully participate in the management and affairs of the Company. The suit seeks an award of attorneys’ fees and costs in connection with the litigation, but does not otherwise seek monetary damages. The defendants intend to vigorously defend against the suit.

NOTE R — RETIREMENT AND PROFIT SHARING PLAN

Pursuant to the Company’s 401(k) plan, employees may defer up to 15% of their salaries up to the maximum contribution allowed under the Internal Revenue Code. The Company matches 100% of the first 3% of salary contributed and 50% of the next 2% of salary contributed to the plan. For the years ended December 31, 2006, 2005 and 2004, the Company’s total contributions were $35,000, $42,000 and $63,000, respectively. Total contributions related to the UK plan since August 7, 2006 were $35,120 based upon the exchange rate at December 31, 2006.

NOTE S — RELATED PARTY TRANSACTIONS

In 2004, certain legal costs were incurred by us and paid to an entity with which a former member of our executive management was affiliated. The amounts paid were $220,000 in 2004.

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

NOTE T — MAJOR CUSTOMERS

During 2006, 2005 and 2004, one customer accounted for 33%, 39% and 42% of our revenues (excluding revenues from discontinued operations), respectively.

NOTE U — QUARTERLY INFORMATION

2006 (Dollars in thousands, except share amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Loss Applicable Common Stock	$(2,166)	$(2,925)	$(7,636)	$(15,108)
Loss per Common Stock – Basic and Diluted	$(0.15)	$(0.17)	$(0.47)	$(0.93)

2005 (Dollars in thousands, except share amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Loss Applicable Common Stock	$(888)	$(1,049)	$(6,474)	$(1,881)
Loss per Common Stock – Basic and Diluted	$(0.07)	$(0.09)	$(0.52)	$(0.15)

2004 (Dollars in thousands, except share amounts)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Loss Applicable Common Stock	$(4,181)	$(1,952)	$(883)	$(3,056)
Loss per Common Stock – Basic and Diluted	$(0.35)	$(0.17)	$(0.07)	$(0.26)

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

NOTE V — SEGMENT INFORMATION

The Company’s results by operating segment were as follows:

	Years Ended December 31,
	2006	2005	2004
		(Unaudited)	(Unaudited)
Operating Revenues:
USEB	$18,860,000	$19,620,000	$19,901,000
UK Operations	2,384,000	—	—
Corporate	—	—	207,000

Total	$21,244,000	$19,620,000	$20,108,000

Net Loss:
USEB	$(11,575,000)	$(2,882,000)	$(10,708,000)
UK Operations	(9,137,000)	—	—
Corporate	(7,123,000)	(7,410,000)	636,000

Total	$(27,835,000)	$(10,292,000)	$(10,072,000)

	December 31, 2006	December 31, 2005
		(Unaudited)
Identifiable Assets
USEB	$148,739,000	$157,597,000
UK Operations	161,878,000	—
Corporate	36,313,000	11,432,000

Total	$346,930,000	$169,029,000

The USEB segment is comprised of the operations of USEB’s landfill gas to energy projects. The UK segment relates to the operations of the UK Assets. The Company may in the future, based upon changes in the operating structure, create an additional segment related to the UK operations. The Corporate segment relates to the executive management of the Company.

NOTE W — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The Accumulated Other Comprehensive Income (Loss) for 2006 and 2005 is as follows:

	December 31, 2006	December 31, 2005
Foreign Currency Translation	$3,391,000	$(442,000)
Mark to Market of Investments	2,380,000	2,619,000

Total	$5,771,000	$2,177,000

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

NOTE X — SUBSEQUENT EVENTS

Subsequent to December 31, 2006, the following transactions were entered into:

•	19,713 shares of Series C Convertible Preferred Stock were converted into 157,704 shares of common stock;

•	434,783 restricted stock units granted in 2004 vested and were converted into 434,783 shares of common stock;

•

USEB entered into an agreement with the Illinois Commerce Commission in which it was agreed upon that USEB would satisfy its approximately $65,000,000 obligation to the State of Illinois for payments received under the Illinois Retail Rate Program for a payment of $5,250,000. The final agreement has been approved by the Court and the amounts were paid on May 31, 2007;

•

U.S. Energy sold 1,280,000 shares of common stock for $5.00 per share and issued 652,000 warrants with each warrant convertible into one share of common stock for an exercise price of $0.01 per share. A total of $6,400,000 was received from the sale of the common stock. Pursuant to the financing agreement with Silver Point Capital Finance, LLC (“Silver Point”) related to the financing they provided for the UK Transaction, the Company was required to pay Silver Point, as a payment against the financing liability, 50% of the proceeds from the sale of equity above the first $3,000,000 in proceeds received. The Company made a payment of $1,700,000 against the UK financing as the result of this sale of common stock;

•

Holders of 1,632,000 options to acquire the Company’s common stock exercised those options and were issued 1,632,000 shares of common stock. The total exercise price for the options exercised was $5,100,000; and

•

Pursuant to the terms of the Countryside settlement, a former executive of the Company who owned 1,810,000 options to acquire the Company’s common stock at various exercise prices was granted a cashless exercise of those options resulting in the issuance of 523,423 shares of common stock. The remaining balance of 1,286,577 options were cancelled.

•

On May 31, 2007, USEB closed on $80,000,000 in financing with a private equity fund thereby allowing it to fully satisfy its remaining $66,000,000 obligation to Countryside, the $5,250,000 obligation to the Illinois Commerce Commission per its settlement agreement with USEB, the payment, in full, of all undisputed, unsecured pre-petition claims and the establishment of certain reserves for future obligations. With the completion of the financing and the subsequent payment of the various obligations, USEB has completed its plan of reorganization and emerged from the Chapter 11 proceedings which commenced on November 29, 2006.

NOTE Y—ACCOUNTING CORRECTIONS

The Company’s accounting policy pertaining to gains associated with the note receivable issued as consideration for the sale of certain partnership interests was adjusted in 2004 to reflect the application of Staff Accounting Bulletin No. 30, Accounting for Divesture of a Subsidiary or Other Business Operation and Staff Accounting Bulletin No. 81, Gain Recognition on the Sale of a Business to a Highly Leveraged Entity. The application of these bulletins resulted in the recognition of gains associated with the note as payments are received as such payments are dependent upon future operations of assets sold. The adjustment had no impact on consolidated cash flows.

The Company’s accounting policy related to the accounting for a foreign currency loan and related hedge arrangement was adjusted in 2004 to reflect the application of the Statement of Financial Accounting Standard No. 52, Foreign Currency Translation and No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company states the outstanding principal amount related to the Countryside debt using the foreign currency exchange rate in effect at the end of the applicable period and to record changes in the fair value of the hedge arrangements.

U.S. ENERGY SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

The following table isolates the change in the Company’s Consolidated Statement of Operations and Other Comprehensive for the year ended December 31, 2004 resulting from the restatement. The change had no effect on the Company’s cash flows.

STATEMENT OF OPERATIONS FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2004 (in thousands)	As Restated	As Originally Reported
Foreign Currency Translation Expense	$(6,989)	$—
Gain on Sale of Subsidy	$6,560	$9,944
Minority Interest	$5,857	$2,061
Income Tax Benefit	$6,694	$10,003
Net Income (Loss)	$(9,244)	$495
Net Loss Applicable to Common Stock	$(10,072)	$(185)
Loss per Share of Common Stock	$(0.85)	$(0.02)

NOTE Z – VALUATION ALLOWANCES

The Company’s activity in its allowance for doubtful accounts is a summarized as follows:

	December 31, 2006	December 31, 2005
Balance – Beginning of Year:	$1,399,000	$46,000
Additions	3,595,000	1,353,000
Recovery	(729,000)	—

Balance – End of Year	$4,265,000	$1,399,000

SUPPLEMENTARY OIL AND GAS DATA

(Unaudited)

The supplementary gas data that follows is presented in accordance with FAS No. 69, Disclosures About Oil and Gas Producing Activities (“FAS No. 69”), and includes (1) costs incurred, capitalized costs and results of operations relating to gas producing activities, (2) net proved gas reserves, and (3) a standardized measure of discounted future net cash flows relating to proved gas reserves, including a reconciliation of changes therein.

The Company produces natural gas in the United Kingdom. The Company is the majority owner of a consolidated subsidiary that conducts all business in the United Kingdom. A total of 21% of all United Kingdom activity, and therefore natural gas activity, is attributable to a minority interest holder.

Costs Incurred in Gas Producing Activities

(Dollars in thousands)
For the Years Ended December 31,	2006	2005	2004
Property acquisitions
Unproved	$28,029	—	—
Proved	54,778	—	—
Exploration	—	—	—
Production and development	994	—	—
Accrual for Asset Retirement	6,089	—	—

Capitalized Costs Relating to Gas Producing Activities

(Dollars in thousands)
For the Years Ended December 31,	2006	2005	2004
Unproved properties	$24,887	—	—
Proved properties	48,638	—	—
Wells, equipment and related facilities	17,953	—	—

Total Costs	91,478	—	—
Less: Reserve for depreciation, depletion, amortization and lease impairment	(165)	—	—

Net capitalized costs	$91,313	—	—

Results of Operations for Gas Producing Activities

The results of operations shown below excluded gas producing activities, including gains on sales of oil and gas properties, interest expense and gains and losses resulting from foreign exchange translations. Therefore, these results are on a different basis than the net income from Exploration and Production operations reported in management’s discussion and analysis of results of operations and in Note V – Segment Information, in the notes to the consolidated financial statements.

(Dollars in thousands)
For the Years Ended December 31,	2006	2005	2004
Sales and other operating revenues
Unaffiliated customers	$—	—	—
Inter-company	1,513	—	—

Total revenues	1,513	—	—

Costs and expenses
Production expenses, including related taxes	1,381	—	—
Exploration expenses, including dry holes and lease impairment	—	—	—
General, administrative and other expenses	352	—	—
Depreciation, depletion and amortization	161	—	—

Total costs and expenses	1,894	—	—

Results of Operations	$(381)	—	—

Intercompany sales represent sales between subsidiaries used in the production of electricity output.

Gas Reserves

The Company’s gas reserves are calculated in accordance with SEC regulations and interpretations and the requirements of the FASB. For reserves to be booked as proved they must be commercially producible, government approvals must be obtained and depending on the amount of the project cost, senior management or the board of directors, must commit to fund the project. The Company’s gas reserve estimation and reporting process involves an annual independent third party reserve determination as well as internal technical appraisals of reserves. The Company maintains its own internal reserve estimates that are calculated by technical staff that work directly with the gas properties. The Company’s technical staff updates reserve estimates throughout the year based on evaluations of new wells, performance reviews, new technical data and other studies. To provide consistency throughout the Company’s standard reserve estimation guidelines, definitions, reporting reviews and approval practices are used. The internal reserve estimates are subject to internal technical audits and senior management reviews the estimates.

The gas reserve estimates reported on the following page are determined independently by the consulting firm of Gaffney, Cline & Associates Inc. (“GCA”) and are consistent with internal estimates. Periodically, but not less then annually, the Company provides GCA with engineering, geological and geophysical data, actual production histories and other information necessary for the reserve determination. The Company’s and GCA’s technical staffs meet to review and discuss the information provided. Senior management and the board of directors review the final reserve estimates issued by GCA.

SUPPLEMENTARY OIL AND GAS DATA

(Unaudited)

(bcf)
For the Years Ended December 31,	2006	2005	2004
Net Proved Developed and Undeveloped
At August 7, 2006 (date of acquisition)	—	—	—
Purchases of minerals in place	42.8	—	—
Revisions of previous estimates	(1.2)	—	—
Extensions, discoveries and other additions	—	—	—
Sales of minerals in place	—	—	—
Production	(0.4)	—	—

Net Proved Developed & Undeveloped	41.2	—	—

Net Proved Developed – August, 2006	—	—	—
Purchased – Net Proved Developed	4.7	—	—
Net Proved Developed – December, 2006	20.4	—	—

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Gas Reserves

Future net cash flows are calculated by applying year-end gas selling prices (adjusted for price changes provided by contractual arrangements) to estimated future production of proved gas reserves, less estimated future development and production costs, which are based on year-end costs and existing economic assumptions. Future income tax expenses are computed by applying the appropriate year-end statutory tax rates to the pre-tax net cash flows relating to the Company’s proved gas reserves. Future net cash flows are discounted at the prescribed rate of 10%. The discounted future net cash flow estimates required by FAS No. 69 do not include exploration expenses, interest expense or general corporate and administrative expenses. The selling prices of natural gas are highly volatile. The year-end prices, which are required to be used for the discounted future net cash flows and do not include the effects of hedges, may not be representative of future selling prices. The future net cash flow estimates could be materially different if other assumptions were used.

(Dollars in thousands)
As of December 31,	2006	2005	2004
Future revenues	$195,569	—	—
Less:
Future production costs	(27,031)	—	—
Future development costs	(23,617)	—	—
Future income tax expenses	—	—	—

Future net cash flows	144,921	—	—
Less: Discount at 10% annual rate	(56,453)	—	—

Standardized measure of discounted future net cash flows	$88,468	—	—